Form 10-K
period 1996-02-03
UNITED RETAIL GROUP INC/DE
filed 1996-04-17
CIK 881905

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 3, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ______________________

Commission file number  019774

                            UNITED RETAIL GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            51 0303670
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

365 WEST PASSAIC STREET, ROCHELLE PARK, NJ                       07662
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (201)  845-0880

Securities registered pursuant to Section 12(b) of the 1934 Act:

Title of each class        Name of each exchange on which registered

______________________________________________________________________

______________________________________________________________________

Securities registered pursuant to Section 12(g) of the 1934 Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   x   NO
                                              ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 29, 1996, the aggregate market value of the voting stock of the registrant (also referred to herein as the "Company") held by non-affiliates of the registrant was approximately $19.1 million. For purposes of the preceding sentence only, affiliate status was determined on the basis that all stockholders of the registrant are non-affiliates except (i) the officers and directors of the registrant and its subsidiaries and (ii) other stockholders who have filed statements with the Securities and Exchange Commission (the "SEC") under Section 13(d) of the 1934 Act reporting beneficial ownership of more than 5% of the voting stock of the registrant, regardless of the reported purpose of their holdings.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

YES _______                NO _______

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of March 31, 1996, 12,190,375 shares of the registrant's common stock, $.001 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's annual report for the year ended February 3, 1996 is incorporated in part by reference in Part II of this Form 10-K.

The registrant's proxy statement for its 1996 annual meeting of stockholders is incorporated in part by reference in Part III of this Form 10-K.

                                     PART I

Item 1.           Business.

OVERVIEW

                  The Company is a leading nationwide specialty retailer of large-size women's apparel and accessories, offering private label merchandise with a "designer" look. The Company's merchandising strategy is to offer its customers merchandise of the same quality and variety available in smaller sizes. The Company operates 576 stores in 37 states principally under the names The Avenue(R) and Sizes Unlimited.

CUSTOMER BASE

                  The Company seeks to serve the mass market and targets fashion-conscious women between 18 and 50 years of age who wear size 14 or larger. The Company believes that this market is underserved by many department and specialty retail stores that do not offer wide selections of fashionable large-size women's apparel. In addition, the large-size customer often has fewer store alternatives in nearby shopping malls and strip shopping centers than her smaller-size counterpart.

HISTORY

                  The Company was incorporated in 1987 and completed its initial public offering in 1992. The Company's current business resulted from an internal reorganization at The Limited, Inc. ("The Limited") in 1987, in which The Limited combined its underperforming The Avenue(R) store group (then operating under the Lerner Woman trade name) with the Sizes Unlimited store group. Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer, and his management team were selected to design and implement a plan to turn around the combined businesses. In the spring of 1988, management launched its business plan, which was designed to increase average store sales and close stores with low sales potential. From the beginning of Fiscal 1988 through Fiscal 1991, the Company focused on rationalizing its store base by closing 64 stores while opening only 37 new stores. The business plan also focused on improving merchandise quality and fit, introducing more fashionable lines, enhancing the store shopping experience with strong merchandise presentations and upgraded customer service, renovating existing stores and designing and building new-store prototypes.


                  From Fiscal 1992 through Fiscal 1995, the Company expanded its store base by opening individual new stores and by acquiring groups of closed stores from other retail chains. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MERCHANDISING AND MARKETING

                  The Company's strategy is to offer its customers a "designer" look in moderately priced private label merchandise. It emphasizes consistency of merchandise quality and fit and aggressively updates its merchandise selections to reflect customer demand and fashion trends. The apparel industry is subject to rapidly changing consumer fashion preferences and the Company's performance depends on its ability to respond quickly to changes in fashion.

                  Each store operated by the Company offers selections of casual wear, career apparel, specialty items and accessories. The casual wear assortment includes comfortably fitted jeans, slacks, T-shirts, skirts, active wear and sweaters. Casual wear comprises the majority of the Company's sales. The career assortment includes skirts, soft blouses, jackets, suits, dresses and coats. Specialty items include a full line of sleepwear and lingerie. Accessories include earrings, pins, scarves, socks, hosiery and a selection of gift items. The Company offers most of its merchandise at popular or moderate price points, including blouses in the $20 to $40 price range, jeans and slacks in the $20 to $35 price range and dresses and suits in the $49 to $99 price range.

                  The Company promotes private label merchandise, which has higher gross profit margins and which the Company believes creates an exclusive "designer" image that helps distinguish it from competitors. Through careful brand management, including consistent imaging of its private label merchandise, the Company believes it enhances brand recognition and the customer's perception of value. Branded private label merchandise includes casual wear (Forelli(R)) and career apparel (Adrian Jordan(R)). The Avenue(R) label is also used on both casual wear and career apparel. Private label garments are tagged, packaged and presented at the Company's stores in a manner consistent with more expensive garments with national brand names.

                  The Company develops new merchandise assortments on average six times each year. Merchandise selection is allocated to each store based on many factors, including store location, store profile and sales experience. The Company regularly updates each store's profile based on its customers' fashion and price preferences and local demographics. The Company's point-of-sale systems gather financial, credit, inventory and other statistical information from each store on a daily basis. This information is then used to evaluate and adjust each store's merchandise mix on a weekly basis.

                  The Company uses creative merchandise displays, distinctive signage and upscale packaging that, combined with attractive store decor, create an atmosphere comparable to that of other quality specialty retailers and department stores. To further stimulate store traffic, the Company frequently uses credit card inserts with announcements of upcoming events.

MERCHANDISE DISTRIBUTION AND INVENTORY MANAGEMENT

                  The Company believes that short production schedules and rapid movement of merchandise from manufacturers to its stores are vital to minimize business risks arising from changing fashion trends.

                  The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through a distribution complex located in Troy, Ohio. Merchandise received at the distribution center is promptly assigned to individual stores, packed for delivery and shipped to the stores.

                  The Company maintains a worldwide logistics network of agents and space availability arrangements to support the in-bound movement of merchandise into the distribution complex. The out-bound system consists of common carrier line haul routes connecting the distribution complex to a network of delivery agents. This system enables the Company to provide every store with frequent deliveries. The Company does not own or operate trucks or trucking facilities.

                  The Company manages its inventory levels, merchandise allocation to stores and sales replenishing for each store through its computerized management information systems, which enable the Company to profile each store and evaluate and adjust each store's merchandise mix on a weekly basis. New merchandise is allocated by style, color and size immediately before shipment to stores to achieve a merchandise assortment that is suited to each store's customer base.

                  The Company's inventory management strategy is designed to maintain targeted inventory turnover rates and minimize the amount of unsold merchandise at the end of a season by closely comparing sales and fashion trends with on-order merchandise and making necessary purchasing adjustments. Additionally, the Company uses markdowns and promotions as necessary.

MANAGEMENT INFORMATION SYSTEMS

                  The applications software for the Company's management information systems was acquired by the Company from The Limited. The Company's management information systems consist of a full range of store, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, cash/credit, merchandise reporting and planning. All of the Company's stores have point-of-sale terminals that transmit daily information on sales by merchandise category as well as style, color and size. The Company evaluates this information, together with its report on merchandise shipments to the stores, to implement merchandising decisions regarding markdowns, reorders of fast-selling items and allocation of merchandise. In addition, the Company's headquarters and distribution center are linked through an interactive computer network.

                  Company employees located at its headquarters maintain and support the applications software, operations, networking and point-of-sale functions of the Company's management information systems. The hardware and systems software for the Company's management information systems are maintained by Integrated Systems Solutions Corporation ("ISSC"), a wholly-owned subsidiary of IBM. The computer hardware used in processing is located in Lexington, Kentucky, at a facility operated by ISSC.

PURCHASING

                  Separate groups of merchants are responsible for different categories of merchandise. See, also, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Most of the merchandise purchased by the Company consists of either manufacturer's "line merchandise" produced under the Company's private label or custom designed garments produced for the Company by contract manufacturing, also under the Company's private labels. An item of merchandise is test marketed, whenever possible, in limited quantities prior to mass production to help identify the current fashion preferences of the Company's customers.

                  The Company provides manufacturers with strict guidelines for size specifications and gradings to ensure proper, consistent fit across product categories. The Company and independent sourcing agents monitor production by manufacturers in the United States and abroad to ensure that size specifications, grading requirements and other specifications are met.

                  In Fiscal 1995, a single manufacturer accounted for more than 5% but less than 10% of the Company's merchandise purchases. No manufacturer accounted for 10% or more of the Company's merchandise purchases. Domestic purchases (some of which are foreign-made products) are executed by Company purchase orders. Import purchases are made in U.S. dollars and are generally financed by letters of credit.

CREDIT SALES

                  The Company permits its customers to use several methods of payment, including cash, personal checks, third-party credit cards, layaways and its own credit cards.

                  All of the Company's proprietary credit cards are issued by Citibank (South Dakota) N.A., which purchases credit card charges from the Company daily at a discount that is adjusted annually.

COMPETITION

                  All aspects of the women's retail apparel business are highly competitive. Many of the competitors are units of large national chains that have substantially greater resources than the Company. Management believes its principal competitors include all major national and regional department stores, specialty retailers (including Lane Bryant, Inc. which is a subsidiary of The Limited, and which management believes is the largest specialty retailer of large-size women's apparel), discount stores, mail order companies, television shopping channels and interactive electronic media.

Management believes its merchandise selection, prices, consistency of merchandise quality and fit, and appealing shopping experience emphasizing strong merchandise presentations, together with its experienced management team, management information systems and logistics capabilities, enable it to compete in the marketplace.

TRADE NAMES AND TRADEMARKS

                  The Company is the owner in the United States of its principal trademarks, The Avenue(R), Forelli(R) and Adrian Jordan(R), which are registered with the Patent and Trademark Office. The Company is also the sublicensee of certain national brand names. See, "Certain Relationships and Related Transactions." The Company believes that no individual trade name or trademark is material to the Company's competitive position in the industry. The Company is not aware of any use of any of its trade names or principal trademarks by its competitors that has a material effect on the Company's operations (except that the Company has agreed not to use the Sizes Unlimited trade name in the states of Washington and Oregon, where the Company operates stores under the trade name Smart Size) or any material claims of infringement or other challenges to the Company's right to use its trade names or principal trademarks in the United States.

EMPLOYEES

                  As of March 16, 1996, the Company employed approximately 5,300 associates, of whom approximately 2,000 worked full-time and the balance of whom worked part-time. Considerable seasonality is associated with employment levels. Approximately 80 store associates are covered by collective bargaining agreements. The Company believes that its relations with its associates are good.

SEASONALITY

                  The Company's business is seasonal, with the first half of each fiscal year providing a greater portion of the Company's annual net sales and operating income. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.           Properties.

                  As of February 29, 1996, the Company operated stores in 37 states:

                  Alabama                   6                Nevada                     1
                  Arizona                   5                New Hampshire              4
                  Arkansas                  1                New Jersey                39
                  California               87                New Mexico                 1
                  Colorado                  1                New York                  56
                  Connecticut              13                North Carolina            10
                  Delaware                  2                Ohio                      23
                  Florida                  25                Oklahoma                   4
                  Georgia                  21                Oregon                     6
                  Illinois                 48                Pennsylvania              21
                  Indiana                   8                Rhode Island               2
                  Iowa                      2                South Carolina            10
                  Kentucky                  5                Tennessee                 13
                  Louisiana                11                Texas                     39
                  Maine                     1                Utah                       1
                  Maryland                 18                Virginia                  12
                  Massachusetts            21                Washington                10
                  Michigan                 29                Wisconsin                 11
                  Missouri                  9

                  Total:  576

                  Of the Company's stores, 303 were in strip shopping centers, 243 were in shopping malls, and 30 were in downtown shopping districts. Stores generally range in size from 2,500 to 6,000 net square feet. The Company leases all its store locations.

                  The Company leases its executive offices, which consist of approximately 56,000 square feet and are located in an office building at 365 West Passaic Street, Rochelle Park, New Jersey. The office lease has a term ending in August 1999.

                  The Company owns a 128-acre site on Interstate 75 in Troy, Ohio, on which its national distribution center is located. The national distribution center is equipped to service 900 stores. The site is adequate for a total of four similar facilities.

Item 3.           Legal Proceedings.

                  The Company is involved in various routine legal proceedings incidental to the conduct of its business and maintains reserves that include, among other things, the estimated cost of uninsured payments to accident victims and payments to vendors of goods and services resulting from certain disputes. Management believes that, giving effect to reserves, these legal proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

                  No material pending legal proceeding to which the Company was a party was terminated during the fourth quarter of the fiscal year ended February 3, 1996.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

                  The section captioned "Shareholder Information" in the registrant's 1995 annual report to stockholders is incorporated herein by reference. (Only those portions of the 1995 annual report to stockholders incorporated by reference in another document filed with the SEC shall be deemed "filed" in accordance with the rules and regulations promulgated by the SEC.)

Item 6.           Selected Financial Data.

                  The section captioned "Selected Financial Data" in the registrant's 1995 annual report to stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the registrant's 1995 annual report to stockholders is incorporated herein by reference.

Item 8.           Financial Statements and Supplementary Data.

                  The section captioned "Consolidated Financial Statements" in the registrant's 1995 annual report to stockholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not applicable.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  The subsections captioned "Election of Directors - Nominees" and " - Business Experience" in the registrant's proxy statement for its 1996 annual meeting of stockholders (the "Proxy Statement") is incorporated herein by reference.

                  In addition to Raphael Benaroya and George R. Remeta, the executive officers of the registrant or its subsidiaries are:

                  Charles R. Wilkinson, age 51, has been the Executive Vice President - Organizational Development of United Retail Incorporated, a subsidiary of the registrant, since June 1991. He was employed at The Children's Place, Inc., a chain of retail children's apparel stores, as Chief Executive Officer since before 1991.

                  Kenneth P. Carroll, age 53, was the Company's Vice President - General Counsel from March 1992 to March 1996, when he was elected the Senior Vice President - General Counsel. Previously, he was a member of Bachner, Tally, Polevoy & Misher, a law firm, since before 1991.

                  Ellen Demaio, age 38, has been employed by United Retail Incorporated as a merchant since before 1991. In 1992, she was elected a Vice President - Merchandise of United Retail Incorporated and in 1994 she was elected the Senior Vice President - Merchandise of United Retail Incorporated.

                  Julie L. Daly, age 41, has been the Vice President - Planning and Distribution of United Retail Incorporated since May 1991, and previously was employed by United Retail Incorporated in merchandise planning positions since before 1991.

                  Kent Frauenberger, age 49, has been the Vice President - Logistics of United Retail Logistics Operations Incorporated, a subsidiary of the registrant, since May l993. Previously, he was Manager of Business Development of Exel Logistics Inc., a logistics firm, through 1992. Previously, he was Director of Distribution of Mervyns, a division of Dayton Hudson Corp., a retail store chain, since before 1991.

                  Jon Grossman, age 38, has been the Vice President - Finance of the Company since May 1992. Previously, he served the Company as its Director of Financial Reporting since before 1991.

                  Alan R. Jones, age 48, has been the Vice President - Real Estate of United Retail Incorporated since November 1994. Previously, he was Vice President - Real Estate of Payless Shoesource, a division of May Department Stores, Inc., since before 1991.

                  Bradley Orloff, age 38, has been the Vice President - Marketing of United Retail Incorporated since May 1991. He previously served United Retail Incorporated in marketing positions since before 1991.

                  Robert Portante, age 44, has been the Vice President - MIS of United Retail Incorporated since November 1994. Previously, he was Vice President - MIS of Brooks Fashion Stores, Inc. ("Brooks"), a retail store chain, since May 1991. Brooks filed as debtor in possession under the United States Bankruptcy Code. Previously, he was Director - MIS of Brooks since before 1991.

                  Fredric E. Stern, age 46, has been the Vice President - Controller of United Retail Incorporated since before 1991.

                  John I. Trombley, age 47, has been the Vice President - Store Design and Construction of United Retail Incorporated since August 1994. Previously, he was Vice President - Store Planning of The Limited since before 1991.

                  The term of office of these executive officers will expire at the 1996 annual meeting of stockholders, scheduled to be held in May 1996.

                  The subsection captioned "Section 16(b) Filings" in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

                  The sections captioned "Executive Compensation" and "Report of Compensation Committee" in the Proxy Statement are incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

                  The section captioned "Security Ownership of Principal Stockholders and Management" in the Proxy Statement is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

                  The sections captioned "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement are incorporated herein by reference.

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.


The following financial statement schedule is filed herewith:

          Schedule             Description
          --------             -----------

          II                   Valuation of  Qualifying Accounts and Reserves

The following exhibits are filed herewith:

          Number           Description
          ------           -----------

          13 Sections of 1995 Annual Report to Stockholders (including opinion of Independent Public Accountants) that are incorporated by reference in response to the items of the Annual Report on Form 10-K

          23.1 Consent of Independent Public Accountants for the registrant

          23.2 Opinion of Independent Public Accountants on financial statement schedule

          27               Financial Data Schedule

The registrant's proxy statement on Schedule 14A for its 1996 annual meeting of stockholders is incorporated herein by reference.

The following exhibits to the registrant's Current Report on Form 8-K, dated March 22, 1996, are incorporated herein by reference:

          Number                    Description
          ------                    -----------

          10.1 Amendment No. 7, dated March 5, 1996, to Letter of Credit Agreement among the Corporation, its subsidiaries and The Chase Manhattan Bank (N.A.) ("Chase")

          10.2 Amendment No. 6, dated March 5, 1996, to the Credit Agreement among the Corporation, its subsidiaries and Chase

          10.3* Employment Agreement, dated March 1, 1996 , between the Corporation and Kenneth P. Carroll

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended July 29, 1995 are incorporated herein by reference:

          Number in Filing          Description
          ----------------          -----------

          10.1 Amendment No. 5, dated January 31, 1995, to the Credit Agreement among the Corporation, its subsidiaries and Chase

          10.2 Amendment No. 6, dated January 31, 1995, to the Letter of Credit Agreement among the Corporation, its subsidiaries and Chase

The following exhibits to the registrant's Amended Current Report on Form 8-KA, dated May 22, 1995, are incorporated herein by reference:

          Number in Filing          Description
          ----------------          -----------

          10.1 Amended and Restated Gloria Vanderbilt Intimate Apparel Sublicense Agreement, dated May 22, 1995, between United Retail Incorporated and American Licensing Group Limited Partnership ("ALGLP")

          10.2 Gloria Vanderbilt Sleepwear Sublicense Agreement, dated May 22, 1995, between United Retail Incorporated and ALGLP

The following exhibits to the registrant's Annual Report on Form 10-K for the year ended January 28, 1995 are incorporated herein by reference:

          Number in Filing          Description
          ----------------          -----------

          10.1*                     Incentive Compensation Program Summary

          21                        Subsidiaries of the Corporation

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended October 29, 1994 are incorporated herein by reference:

          Number in Filing          Description
          ----------------          -----------

          10.1*                     Restated Retirement Savings Plan

          10.2*                     Restated Supplemental Retirement Savings
                                    Plan

The following exhibit to the registrant's Quarterly Report on Form 10-Q for the period ended July 30, 1994 is incorporated herein by reference:

          Number in Filing          Description
          -----------------         -----------

          l0.2* Letter from the Corporation to Raphael Benaroya and George R. Remeta, dated May 20, 1994, regarding their respective Restated Employment Agreements, dated November 1, 1991

The following exhibits to the registrant's amended Annual Report on Form 10-KA for the year ended January 29, 1994 are incorporated herein by reference:

          Number in Filing          Description
          ----------------          -----------

          10.3 Amendment, dated December 6, 1993, to Credit Agreement between the Corporation and Citibank (South Dakota) N.A.

          10.4 Term Sheet Agreement, dated as of May 4, 1993, with respect to Amended and Restated Gloria Vanderbilt Hosiery Sublicense Agreement

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993 are incorporated herein by reference:

         Number in Filing           Description
         ----------------           -----------

          4.1                       Amended By-Laws of the Corporation, as
                                    amended June 1, 1993

          4.2 Amendment No. 1, dated June 1, 1993, to Restated Stockholders' Agreement

The following exhibit to the registrant's proxy statement on Schedule 14A for its 1993 annual meeting of stockholders is incorporated herein by reference:

                                    Restated 1990 Stock Option Plan*

The following exhibits to the registrant's Current Report on Form 8-K, dated January 6, 1993, are incorporated herein by reference:

         Number in Filing           Description
         ----------------           -----------

          4.2 Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders

          10.1 Amendment No. 1, dated March 17, 1992, to Letter of Credit Agreement between the Corporation, its subsidiaries and Chase

          10.2 Amendment No. 2, dated May 4, 1992, to Letter of Credit Agreement between the Corporation its subsidiaries and Chase

          10.3 Amendment No. 3, dated July 2, 1992, to Letter of Credit Agreement between the Corporation , its subsidiaries and Chase

          10.4 Amendment No. 1, dated May 4, 1992, to Credit Agreement between the Corporation, its subsidiaries and Chase

          10.5 Amendment No. 2, dated July 2, 1992, to Credit Agreement between the Corporation, its subsidiaries and Chase

          10.6 Second Amendment to Lease, dated June 30, 1992, to Office Lease between Mack Passaic Street Properties Co. and Sizes Unlimited, Inc. (now known as United Retail Incorporated)

          10.7 Guaranty of Lease, dated June 30, 1992, made by Sizes Unlimited Holding Corporation (now known as United Retail Holding Corporation) to Mack Passaic Street Properties Co.

The following exhibits to the registrant's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

         Number in Filing           Description
         ----------------           -----------

          2.1 Acquisition Agreement, dated as of July 14, 1989, between The Limited, Inc. and Sizes Unlimited Acquisition Corporation

          3.1                       Amended and Restated Certificate of
                                    Incorporation of Registrant

          4.1                       Specimen Certificate for Common Stock of
                                    Registrant

          10.2.1 Software License Agreement, dated as of April 30, 1989, between The Limited Stores, Inc. and Sizes Unlimited, Inc.

          10.2.2 Amendment to Software License Agreement, dated December 10, 1991

          10.3.1 Merchandise Handling Agreement, dated as of April 30, 1989, among The Limited Stores, Inc., Limited Express, Inc. and Sizes Unlimited, Inc. and Amendment thereto, dated October 4, 1990

          10.3.2 Amendment, dated December 30, 1991, to Merchandise Handling Agreement

          10.7 Amended and Restated Gloria Vanderbilt Hosiery Sublicense Agreement, dated as of April 30, 1989, between American Licensing Group, Inc. (also known as Oldco, Inc.) (Licensee) and Sizes Unlimited, Inc. (Sublicensee)

          10.11 Office Lease, dated June 12, 1987, between Mack Passaic Street Properties Co. and Sizes Unlimited, Inc. and Amendment thereto dated August 21, 1988

          10.12 Amended and Restated Master Affiliate Sublease Agreement, dated as of July 17, 1989, among Lane Bryant, Inc., Lerner Stores, Inc. (Landlord) and Sizes Unlimited, Inc. (Tenant) and Amendment thereto, dated July 17, 1989

          10.23* Restated Employment Agreement, dated November 1, 1991, between the Corporation and Raphael Benaroya

          10.25* Restated Employment Agreement, dated November 1, 1991, between the Corporation and George R. Remeta

          10.29* Restated 1989 Management Stock Option Plan, dated November 1, 1991

          10.30* Performance Option Agreement, dated July 17, 1989, between Lernmark, Inc. and Raphael Benaroya and First Amendment thereto dated November 1, 1991

          10.31* Performance Option Agreement, dated July 17, 1989, between Lernmark, Inc. and George R. Remeta and First Amendment thereto dated November 1, 1991

          10.32* Second Amendment, dated November 1, 1991, to Performance Option Agreements with Raphael Benaroya and George R. Remeta

          10.33* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and Raphael Benaroya

          10.34* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and George
                                    R. Remeta

          10.38 Management Services Agreement dated August 26, 1989 between American Licensing Group, Inc. and ALGLP

          10.39 First Refusal Agreement dated as of August 31, 1989 between the Corporation and ALGLP

          10.40 Credit Agreement, dated as of February 24, 1992, among the Corporation, its subsidiaries and Chase

          10.41 Letter of Credit Agreement, dated as of February 24, 1992, among the Corporation, its subsidiaries and Chase

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended October 30, 1993 are incorporated herein by reference:

         Number in Filing           Description
         ----------------           -----------

          10.1 Amendment Nos. 3 and 4, dated September 30, 1993 and November 18, 1993, respectively, to Credit Agreement among the Corporation, its subsidiaries and Chase

          10.2 Amendment Nos. 4 and 5, dated September 30, 1993 and November 18, 1993, respectively, to Letter of Credit Agreement among the Corporation, its subsidiaries and Chase

- -------------------------

         *A compensatory plan for the benefit of the registrant's management or a management contract.

- -------------

         (b) No Current Reports on Form 8-K were filed by the registrant during the fiscal quarter ended February 3, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)             UNITED RETAIL GROUP, INC.
            ---------------------------------------------------

              By: /s/  RAPHAEL BENAROYA
                  ---------------------------------------------
                       Raphael Benaroya, Chairman of the Board,
                       President and Chief  Executive Officer

Date:         April 11, 1996
              --------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date
- ---------                        -----                            ----

/s/ RAPHAEL BENAROYA
- ----------------------------
Raphael  Benaroya                Chairman of the Board,           April 11, 1996
Principal Executive Officer      President, Chief Executive
                                 Officer and Director

/s/ GEORGE R. REMETA
- ----------------------------
George R. Remeta                 Vice Chairman,                   April 11, 1996
Principal Financial Officer      Chief Financial Officer,
                                 Secretary and Director

/s/ JON GROSSMAN
- ----------------------------
Jon Grossman                     Vice President - Finance         April 11, 1996
                                 Principal Accounting Officer

/s/ JOSEPH A. ALUTTO
- ----------------------------
Joseph A. Alutto                 Director                         April 11, 1996

/s/ RUSSELL BERRIE
- ----------------------------
Russell Berrie                   Director                         April 11, 1996

/s/ JOSEPH CIECHANOVER
- ----------------------------
Joseph Ciechanover               Director                         April 11, 1996

/s/ ILAN KAUFTHAL
- ----------------------------
Ilan Kaufthal                    Director                         April 11, 1996

/s/ VINCENT LANGONE
- ----------------------------
Vincent Langone                  Director                         April 11, 1996

/s/ CHRISTINA A. MOHR
- ----------------------------
Christina A. Mohr                Director                         April 11, 1996

/s/ RICHARD W. RUBENSTEIN
- ----------------------------
Richard W. Rubenstein            Director                         April 11, 1996

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES        SCHEDULE II
                        AMOUNTS RECEIVABLE FROM OFFICERS
                             (dollars in thousands)


                                                                                                             Balance at End of
                                                                                         Deductions               Period
                                                                                   -----------------------   -----------------
                                                          Balance at
                                                          Beginning                 Amounts       Amounts                Non-
                                                          of Period    Additions   Collected   Written Off   Current   Current
                                                          ----------   ---------   ---------   -----------   -------   -------
Charles R. Wilkinson (1)

    For the fiscal year ended January 29, 1994               $  0        $  0         $ 0            $0        $0       $  0
                                                             ====        ====         ===            ==        ==       ====
    For the fiscal year ended January 28, 1995               $  0        $189         $ 1            $0        $0       $188
                                                             ====        ====         ===            ==        ==       ====
    For the fiscal year ended February 3, 1996               $188        $ 19         $18            $0        $0       $189
                                                             ====        ====         ===            ==        ==       ====

(1) The loan bore interest at Prime plus 1%.

UNITED RETAIL GROUP, INC.      EXHIBIT INDEX
The following exhibits are filed herewith:

          Number              Description
          ------              -----------
          13                  Sections of 1995 Annual Report to Stockholders
                              that are incorporated by reference in response to
                              the items of the Annual Report on Form 10-K

          23.1 Consent of Independent Public Accountants for the registrant

          23.2 Opinion of Independent Public Accountants on financial statement schedule

          27                  Financial Data Schedule

The following financial statement schedule is filed herewith:

          Schedule            Description
          --------            -----------
          II                  Valuation of  Qualifying Accounts and
                              Reserves

The registrant's proxy statement on Schedule 14A for its 1996 annual meeting of stockholders is incorporated herein by reference.

The following exhibits to the registrant's Current Report on Form 8-K, dated
March 22, 1996, are incorporated herein by reference:

          Number              Description
          ------              -----------
          10.1                Amendment No. 7, dated March 5, 1996, to Letter of
                              Credit Agreement among the Corporation, its
                              subsidiaries and The Chase Manhattan Bank (N.A.)
                              ("Chase")

          10.2                Amendment No. 6, dated March 5, 1996, to the
                              Credit Agreement among the Corporation, its subsidiaries and Chase

          10.3* Employment Agreement, dated March 1, 1996 between the Corporation and Kenneth P. Carroll

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended July 29, 1995 are incorporated herein by reference:

          Number in Filing    Description
          ----------------    -----------
          10.1                Amendment No. 5, dated January 31, 1995, to the
                              Credit Agreement among the Corporation, its
                              subsidiaries and Chase

          10.2                Amendment No. 6, dated January 31, 1995, to the
                              Letter of Credit Agreement among the Corporation, its subsidiaries and Chase

The following exhibits to the registrant's Amended Current Report on Form 8-KA, dated May 22, 1995, are incorporated herein by reference:

          Number in Filing    Description
          10.1                Amended and Restated Gloria Vanderbilt Intimate
                              Apparel Sublicense Agreement, dated May 22, 1995,
                              between United Retail Incorporated and American
                              Licensing Group Limited Partnership ("ALGLP")

          10.2 Gloria Vanderbilt Sleepwear Sublicense Agreement, dated May 22, 1995, between United Retail Incorporated and ALGLP

The following exhibits to the registrant's Annual Report on Form 10-K for the year ended January 28, 1995 are incorporated herein by reference:

          Number in Filing    Description

          10.1*               Incentive Compensation Program Summary

          21                  Subsidiaries of the Corporation

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended October 29, 1994 are incorporated herein by reference:

          Number in Filing    Description

          10.1*               Restated Retirement Savings Plan

          10.2*               Restated Supplemental Retirement Savings Plan


The following exhibit to the registrant's Quarterly Report on Form 10-Q for the period ended July 30, 1994 is incorporated herein by reference:

          Number in Filing    Description

          l0.2* Letter from the Corporation to Raphael Benaroya and George R. Remeta, dated May 20, 1994, regarding their respective Restated Employment Agreements, dated November 1, 1991

The following exhibits to the registrant's amended Annual Report on Form 10-KA for the year ended January 29, 1994 are incorporated herein by reference:

          Number in Filing    Description

          10.3 Amendment, dated December 6, 1993, to Credit Agreement between the Corporation and Citibank (South Dakota) N.A.

          10.4 Term Sheet Agreement, dated as of May 4, 1993, with respect to Amended and Restated Gloria Vanderbilt Hosiery Sublicense Agreement

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993 are incorporated herein by reference:

          Number in Filing    Description

          4.1                 Amended By-Laws of the Corporation, as amended
                              June 1, 1993

          4.2 Amendment No. 1, dated June 1, 1993, to Restated Stockholders' Agreement

The following exhibit to the registrant's proxy statement on Schedule 14A for its 1993 annual meeting of stockholders is incorporated herein by reference:

                              Restated 1990 Stock Option Plan*

The following exhibits to the registrant's Current Report on Form 8-K, dated January 6, 1993, are incorporated herein by reference:

         Number in Filing               Description

          4.2 Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders

          10.1 Amendment No. 1, dated March 17, 1992, to Letter of Credit Agreement between the Corporation, its subsidiaries and Chase

          10.2 Amendment No. 2, dated May 4, 1992, to Letter of Credit Agreement between the Corporation , its subsidiaries and Chase

          10.3 Amendment No. 3, dated July 2, 1992, to Letter of Credit Agreement between the Corporation , its subsidiaries and Chase

          10.4 Amendment No. 1, dated May 4, 1992, to Credit Agreement between the Corporation , its subsidiaries and Chase

          10.5 Amendment No. 2, dated July 2, 1992, to Credit Agreement between the Corporation, its subsidiaries and Chase

          10.6 Second Amendment to Lease, dated June 30, 1992, to Office Lease between Mack Passaic Street Properties Co. and Sizes Unlimited, Inc. (now known as United Retail Incorporated)

          10.7 Guaranty of Lease, dated June 30, 1992, made by Sizes Unlimited Holding Corporation (now known as United Retail Holding Corporation) to Mack Passaic Street Properties Co.

The following exhibits to the registrant's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

          Number in Filing    Description

          2.1 Acquisition Agreement, dated as of July 14, 1989, between The Limited, Inc. and Sizes Unlimited Acquisition Corporation

          3.1 Amended and Restated Certificate of Incorporation of Registrant

          4.1                 Specimen Certificate for Common Stock of
                              Registrant

          10.2.1 Software License Agreement, dated as of April 30, 1989, between The Limited Stores, Inc. and Sizes Unlimited, Inc.

          10.2.2              Amendment to Software License Agreement, dated
                              December 10, 1991

          10.3.1 Merchandise Handling Agreement, dated as of April 30, 1989, among The Limited Stores, Inc., Limited Express, Inc. and Sizes Unlimited, Inc. and Amendment thereto, dated October 4, 1990

          10.3.2 Amendment, dated December 30, 1991, to Merchandise Handling Agreement

          10.7 Amended and Restated Gloria Vanderbilt Hosiery Sublicense Agreement, dated as of April 30, 1989, between American Licensing Group, Inc. (also known as Oldco, Inc.) (Licensee) and Sizes Unlimited, Inc. (Sublicensee)

          10.11 Office Lease, dated June 12, 1987, between Mack Passaic Street Properties Co. and Sizes Unlimited, Inc. and Amendment thereto dated August 21, 1988

          10.12 Amended and Restated Master Affiliate Sublease Agreement, dated as of July 17, 1989, among Lane Bryant, Inc., Lerner Stores, Inc. (Landlord) and Sizes Unlimited, Inc. (Tenant) and Amendment thereto, dated July 17, 1989

          10.23* Restated Employment Agreement, dated November 1, 1991, between the Corporation and Raphael Benaroya

          10.25* Restated Employment Agreement, dated November 1, 1991, between the Corporation and George R. Remeta

          10.29* Restated 1989 Management Stock Option Plan, dated November 1, 1991

          10.30* Performance Option Agreement, dated July 17, 1989, between Lernmark, Inc. and Raphael Benaroya and First Amendment thereto dated November 1, 1991

          10.31* Performance Option Agreement, dated July 17, 1989, between Lernmark, Inc. and George R. Remeta and First Amendment thereto dated November 1, 1991

          10.32* Second Amendment, dated November 1, 1991, to Performance Option Agreements with Raphael Benaroya and George R. Remeta

          10.33* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and Raphael Benaroya

          10.34* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and George R. Remeta

          10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and ALGLP

          10.39 First Refusal Agreement, dated as of August 31, 1989, between the Corporation and ALGLP

          10.40 Credit Agreement, dated as of February 24, 1992, among the Corporation, its subsidiaries and Chase

          10.41 Letter of Credit Agreement, dated as of February 24, 1992, among the Corporation, its subsidiaries and Chase

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended October 30, 1993 are incorporated herein by reference:

          Number in Filing    Description

          10.1 Amendment Nos. 3 and 4, dated September 30, 1993 and November 18, 1993, respectively, to Credit Agreement among the Corporation, its subsidiaries and Chase

          10.2 Amendment Nos. 4 and 5, dated September 30, 1993 and November 18, 1993, respectively, to Letter of Credit Agreement among the Corporation, its subsidiaries and Chase

- -------------------------
          *A compensatory plan for the benefit of the registrant's management or a management contract.
- -------------