Form 10-Q
period 1996-05-04
UNITED RETAIL GROUP INC/DE
filed 1996-06-18
CIK 881905

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the  quarterly period ended May 4, 1996

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number  019774
                        ----------------------------------------

                         United Retail Group, Inc.
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                              51 0303670
- ------------------------------------              ---------------------
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

365 West Passaic Street, Rochelle Park, NJ        07662
- ------------------------------------------        ---------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (201)  845-0880
                                                    ---------------

- ------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X         NO
   -------        -------


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

YES                 NO
    -------            -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of May 4, 1996, 12,190,375 shares of the registrant's common stock, $.001 par value per share, were outstanding.

Item 1. FINANCIAL STATEMENTS

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                   MAY 4,         FEBRUARY 3,       APRIL 29,
                                                                    1996             1996             1995
                                                                 -----------     ------------      -----------
                              ASSETS                             (UNAUDITED)                       (UNAUDITED)
Current assets:
   Cash and cash equivalents                                       $12,870          $17,040          $16,543
   Income taxes receivable                                           2,000            2,719                0
   Accounts receivable                                               1,898            1,770            2,876
   Inventory                                                        47,191           40,401           45,486
   Prepaid rents                                                     4,583            4,473            4,146
   Other prepaid expenses                                            2,681            2,936            2,669
   Deferred income taxes                                               -                -                671
                                                                -----------     ------------      -----------
      Total current assets                                          71,223           69,339           72,391

Property and equipment, net                                         60,004           60,737           60,470
Deferred charges and other intangible assets,
  net of accumulated amortization of $1,318, $1,265
  and $1,110                                                         7,053            6,846            7,001
Deferred income taxes                                                  839              811            3,829
Other assets                                                         1,146            1,300              584
                                                                -----------     ------------      -----------
    Total assets                                                  $140,265         $139,033         $144,275
                                                                ===========     ============      ===========

                              LIABILITIES
Current liabilities:
  Current portion of distribution center financing                    $918             $901             $850
  Accounts payable, trade                                           17,901           15,210           18,945
  Accrued expenses                                                  14,303           14,834           12,920
  Income taxes payable                                                 -                -              1,974
                                                                -----------     ------------      -----------
    Total current liabilities                                       33,122           30,945           34,689

Distribution center financing                                       12,097           12,333           13,015
Other long-term liabilities                                          9,313            9,472            5,714
                                                                -----------     ------------      -----------
    Total liabilities                                               54,532           52,750           53,418
                                                                -----------     ------------      -----------

                              STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
   1,000,000; none issued
Common stock, $.001 par value; authorized                               13               13               13
   30,000,000; issued 12,680,375; outstanding
   12,190,375
Additional paid-in capital                                          78,242           78,182           78,001
Retained earnings                                                    8,060            8,670           13,425
Treasury stock (490,000 shares) at cost                               (582)            (582)            (582)
                                                                -----------     ------------      -----------
    Total stockholders' equity                                      85,733           86,283           90,857
                                                                -----------     ------------      -----------
    Total liabilities and stockholders' equity                    $140,265         $139,033         $144,275
                                                                ===========     ============      ===========

        The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        THIRTEEN WEEKS ENDED
                                                                    ---------------------------
                                                                      MAY 4,          APRIL 29,
                                                                       1996             1995
                                                                    ----------       ----------
Net sales                                                             $88,873          $84,854

Cost of goods sold, including
  buying and occupancy costs                                           70,172           65,784
                                                                    ----------       ----------

   Gross profit                                                        18,701           19,070

General, administrative and
  store operating expenses                                             19,418           18,863
                                                                    ----------       ----------

   Operating (loss) income                                               (717)             207

Interest expense (income), net                                            245              (10)
                                                                    ----------       ----------

(Loss) income before income taxes                                        (962)             217

(Benefit) provision for income taxes                                     (352)             101
                                                                    ----------       ----------

   Net (loss) income                                                    ($610)            $116
                                                                    ==========       ==========

Net (loss) income per
  common share                                                         ($0.05)           $0.01
                                                                    ==========       ==========


Weighted average number of
  common and common equivalent
   shares outstanding                                              12,190,375       13,375,690






        The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              THIRTEEN WEEKS ENDED
                                                                                           -------------------------
                                                                                             MAY 4,        APRIL 29,
                                                                                              1996           1995
                                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                                         ($610)           $116
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
    Depreciation and amortization of property and equipment                                   2,534           2,472
    Amortization of deferred charges and other
      intangible assets                                                                          53              70
    Loss on disposal of assets                                                                   44               4
    Compensation expense                                                                         60              60
    Benefit from deferred income taxes                                                          (28)            (44)
    Deferred lease assumption revenue amortization                                             (138)              -
Changes in operating assets and liabilities:
    Accounts receivable                                                                        (128)           (459)
    Income taxes receivable                                                                     719               -
    Inventory                                                                                (6,790)         (7,968)
    Accounts payable and accrued expenses                                                     2,493           5,480
    Prepaid expenses                                                                            145            (410)
    Income taxes payable                                                                          -             347
    Other assets and liabilities                                                               (136)             (1)
                                                                                           ---------       ---------
Net Cash Used in Operating Activities                                                        (1,782)           (333)
                                                                                           ---------       ---------

INVESTING ACTIVITIES:
    Capital expenditures                                                                     (1,845)         (2,252)
    Deferred payment for property and equipment                                                (324)              -
                                                                                           ---------       ---------

Net Cash Used for Investing Activities                                                       (2,169)         (2,252)
                                                                                           ---------       ---------

FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                                    -               9
    Repayments of long-term debt                                                               (219)           (201)
                                                                                           ---------       ---------

Net Cash Used in Financing Activities                                                          (219)           (192)
                                                                                           ---------       ---------

Net decrease in cash and cash equivalents                                                    (4,170)         (2,777)
Cash and cash equivalents, beginning of period                                               17,040          19,320
                                                                                           ---------       ---------
Cash and cash equivalents, end of period                                                    $12,870         $16,543
                                                                                           =========       =========





        The accompanying notes are an integral part of the Consolidated
                             Financial Statements.

                           UNITED RETAIL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of United Retail Group, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

     The consolidated financial statements as of and for the thirteen weeks ended May 4, 1996 and April 29, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     Certain prior year balances have been reclassified to conform with the Fiscal 1996 presentation.

2.   NET (LOSS) INCOME PER SHARE

     Net loss per common share excludes common equivalent shares (stock options), because their effect is anti-dilutive. Net income per common share is computed using the weighted average number of common and common equivalent shares (stock options) outstanding during the period.


3.   FINANCING ARRANGEMENTS

     In March 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64%. Interest and principal are payable in equal monthly installments beginning May 1, 1994. The loan is collateralized by a mortgage on the national distribution center owned by the Company in Troy, Ohio.

     On March 5, 1996, the Company and the Chase Manhattan Bank (N.A.) ("Chase") amended agreements providing two credit facilities and extended the term of each to February 1999. The first facility now provides for the issuance by Chase of trade letters of credit for the account of the Company in an aggregate amount at any time of up to $25.0 million, of which $15.0 million was utilized at May 4, 1996. The second facility now provides for revolving credit loans totaling a maximum of $15.0 million, of which up to $10.0 million would be available for standby letters of credit for general corporate purposes. As of May 4, 1996, the Company has not drawn upon its revolving credit facility except to issue standby letters of credit totaling $4.5 million as collateral for obligations under casualty insurance policies.

4.   OTHER OPERATING ACTIVITIES

In July 1995, the Company agreed to assume the lease obligations of 21 stores previously operated by another retail chain. In order to induce the Company to assume these leases, the assignor of the leases paid the Company approximately $3.5 million. This payment has been recorded as accrued rent payable and will be amortized against rent expense over the life of the assumed leases.

5.   INCOME TAXES

     The (benefit) provision for income taxes consists of (dollars in thousands):

                                            Thirteen Weeks Ended
                                         ---------------------------
                                           May 4,         April 29,
                                            1996            1995
                                         ----------      ----------
Currently payable:
     Federal                                ($242)           $112
     State                                    (82)             33
                                              ----        -------
                                             (324)            145
                                             -----         ------

Deferred:
     Federal                                  (23)           (36)
     State                                     (5)            (8)
                                               ---       --------
                                              (28)           (44)
                                              ----        -------

                                            ($352)           $101
                                            ======          =====

     Reconciliation of the (benefit) provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows:

                                              Thirteen Weeks Ended
                                   ---------------------------------------------
                                         May 4, 1996           April 29, 1995
                                   ------------------       ------------------
Tax at Federal rate (34%)         ($327)       (34.0%)        $74       34.0%
State income taxes, net of          (58)        (6.0%)         21        9.6%
 federal benefit
Goodwill amortization                18          1.8%          17        8.1%
Other                                15          1.6%         (11)      (5.0)%
                                 -------       -------      ------      ------
                                  ($352)       (36.6%)       $101       46.7%
                                  ======       =======       ====       =====

     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset are as follows:

     Assets:
          Inventory               $  281
          Accruals and reserves      246
          Compensation             2,061
                                  ------
                                   2,588
     Liabilities:
          Depreciation             1,749
                                   -----

          Net deferred tax asset    $839
                                   =====

     Future realization of the tax benefits attributable to these existing deductible temporary differences ultimately depends on the existence of sufficient taxable income within the carryback and/or carryforward period available under the tax law at the time of the tax deduction. As of May 4, 1996, the compensation related deferred tax asset will be fully realizable upon the exercise of all of the outstanding options only if (i) the market price of the stock equals or exceeds $3.875 per share upon exercise and (ii) the compensation expense deduction is not limited by future enacted tax laws. The underlying options of the compensation related deferred tax asset are exercisable through December 31, 1999.

     At May 4, 1996, the Company has pre-acquisition net operating loss carryforwards, aggregating approximately $0.6 million, available to reduce future taxable income in certain states, expiring through 2004.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash flow from operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                Thirteen Weeks Ended
                             ----------------------------
                                 May 4,      April 29,
                                  1996         1995
                               ----------    ---------
Cash interest:

Interest expense
(income), net per
statements of income               $245         ($10)

Less: Non-cash
interest expense                    (14)         (45)
                                   -----         ----

Net cash interest expense
(income), including interest
income of $196 and $389             $231        ($55)
                                   =====        =====

Net income tax refunds           ($1,043)      ($161)
                                 ========      ======

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1996 VERSUS FIRST QUARTER FISCAL 1995

     Net sales for the first quarter of Fiscal 1996 increased 4.7% from the first quarter of Fiscal 1995, to $88.9 million from $84.9 million, principally from an increase in sales volume rather than price changes. Average stores open increased from 528 to 580; see, however, "Properties," regarding the Company's plan for future store openings. (Net sales for May 1996 increased 4.2% from May 1995 to $33.5 million from $32.2 million.) There is no assurance that sales will continue to increase. The women's apparel industry is subject to rapidly changing consumer fashion preferences. The Company's performance depends on the operational flexibility to respond to such changes quickly. See, also, "A Single Merchandise Assortment in Mid-Spring 1996." The industry is also subject to shifting shopping patterns, both within the Company's sector (the specialty store sector) and in other channels of distribution, such as department stores, catalogues and electronic media.

     Comparable store sales decreased 1.5% for the first quarter of Fiscal 1996 (and decreased 2.5% for May 1996). There is no assurance that comparable store sales will not continue to decrease. The transition during the first quarter of Fiscal 1996 from two separate merchandise assortments to a single merchandise assortment is believed to have contributed to the decrease in comparable store sales. See, "A Single Merchandise Assortment in Mid-Spring 1996." The Company also believes that consumer pressure to reduce prices throughout the specialty apparel industry has become a permanent influence on the retail marketplace.

     Gross profits decreased by $0.4 million to $18.7 million in the first quarter of Fiscal 1996 from $19.1 million in the first quarter of Fiscal 1995, decreasing as a percentage of net sales to 21.0% from 22.5%. The decrease in gross profits as a percentage of net sales was primarily attributable to a decrease in the merchandise margin rate and higher occupancy costs as a percentage of net sales, partially offset by a reduction in the payroll expense for merchants and planners. The Company expects that in the long term consumer pressure to reduce prices will continue, making it necessary for the Company to increase productivity and continue to reduce costs in order to increase profit margins. There is no assurance that gross profits will not continue to decrease.

     General, administrative and store operating expenses were $19.4 million in the first quarter of Fiscal 1996, compared to $18.9 million in the first quarter of the previous year, principally from higher payroll costs, resulting principally from an increase in the number of stores (see, "Properties"), partially offset by lower benefits expenses. As a percentage of net sales, general, administrative and store operating expenses decreased to 21.8% from 22.2%.

     During the first quarter of Fiscal 1996, the Company incurred an operating loss of $0.7 million compared to operating income of $0.2 million for the first quarter of Fiscal 1995. The operating loss was 0.8% of net sales. There is no assurance that the Company will not continue to incur operating losses.

     Net interest expense was $0.2 million for the first quarter of Fiscal 1996, compared to net interest income of $10,000 in the first quarter of Fiscal 1995. The net interest expense resulted from bank fees in connection with the extension of the Company's credit facilities.

     The Company had an income tax benefit of $0.4 million in the first quarter of Fiscal 1996 and a provision for income taxes of $0.1 million in the first quarter of Fiscal 1995.

     The Company incurred a net loss of $0.6 million for the first quarter of Fiscal 1996, compared to net income of $0.1 million for the first quarter of Fiscal 1995.

A SINGLE MERCHANDISE ASSORTMENT COMMENCING IN MID-SPRING 1996

     The Company's merchandising had a divisional structure in the first quarter of Fiscal 1995, with one team of merchants providing inventory for stores located principally in malls and a separate team of merchants providing different inventory for stores concentrated in strip shopping centers. In order to improve its merchandise assortments, the Company changed from a divisional merchandising methodology to one in which a single team with more specialized functions provides the same inventory for all the Company's stores. The separate teams of merchants for mall stores and strip shopping center stores were unified in the third quarter of Fiscal 1995. The first unified merchandise assortment began arriving in Mid-Spring 1996 and put greater emphasis on The Avenue(R) label than on Forelli(R) and Adrian Jordan(R) labels.

     The new unified merchandising structure has three specialized components: product development, product quality and merchandising. The Company-wide merchandising function and the expanded product quality function were staffed from within. The Company recruited an experienced executive for the product development function in April 1996. There is no assurance that the new merchandising structure will increase sales and improve merchandise margin rates.

     Economies of scale are expected to result from having a single merchandise assortment and fewer merchants. Savings were not the objective of the new structure, however, and may not be material. Moreover, the Company intends to improve product quality and marketing and any savings from restructuring may be offset by the increased cost of higher product quality and better marketing.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash on hand was $12.9 million at May 4, 1996; $16.8 million at February 3, 1996; and $16.5 million at April 29, 1995. The Company had income taxes receivable of $2.0 million at May 4, 1996 and $2.7 million at February 3, 1996.

     Inventory was $47.2 million at May 4, 1996; $40.4 million at February 3, 1996; and $45.5 million at April 29, 1995. During the year ended May 4, 1996, retail square footage increased 9%. The Company's inventory levels peak in early May and December. During Fiscal 1995, the highest inventory level was
$54.9 million.   Import purchases are made in U.S. dollars and are generally financed by trade letters of credit. Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor. In Fiscal 1995, domestic purchases and import purchases each constituted one-half of total purchases.

     In March 1996, the Company and The Chase Manhattan Bank (N.A.) ("Chase") amended agreements providing two credit facilities and extended the term of each to February 1999. The first facility now provides for the issuance by Chase of trade letters of credit for the account of the Company in an aggregate amount at any time of up to $25.0 million, of which $15.0 million was utilized at May 4, 1996. The second facility now provides for revolving credit loans totaling a maximum of $15.0 million, of which up to $10.0 million would be available for standby letters of credit for general corporate purposes. The credit facilities continue to be secured by a pledge of the stock of the Company's subsidiaries. Merchandise in transit under trade letters of credit is subject to a security interest pursuant to the Letter of Credit Agreement. Loans under the revolving credit facility will bear interest, at the option of the Company, at either (i) the higher of the Federal Funds Rate plus 0.5% or the prime commercial lending rate of Chase, or (ii) the London Interbank Offered Rate plus 1.5%. The Company has not drawn upon its revolving credit facility except to issue standby letters of credit totaling $4.5 million at May 4, 1996 as collateral for obligations in the ordinary course of business under casualty insurance policies.

     The agreements for the credit facilities contain a number of financial covenants, including (i) tangible net worth to equal at least $73.0 million plus, for each fiscal year ending after February 3, 1996, for which net income shall be positive, an amount equal to 50% of net income, and (ii) capital expenditures not to exceed $10.0 million per annum plus, during the period from February 4, 1996 the sum of (A) $10.0 million plus (B) if adjusted cash flow (as defined in the agreements) is positive, 75% of adjusted cash flow for the period. The agreements also require: (i) the ratio of total debt (excluding accrued and payable expenses incurred in the ordinary course of business) to tangible net worth not be .45 to 1.0 or more, (ii) the fixed charges ratio (as defined in the agreements) not be less than 1.0 to 1.0, and (iii) the ratio of current assets to current liabilities not be less than 1.25 to 1.0. The agreements also include certain restrictive covenants that impose limitations (subject to certain exceptions) on the Company with respect to, among other things, (i) making or owning certain investments, declaring or paying dividends, acquiring Common Stock or preferred stock of the Company, or making loans, involving more than $5 million in the aggregate of investments, dividends, purchase prices and loan proceeds, (ii) engaging in any line of business other than apparel retailing, (iii) engaging in certain transactions with affiliates and (iv) consolidating, merging or making acquisitions outside the ordinary course of business involving assets with a value in excess of $5 million. The Company does not believe that continued compliance with the covenants under the agreements for the credit facilities will materially restrict its anticipated operations. It would constitute an event of default under the agreements if a majority of the Company's outstanding Common Stock were to be held by one person, or an investment group, other than an affiliate of The Limited, Inc., or Raphael Benaroya, the Chairman of the Board, President and Chief Executive Officer of the Company.

     The Company believes that its credit facilities, together with cash flows from operating activities, will be adequate to meet anticipated working capital needs, including seasonal financing needs, for the next 12 months.

     The accounts receivable from the Company's proprietary credit cards are purchased daily by Citibank (South Dakota), N.A. at a discount that is adjusted annually. There is no assurance that the annual adjustment in the discount rate will not increase materially the cost of the Company's proprietary credit card programs.

            Overseas production of merchandise purchased by the Company is mainly in South Asia (principally Hong Kong, Taiwan, India, and South Korea) and Turkey and is obtained through independent agents. The Company's operations may be adversely affected by political instability resulting in disruption of trade with foreign countries in which the Company's foreign suppliers are located, the adoption of additional regulations relating to imports or duties, the imposition of taxes or other charges on imports, any significant fluctuation of the value of the dollar against foreign currencies, and restrictions on the transfer of funds.

PROPERTIES

     The Company leased 582 retail stores at May 4, 1996 (583 stores at June 3,
1996), of which 305 stores were located in strip shopping centers, 246 stores were located in malls and 31 were located in downtown shopping districts. During the year ended May 4, 1996, the Company increased its retail square footage to 2.3 million square feet, an increase of 9% that included 21 closed retail stores that were formerly operated by another chain of specialty apparel retail stores and were reopened by the Company. The increase in retail square footage led to an increase in net sales.

     The Company presently plans to maintain its retail square footage at approximately 2.2 million square feet and to obtain further increases in net sales from higher sales per square foot. There is no assurance, however, that net sales will continue to increase. The Company plans to open new mall stores only in exceptional circumstances and to decrease the retail square footage in mall locations gradually by letting underperforming leases expire. Subject to space availability, the Company plans to open stores in strip shopping centers to replace mall stores that close.
The Company intends to pay the costs of new store openings from net cash provided by operating activities.

     New stores and newly remodeled stores will use The Avenue(R) trade name.

     In the first quarter of Fiscal 1995, the Company was conducting an experiment with a total of 55 new stores and remodeled stores ("tandem stores") that sold both large size merchandise and smaller "missy" sizes in separate departments. At May 4, 1996, only 10 tandem stores were still selling "missy" sizes. The Company discontinued "missy" assortments in those stores and sells large sizes there exclusively.

SEASONALITY

     The Company's business is seasonal, with the first half of each fiscal year usually providing a greater portion of the Company's annual net sales and operating income.

INFLATION AND CHANGING PRICES

     Inflation has not had a significant effect on the Company's operations.

FUTURE RESULTS

     Future results could differ materially from those currently anticipated due to (i) rapid changes in, or miscalculation of, fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, weakness in overall consumer demand, inflation and cyclical variations in the retail market for women's fashion apparel, (iv) an acceleration in the rate of business failures and inventory liquidations in the women's specialty retail industry,
(v) an increase in the rate of bad debt expense among the Company's proprietary credit card holders, (vi) the risks attendant to the sourcing of merchandise abroad, including (a) China's assumption of control of Hong Kong in 1997, (b) China's claims to sovereignty over Taiwan, (c) North Korea's claims to sovereignty over South Korea, (d) exchange rate fluctuations, (e) political instability, (f) trade sanctions or restrictions, (g) changes in quota and duty regulations, (h) delays in shipping or (i) increased costs of transportation,
(vii) an increase in minimum wage rates, and (viii) the imposition of more onerous payment terms for merchandise purchases.

                          PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

     (a)  The fourth Annual Meeting of Stockholders was held on May 28, 1996.

     (b) The fourth Annual Meeting of Stockholders elected directors for terms ending at the fifth Annual Meeting of Stockholders, as follows:

                                                            Voting Authority
          Name                     Votes For                Withheld
          ----                     ---------                --------
          Joseph A. Alutto         10,430,816               641,512
          Raphael Benaroya         10,441,613               630,715
          Russell Berrie           10,441,616               630,712
          Joseph Ciechanover       10,441,452               630,876
          Ilan Kaufthal            10,441,616               630,712
          Vincent Langone          10,441,616               630,712
          Christina A. Mohr        10,441,616               630,712
          George R. Remeta         10,441,513               630,815
          Richard W. Rubenstein    10,430,816               641,512

     (c) Votes on approval of the adoption of the 1996 Stock Option Plan were 10,044,634 for; 956,445 against; 1,542 abstain; 69,707 not voting


ITEM 6.   EXHIBITS  AND REPORTS ON FORM 8-K.

     The following exhibits are filed herewith:

               Number         Description
               -------        -----------
               10.1*          Severance Pay Agreement, dated May 28, 1996,
                               between the Corporation and Raphael Benaroya
               10.2*          Severance Pay Agreement, dated May 28, 1996,
                               between the Corporation and George R. Remeta
               10.3           Amended and Restated Term Sheet Agreement for
                               Hosiery, dated as of December 29, 1995, between
                               The Avenue, Inc. and American Licensing Group,
                               Inc.
               27             Financial Data Schedule


The registrant's 1996 Stock Option Plan set forth as Exhibit A to the registrant's proxy statement on Schedule 14A for its 1996 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the registrant's Current Report on Form 8-K, dated March 22, 1996, are incorporated herein by reference:

               Number                Description
               ------                -----------
               10.1                  Amendment No. 7, dated March 5, 1996, to
                                     Letter of Credit Agreement among the
                                     Corporation, its subsidiaries and The
                                     Chase Manhattan Bank (N.A.) ("Chase")
               10.2                  Amendment No. 6, dated March 5, 1996, to
                                     the Credit Agreement among the
                                     Corporation, its subsidiaries and Chase
               10.3*                 Employment Agreement, dated March 1,
                                     1996, between the Corporation and Kenneth
                                     P. Carroll

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended July 29, 1995 are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
               10.1                  Amendment No. 5, dated January 31, 1995,
                                     to the Credit Agreement among the
                                     Corporation, its subsidiaries and Chase
               10.2                  Amendment No. 6, dated January 31, 1995,
                                     to the Letter of Credit Agreement among
                                     the Corporation, its subsidiaries and
                                     Chase

The following exhibits to the registrant's Amended Current Report on Form 8-KA, dated May 22, 1995, are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
               10.1                  Amended and Restated Gloria Vanderbilt
                                     Intimate Apparel Sublicense Agreement,
                                     dated May 22, 1995, between United Retail
                                     Incorporated and American Licensing Group
                                     Limited Partnership ("ALGLP")
               10.2                  Gloria Vanderbilt Sleepwear Sublicense
                                     Agreement, dated May 22, 1995, between
                                     United Retail Incorporated and ALGLP

The following exhibits to the registrant's Annual Report on Form 10-K for the year ended January 28, 1995 are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
               10.1*                 Incentive Compensation Program Summary
               21                    Subsidiaries of the Corporation

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended October 29, 1994 are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
               10.1*                 Restated Retirement Savings Plan
               10.2*                 Restated Supplemental Retirement Savings
                                     Plan

The following exhibit to the registrant's Quarterly Report on Form 10-Q for the period ended July 30, 1994 is incorporated herein by reference:

               Number in Filing      Description
               ------------------    -----------
               10.2*                 Letter from the Corporation to Raphael
                                     Benaroya and George R. Remeta, dated May
                                     20, 1994, regarding their respective
                                     Restated Employment Agreements, dated
                                     November 1, 1991

The following exhibits to the registrant's amended Annual Report on Form 10-KA for the year ended January 29, 1994 are incorporated herein by reference:

               Number in Filing      Description
               -----------------     -----------
               10.3                  Amendment, dated December 6, 1993,  to
                                      Credit Agreement between the Corporation
                                      and Citibank (South Dakota) N.A.
               10.4                  Term Sheet Agreement, dated as of May 4,
                                      1993, with respect to Amended and
                                      Restated Gloria Vanderbilt Hosiery
                                      Sublicense Agreement

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended October 30, 1993 are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
               10.1                  Amendment Nos. 3 and 4, dated September
                                     30, 1993 and November 18, 1993,
                                     respectively, to Credit Agreement among the
                                     Corporation, its subsidiaries and Chase
               10.2                  Amendment Nos. 4 and 5, dated September
                                     30, 1993 and November 18, 1993,
                                     respectively, to Letter of Credit Agreement
                                     among the Corporation, its subsidiaries and
                                     Chase


The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993 are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
               4.1                   Amended By-Laws of the Corporation, as
                                     amended June 1, 1993
               4.2                   Amendment No. 1, dated June 1, 1993, to
                                     Restated Stockholders' Agreement

The registrant's Restated 1990 Stock Option Plan set forth as Exhibit A to the registrant's proxy statement on Schedule 14A for its 1993 annual meeting of stockholders is incorporated herein by reference.*

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

The following exhibits to the registrant's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
               3.1                   Amended and Restated Certificate of
                                     Incorporation of  the Corporation
               4.1                   Specimen Certificate for Common Stock of
                                     the Corporation
               10.2.1                Software License Agreement, dated as of
                                     April 30, 1989, between The Limited
                                     Stores, Inc. and Sizes Unlimited, Inc.
               10.2.2                Amendment to Software License Agreement,
                                     dated December 10, 1991
               10.7                  Amended and Restated Gloria Vanderbilt
                                     Hosiery Sublicense Agreement, dated as of
                                     April 30, 1989, between American
                                     Licensing Group, Inc. (Licensee) and
                                     Sizes Unlimited, Inc. (Sublicensee)
               10.11                 Office Lease, dated June 12, 1987,
                                     between Mack Passaic Street Properties
                                     Co. and Sizes Unlimited, Inc. and
                                     Amendment thereto dated August 21, 1988
               10.12                 Amended and Restated Master Affiliate
                                     Sublease Agreement, dated as of July 17,
                                     1989, among Lane Bryant, Inc., Lerner
                                     Stores, Inc. (Landlord) and Sizes
                                     Unlimited, Inc. (Tenant) and Amendment
                                     thereto, dated July 17, 1989
               10.23*                Restated Employment Agreement, dated
                                     November 1, 1991, between the Corporation
                                     and Raphael Benaroya
               10.25*                Restated Employment Agreement, dated
                                     November 1, 1991, between the Corporation
                                     and George R. Remeta
               10.29*                Restated 1989 Management Stock Option
                                     Plan, dated November 1, 1991
               10.30*                Performance Option Agreement, dated July
                                     17, 1989, between Lernmark, Inc. (now
                                     known as United Retail Group, Inc.) and
                                     Raphael Benaroya and First Amendment
                                     thereto dated November 1, 1991

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

- -------------------------
               *A compensatory plan for the benefit of the registrant's management or a management contract.
               -------------
               (b) No Current Reports on Form 8-K were filed by the registrant during the fiscal quarter ended May 4, 1996.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                       UNITED RETAIL GROUP, INC.
             -----------------------------------------------------------------

                    By: /s/ GEORGE R. REMETA
                       -----------------------------------------------------
                       George R. Remeta, Vice Chairman of the Board and Chief
                          Financial Officer - Authorized Signatory

                    By: /s/ JON GROSSMAN
                       -----------------------------------------------------
                       Jon Grossman, Vice President  - Finance and Chief
                          Accounting Officer

Date:                      June 17, 1996

                                 EXHIBIT INDEX

               The following exhibits are filed herewith:

               Number                Description
               -------               -----------
               10.1*                 Severance Pay Agreement, dated May 28,
                                      1996, between the Corporation and Raphael
                                      Benaroya
               10.2*                 Severance Pay Agreement, dated May 28,
                                      1996, between the Corporation and George
                                      R. Remeta
               10.3                  Amended and Restated Term Sheet Agreement
                                      for Hosiery, dated as of December 29,
                                      1995, between The Avenue, Inc. and
                                      American Licensing Group, Inc.
               27                    Financial Data Schedule

The registrant's 1996 Stock Option Plan set forth as Exhibit A to the registrant's proxy statement on Schedule 14A for its 1996 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the registrant's Current Report on Form 8-K, dated March 22, 1996, are incorporated herein by reference:

               Number                Description
               ------                -----------
               10.1                  Amendment No. 7, dated March 5, 1996, to
                                     Letter of Credit Agreement among the
                                     Corporation, its subsidiaries and The
                                     Chase Manhattan Bank (N.A.) ("Chase")
               10.2                  Amendment No. 6, dated March 5, 1996, to
                                     the Credit Agreement among the
                                     Corporation, its subsidiaries and Chase
               10.3*                 Employment Agreement, dated March 1, 1996,
                                     between the Corporation and Kenneth P.
                                     Carroll

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

               10.2                  Gloria Vanderbilt Sleepwear Sublicense
                                     Agreement, dated May 22, 1995, between
                                     United Retail Incorporated and ALGLP

The following exhibits to the registrant's Annual Report on Form 10-K for the year ended January 28, 1995 are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
               10.1*                 Incentive Compensation Program Summary
               21                    Subsidiaries of the Corporation

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended October 29, 1994 are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
               10.1*                 Restated Retirement Savings Plan
               10.2*                 Restated Supplemental Retirement Savings
                                     Plan

The following exhibit to the registrant's Quarterly Report on Form 10-Q for the period ended July 30, 1994 is incorporated herein by reference:

               Number in Filing      Description
               ------------------    -----------
               10.2*                 Letter from the Corporation to Raphael
                                     Benaroya and George R. Remeta, dated May
                                     20, 1994, regarding their respective
                                     Restated Employment Agreements, dated
                                     November 1, 1991

The following exhibits to the registrant's amended Annual Report on Form 10-KA for the year ended January 29, 1994 are incorporated herein by reference:

               Number in Filing      Description
               -----------------     -----------
               10.3                  Amendment, dated December 6, 1993,  to
                                      Credit Agreement between the Corporation
                                      and Citibank (South Dakota) N.A.
               10.4                  Term Sheet Agreement, dated as of May 4,
                                      1993, with respect to Amended and
                                      Restated Gloria Vanderbilt Hosiery
                                      Sublicense Agreement

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended October 30, 1993 are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
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

The following exhibits to the registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1993 are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
               4.1                   Amended By-Laws of the Corporation, as
                                     amended June 1, 1993
               4.2                   Amendment No. 1, dated June 1, 1993, to
                                     Restated Stockholders'
                                     Agreement

The registrant's Restated 1990 Stock Option Plan set forth as Exhibit A to the registrant's proxy statement on Schedule 14A for its 1993 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the registrant's Current Report on Form 8-K, dated January 6, 1993, are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
                4.2                  Restated Stockholders' Agreement, dated
                                     December 23, 1992, between the
                                     Corporation and certain of its
                                     stockholders
               10.1                  Amendment No. 1, dated March 17, 1992, to
                                     Letter of Credit Agreement between the
                                     Corporation, its subsidiaries  and  Chase
               10.2                  Amendment No. 2, dated May 4, 1992, to
                                     Letter of Credit Agreement between the
                                     Corporation  its subsidiaries and Chase
               10.3                  Amendment No. 3, dated July 2, 1992, to
                                     Letter of Credit Agreement between the
                                     Corporation, its subsidiaries and Chase
               10.4                  Amendment No. 1, dated May 4, 1992, to
                                     Credit Agreement between the Corporation,
                                     its subsidiaries and Chase
               10.5                  Amendment No. 2, dated July 2, 1992, to
                                     Credit Agreement between the Corporation,
                                     its subsidiaries and Chase
               10.6                  Second Amendment to Lease, dated June 30,
                                     1992, to Office Lease between Mack
                                     Passaic Street Properties Co. and Sizes
                                     Unlimited, Inc. (now known as United
                                     Retail Incorporated)
               10.7                  Guaranty of Lease, dated June 30, 1992,
                                     made by Sizes Unlimited Holding
                                     Corporation (now known as United Retail
                                     Holding Corporation) to Mack Passaic
                                     Street Properties Co.

The following exhibits to the registrant's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

               Number in Filing      Description
               ----------------      -----------
               3.1                   Amended and Restated Certificate of
                                     Incorporation of the Corporation
               4.1                   Specimen Certificate for Common Stock of
                                     the Corporation
               10.2.1                Software License Agreement, dated as of
                                     April 30, 1989, between The Limited
                                     Stores, Inc. and Sizes Unlimited, Inc.

               10.2.2 Amendment to Software License Agreement, dated December 10, 1991
               10.7                  Amended and Restated Gloria Vanderbilt
                                     Hosiery Sublicense Agreement, dated as of April 30, 1989, between American
                                     Licensing Group, Inc. (Licensee) and
                                     Sizes Unlimited, Inc. (Sublicensee)
               10.11                 Office Lease, dated June 12, 1987,
                                     between Mack Passaic Street Properties
                                     Co. and Sizes Unlimited, Inc. and
                                     Amendment thereto dated August 21, 1988
               10.12                 Amended and Restated Master Affiliate
                                     Sublease Agreement, dated as of July 17,
                                     1989, among Lane Bryant, Inc., Lerner
                                     Stores, Inc. (Landlord) and Sizes
                                     Unlimited, Inc. (Tenant) and Amendment
                                     thereto, dated July 17, 1989
               10.23*                Restated Employment Agreement, dated
                                     November 1, 1991, between the Corporation and Raphael Benaroya
               10.25*                Restated Employment Agreement, dated
                                     November 1, 1991, between the Corporation and George R. Remeta
               10.29*                Restated 1989 Management Stock Option
                                     Plan, dated November 1, 1991
               10.30*                Performance Option Agreement, dated July
                                     17, 1989, between Lernmark, Inc. (now
                                     known as United Retail Group, Inc.) and
                                     Raphael Benaroya and First Amendment
                                     thereto dated November 1, 1991
               10.31*                Performance Option Agreement, dated July
                                     17, 1989, between Lernmark, Inc. and
                                     George R. Remeta and First Amendment
                                     thereto dated November 1, 1991
               10.32* Second Amendment, dated November 1, 1991, to Performance Option Agreements with
                                     Raphael Benaroya and George R. Remeta
               10.33*                1991 Stock Option Agreement, dated
                                     November 1, 1991, between the Corporation and Raphael Benaroya
               10.34*                1991 Stock Option Agreement, dated
                                     November 1, 1991, between the Corporation and George R. Remeta
               10.38                 Management Services Agreement dated
                                     August 26, 1989 between American
                                     Licensing Group, Inc. and ALGLP
               10.39                 First Refusal Agreement dated as of
                                     August 31, 1989 between the Corporation
                                     and ALGLP
               10.40                 Credit Agreement, dated as of February
                                     24, 1992, among the Corporation, its
                                     subsidiaries and Chase
               10.41                 Letter of Credit Agreement, dated as of
                                     February 24, 1992, among the Corporation, its subsidiaries and Chase

- -------------------------
               *A compensatory plan for the benefit of the registrant's management or a management contract.