Form 10-Q
period 1996-08-03
UNITED RETAIL GROUP INC/DE
filed 1996-09-16
CIK 881905

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the  quarterly period ended August 3, 1996

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

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. YES  X   NO
                                                      ---     ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

YES      NO
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of August 3, 1996, 12,190,375 shares of the registrant's common stock, $.001 par value per share, were outstanding.

ITEM 1. FINANCIAL STATEMENTS          UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                                 (DOLLARS IN THOUSANDS)

                                                            AUGUST 3,          FEBRUARY 3,          JULY 29,
                                                              1996                1996                1995
                                                          ------------        ------------        ------------
                                     ASSETS               (UNAUDITED)                             (UNAUDITED)
Current assets:
   Cash and cash equivalents                              $     17,773        $     17,040        $     27,434
   Income taxes receivable                                          --               2,719                  --
   Accounts receivable                                           1,619               1,770               6,053
   Inventory                                                    39,527              40,401              34,602
   Prepaid rents                                                 4,513               4,473               4,435
   Other prepaid expenses                                        2,857               2,936               2,418
   Deferred income taxes                                           463                  --                 933
                                                          ------------        ------------        ------------
      Total current assets                                      66,752              69,339              75,875

Property and equipment, net                                     58,552              60,737              60,436
Deferred charges and other intangible assets,
  net of accumulated amortization of $1,373, $1,265
  and $1,161                                                     6,997               6,846               6,952
Deferred income taxes                                              763                 811               4,188
Other assets                                                     1,087               1,300               1,055
                                                          ------------        ------------        ------------
    Total assets                                          $    134,151        $    139,033        $    148,506
                                                          ============        ============        ============

                                   LIABILITIES
Current liabilities:
  Current portion of distribution center financing        $        936        $        901        $        866
  Accounts payable, trade                                       14,200              15,210              15,438
  Accrued expenses                                              13,976              14,834              14,844
  Income taxes payable                                             438                  --               3,830
                                                          ------------        ------------        ------------
    Total current liabilities                                   29,550              30,945              34,978

Distribution center financing                                   11,856              12,333              12,792
Other long-term liabilities                                      8,983               9,472               8,647
                                                          ------------        ------------        ------------
    Total liabilities                                           50,389              52,750              56,417
                                                          ------------        ------------        ------------

                              STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
   1,000,000; none issued
Common stock, $.001 par value; authorized                           13                  13                  13
   30,000,000; issued 12,680,375; outstanding
   12,190,375
Additional paid-in capital                                      78,259              78,182              78,057
Retained earnings                                                6,072               8,670              14,601
Treasury stock (490,000 shares) at cost                           (582)               (582)               (582)
                                                          ------------        ------------        ------------
    Total stockholders' equity                                  83,762              86,283              92,089
                                                          ------------        ------------        ------------
    Total liabilities and stockholders' equity            $    134,151        $    139,033        $    148,506
                                                          ============        ============        ============


The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                           --------------------------------        --------------------------------

                                             AUGUST 3,            JULY 29,           AUGUST 3,            JULY 29,
                                               1996                 1995               1996                 1995
                                           ------------        ------------        ------------        ------------


Net sales                                  $     96,178        $     99,122        $    185,051        $    183,976

Cost of goods sold, including
  buying and occupancy costs                     78,664              77,112             148,836             142,896
                                           ------------        ------------        ------------        ------------

   Gross profit                                  17,514              22,010              36,215              41,080

General, administrative and
  store operating expenses                       20,480              20,074              39,898              38,937
                                           ------------        ------------        ------------        ------------

   Operating (loss) income                       (2,966)              1,936              (3,683)              2,143

Interest (income) expense, net                      (34)                (79)                211                 (89)
                                           ------------        ------------        ------------        ------------

(Loss) income before income taxes                (2,932)              2,015              (3,894)              2,232

(Benefit) provision for income taxes               (944)                839              (1,296)                940
                                           ------------        ------------        ------------        ------------

   Net (loss) income                       $     (1,988)       $      1,176        $     (2,598)       $      1,292
                                           ============        ============        ============        ============

Net (loss) income per
  common share                             $      (0.16)       $       0.09        $      (0.21)       $       0.10
                                           ============        ============        ============        ============


Weighted average number of
  common and common equivalent
   shares outstanding                        12,190,375          13,251,270          12,190,375          13,313,669










The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    TWENTY-SIX WEEKS ENDED
                                                                   -------------------------
                                                                   AUGUST 3,         JULY 29,
                                                                     1996             1995
                                                                   --------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                              $ (2,598)        $  1,292
Adjustments to reconcile net (loss) income to net cash
  from operating activities:
    Depreciation and amortization of property and equipment           5,046            4,953
    Amortization of deferred charges and other
      intangible assets                                                 109              121
    Loss on disposal of assets                                          234               11
    Compensation expense                                                 77              121
    Benefit from deferred income taxes                                 (415)            (665)
    Deferred lease assumption revenue amortization                     (272)             120
Changes in operating assets and liabilities:
    Accounts receivable                                                 151              581
    Income taxes receivable                                           2,719                -
    Inventory                                                           874            2,916
    Accounts payable and accrued expenses                            (1,228)             373
    Prepaid expenses                                                     39             (448)
    Income taxes payable                                                438            2,203
    Other assets and liabilities                                       (277)           2,459
                                                                   --------         --------
Net Cash From Operating Activities                                    4,897           14,037
                                                                   --------         --------

INVESTING ACTIVITIES:
    Capital expenditures                                             (3,097)          (4,705)
    Deferred payment for property and equipment                        (625)               -
                                                                   --------         --------

Net Cash Used for Investing Activities                               (3,722)          (4,705)
                                                                   --------         --------

FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                            -                4
    Repayments of long-term debt                                       (442)            (408)
                                                                   --------         --------

Net Cash Used for Financing Activities                                 (442)            (404)
                                                                   --------         --------

Net increase in cash and cash equivalents                               733            8,928
Cash and cash equivalents, beginning of period                       17,040           18,506
                                                                   --------         --------
Cash and cash equivalents, end of period                           $ 17,773         $ 27,434
                                                                   ========         ========






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

        The consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 3, 1996 and July 29, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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


3.      FINANCING ARRANGEMENTS

        In March 1994, the Company closed a fifteen-year $8.0 million loan bearing interest at 8.64%. Interest and principal are payable in equal monthly installments beginning May 1, 1994. The loan is collateralized by a mortgage on the national distribution center owned by the Company in Troy, Ohio.

        The Company and The Chase Manhattan Bank ("Chase") are parties to agreements providing two credit facilities, the term of which expires in February 1999. The first facility provides for the issuance by Chase of trade letters of credit for the account of the Company in an aggregate amount at any time of up to $25.0 million, of which $20.3 million was utilized at

August 3, 1996. The second facility provides for revolving credit loans totaling a maximum of $15.0 million, of which up to $10.0 million would be available for standby letters of credit for general corporate purposes. As of August 3, 1996, the Company has not drawn upon its revolving credit facility except to issue standby letters of credit totaling $4.0 million as collateral for obligations under casualty insurance policies.

        The Company is obligated to maintain several financial covenants, including a current ratio and a fixed charges ratio, and has restrictions on paying dividends, as well as a limitation on aggregate capital expenditures.

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


5.      INCOME TAXES

        The (benefit) provision for income taxes consists of (dollars in thousands):

                                  Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                              ---------------------------             ---------------------------
                              August 3,          July 29,            August 3,           July 29,
                                1996               1995                1996                1995
                              -------             -------             -------             -------

Currently payable:
        Federal                $(672)             $1,361              $  (914)            $1,473
        State                    115                  99                   33                132
                               -----              ------              -------             ------
                                (557)              1,460                 (881)             1,605
                               -----              ------              -------             ------

Deferred:
        Federal                 (317)               (643)                (340)              (679)
        State                    (70)                 22                  (75)                14
                               -----              ------              -------             ------
                                (387)               (621)                (415)              (665)
                               -----              ------              -------             ------

                               $(944)             $  839              $(1,296)            $  940
                               =====              ======              =======             ======

        Reconciliation of the (benefit) provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows:

                                                          Thirteen Weeks Ended
                                      --------------------------------------------------------------
                                             August 3, 1996                       July 29, 1995
                                      --------------------------             -----------------------

Tax at Federal rate (34%)             $(997)              (34.0)%             $685             34.0%
State income taxes, net of               30                 1.0%               104              5.2%
 federal benefit
Goodwill amortization                    18                 0.6%                18              0.9%
Other                                     5                 0.2%                32              1.5%
                                      -----               -----               ----             ----
                                      $(944)              (32.2)%             $839             41.6%
                                      =====               =====               ====             ====


                                                          Twenty-six Weeks Ended
                                      --------------------------------------------------------------
                                             August 3, 1996                       July 29, 1995
                                      --------------------------             -----------------------


Tax at Federal rate (34%)             $(1,324)             (34.0)%            $759             34.0%
State income taxes, net of                (28)              (0.7)%             125              5.6%
 federal benefit
Goodwill amortization                      35               0.9%                35              1.6%
Other                                      20               0.5%                21              0.9%
                                      -------              -----              ----             ----
                                      $(1,297)             (33.3)%            $940             42.1%
                                      =======              =====              ====             ====


     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset are as follows:

         Assets:
                  Inventory                               $   745
                  Accruals and reserves                       173
                  Compensation                              2,096
                                                          -------
                                                            3,014
         Liabilities:
                  Depreciation                             (1,788)
                                                          -------
                  Net deferred tax asset                  $ 1,226
                                                          =======

        Future realization of the tax benefits attributable to these existing deductible temporary differences ultimately depends on the existence of sufficient taxable income within the carryback and/or carryforward period available under the tax law at the time of the tax deduction. As of August 3, 1996, the compensation related deferred tax asset will be fully realizable upon the exercise of all of the outstanding options only if (i) the market price of the stock equals or exceeds $3.875 per share upon exercise and (ii) the compensation expense deduction is not limited by future enacted tax laws. The underlying options of the compensation related deferred tax asset are exercisable through December 31, 1999.

        At August 3, 1996, the Company has pre-acquisition net operating loss carryforwards, aggregating approximately $0.6 million, available to reduce future taxable income in certain states, expiring through 2004.

6.      SUPPLEMENTAL CASH FLOW INFORMATION

        Net cash flow from operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                        Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                     ---------------------------             ---------------------------
                                     August 3,          July 29,            August 3,            July 29,
                                       1996               1995                1996                 1995
                                     -------             -------             -------             -------

Cash interest:

Interest expense (income),
net per statements of income         $   (34)             $ (79)             $   211             $ (89)


Less: Non-cash
interest income(expense)                  34                 (8)                  20               (53)
                                     -------              ------             -------             -----

Net cash interest, including
interest income of $299, $314,
$495 and $829                        $     0              $ (87)             $   231             $(142)
                                     =======              =====              =======             =====

Income tax refunds                   $(2,995)             $(262)             $(4,038)            $(423)
                                     =======              =====              =======             =====

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1996 VERSUS SECOND QUARTER FISCAL 1995

         Net sales for the second quarter of Fiscal 1996 decreased 3.0% from the second quarter of Fiscal 1995, to $96.2 million from $99.1 million, principally from a decrease in sales volume rather than a change in average price. Average stores open increased from 537 to 582; see, however, "Properties," regarding the Company's plan for future store openings. Comparable store sales decreased 8.3% for the second quarter of Fiscal 1996. There is no assurance that sales and comparable store sales will not continue to decrease. (Net sales for August 1996 were $24.7 million compared to $24.6 million in August 1995; comparable store sales for the month decreased 1.8%.)

         Gross profits decreased by $4.5 million to $17.5 million in the second quarter of Fiscal 1996 from $22.0 million in the second quarter of Fiscal 1995, decreasing as a percentage of net sales to 18.2% from 22.2%. The decrease in gross profits as a percentage of net sales was primarily attributable to a decrease in the merchandise margin rate and higher occupancy costs as a percentage of net sales, partially offset by a reduction in the payroll expense for merchants and planners. There is no assurance that gross profits will not continue to decrease.

         The women's apparel industry is subject to rapidly changing consumer fashion preferences. The Company's performance depends on the operational flexibility to respond to such changes quickly. The Company believes that inaccuracy of its merchandise assortment contributed to the decrease in sales and merchandise margin rates. See, "A Single Merchandise Assortment in Mid-Spring 1996." The industry has also been subject to shifting shopping patterns, both within the Company's sector (the specialty store sector) and in other channels of distribution, such as department stores, catalogues and electronic media. The Company also believes that consumer pressure to reduce prices throughout the women's apparel industry has become a permanent influence on the retail marketplace. Finally, in the first half of Fiscal 1996 the Company began to give greater prominence to its new The Avenue(R) brand of merchandise and the transition from its older proprietary brands may have had an adverse effect on sales and merchandise margin rates.

         General, administrative and store operating expenses were $20.5 million in the second quarter of Fiscal 1996, compared to $20.1 million in the second quarter of the previous year, principally from higher payroll costs, resulting principally from an increase in the number of stores. As a percentage of net sales, general, administrative and store operating expenses increased to 21.3% from 20.3%. (The increase in the minimum wage enacted in August 1996 will not have a material effect on general, administrative and store operating expenses.)

         During the second quarter of Fiscal 1996, the Company incurred an operating loss of $3.0 million compared to operating income of $1.9 million for the second quarter of Fiscal 1995. The operating loss was 3.1% of net sales. There is no assurance that the Company will not continue to incur operating losses.

         Net interest income was $34,000 for the second quarter of Fiscal 1996, compared to $79,000 in the second quarter of Fiscal 1995.

         The Company had an income tax benefit of $0.9 million in the second quarter of Fiscal 1996 and a provision for income taxes of $0.8 million in the second quarter of Fiscal 1995.

         The Company incurred a net loss of $2.0 million for the second quarter of Fiscal 1996, compared to net income of $1.2 million for the second quarter of Fiscal 1995.

FIRST HALF FISCAL 1996 VERSUS FIRST HALF FISCAL 1995

         Net sales for the first half of Fiscal 1996 increased 0.6% from the first half of Fiscal 1995, to $185.1 million from $184.0 million, principally from an increase in average stores open. Average stores open increased from 533 to 580. Comparable store sales decreased 5.2% for the first half of Fiscal 1996.

         Gross profits decreased by $4.9 million to $36.2 million in the first half of Fiscal 1996 from $41.1 million in the first half of Fiscal 1995, decreasing as a percentage of net sales to 19.6% from 22.3%. The decrease in gross profits as a percentage of net sales was primarily attributable to a decrease in the merchandise margin rate and higher occupancy costs as a percentage of net sales, partially offset by a reduction in the payroll expense for merchants and planners.

         General, administrative and store operating expenses were $39.9 million in the first half of Fiscal 1996, compared to $38.9 million in the first half of the previous year, principally from higher payroll costs, resulting principally from an increase in the number of stores, partially offset by lower benefits expenses. As a percentage of net sales, general, administrative and store operating expenses increased to 21.6% from 21.2%.

         During the first half of Fiscal 1996, the Company incurred an operating loss of $3.7 million compared to operating income of $2.1 million for the first half of Fiscal 1995. The operating loss was 2.0% of net sales.

         Net interest expense was $211,000 for the first half of Fiscal 1996, compared to net interest income of $89,000 in the first half of Fiscal 1995. The net interest expense resulted principally from reduced interest income (lower rates on smaller invested cash balances) combined with bank fees associated with the extension of the Company's credit facilities.

         The Company had an income tax benefit of $1.3 million in the first half of Fiscal 1996 and a provision for income taxes of $0.9 million in the first half of Fiscal 1995.

         The Company incurred a net loss of $2.6 million for the first half of Fiscal 1996, compared to net income of $1.3 million for the first half of Fiscal 1995.

A SINGLE MERCHANDISE ASSORTMENT COMMENCING IN MID-SPRING 1996

         The Company's merchandising had a divisional structure in the first half of Fiscal 1995, with one team of merchants providing inventory for stores located principally in malls and a separate team of merchants providing different inventory for stores concentrated in strip shopping centers. In order to improve its merchandise assortments, the Company changed from a divisional merchandising methodology to one in which a single team provides the same inventory for all the Company's stores. The separate teams of merchants for mall stores and strip shopping center stores were unified in the third quarter of Fiscal 1995.

         The unified merchandising structure has three specialized components. Product development is a new function that was added to the existing merchandising function and product quality function. In April 1996, the Company recruited an experienced executive to handle product development, that is, fashion content and design.

         The first unified merchandise assortment arrived in Mid-Spring 1996. The Company believes Fiscal 1996 is a period of transition for the unified team of merchants and the new product development team. There is no assurance that the new merchandising structure will increase sales and improve merchandise margin rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash on hand was $17.8 million at August 3, 1996; $17.0 million at February 3, 1996; and $27.4 million at July 29, 1995.

         Inventory was $39.5 million at August 3, 1996; $40.4 million at February 3, 1996; and $34.6 million at July 29, 1995. The Company's inventory levels peak in early May and December. During Fiscal 1995, the highest inventory level was $54.9 million. Import purchases are made in U.S. dollars and are generally financed by trade letters of credit. Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor. In Fiscal 1995, domestic purchases and import purchases each constituted approximately one-half of total purchases.

         The Company has agreements with The Chase Manhattan Bank ("Chase") providing two credit facilities until February 1999. The first facility provides for the issuance by Chase of trade letters of credit for the account of the Company in an aggregate amount at any time of up to $25.0 million, of which $20.3 million was utilized at August 3, 1996. The second facility provides for revolving credit loans totaling a maximum of $15.0 million, of which up to $10.0 million would be available for standby letters of credit for general corporate purposes. The credit facilities are secured by a pledge of the stock of the Company's subsidiaries and the Company's investments in cash equivalents. Also, merchandise purchased under trade letters of credit is subject to a security interest pursuant to the Letter of Credit Agreement. Finally, the Company is required to maintain most of its deposit account balances at Chase, where the deposits are subject to a right of offset by Chase. Loans under the revolving credit facility will bear interest, at the option of the Company, at either (i) the higher of the Federal Funds Rate plus 0.5% or the prime commercial lending rate of Chase, or (ii) the London Interbank Offered Rate plus 1.5%. The Company has not drawn upon its revolving credit facility except to issue standby letters of credit totaling $4.0 million at August 3, 1996 as collateral for obligations in the ordinary course of business under casualty insurance policies.

         The agreements for the credit facilities contain a number of financial covenants, including (i) tangible net worth to equal at least $70.0 million plus, for each fiscal year ending after February 3, 1996, for which net income shall be positive, an amount equal to 50% of net income, and (ii) capital expenditures not to exceed (A) $6.5 million in Fiscal 1996 and (B) after Fiscal 1996, $10.0 million per annum plus, during the period after Fiscal 1996 the sum of (x) $10.0 million plus (y) if adjusted cash flow (as defined in the agreements) after February 4, 1996 is positive, 75% of adjusted cash flow for the period. The agreements also require: (i) the ratio of total debt (excluding accrued and payable expenses incurred in the ordinary course of business) to tangible net worth not be .45 to 1.0 or more, (ii) the fixed charges ratio (as defined in the agreements) not be less than 0.9 to 1.0 through January 4, 1997 and thereafter not be less than 1.0 to 1.0, (iii) the ratio of current assets to current liabilities not be less than 1.25 to 1.0, (iv) cash flow not be less than minimum amounts specified in the agreements, and (v) liquidity, defined as the sum of cash plus cash equivalents plus the unused commitment under the revolving credit facility, in Fiscal 1996 not be less than:

                  Month                              Amount
                  -----                              ------

                  8/4-8/31                           $21 million
                  9/1-10/5                           $20 million
                  10/6-11/2                          $13 million
                  11/3-11/30                         $10 million
                  12/1-1/4                           $27 million
                  1/5-2/1                            $21 million

         The agreements also include certain restrictive covenants that impose limitations (subject to certain exceptions) on the Company with respect to, among other things, making or owning certain investments, declaring or paying dividends, acquiring Common Stock or preferred stock of the Company, making loans, engaging in any line of business other than apparel retailing, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business. The Company does not believe that continued compliance with the covenants under the agreements for the credit facilities will materially restrict its anticipated operations. It would constitute an event of default under the agreements if a majority of the Company's outstanding Common Stock were to be held by one person, or an investment group, other than an affiliate of The Limited, Inc., or Raphael Benaroya, the Chairman of the Board, President and Chief Executive Officer of the Company.

         The Company believes that its credit facilities, together with cash flows from operating activities, will be adequate to meet anticipated working capital needs, including seasonal financing needs, for the next 12 months.

         The accounts receivable from the Company's proprietary credit cards are purchased daily by Citibank (South Dakota), N.A. ("Citibank") at a discount that is adjusted annually. There is no assurance that the annual adjustment in the discount rate will not increase materially the cost of the Company's proprietary credit card programs.

         The Company's agreements with Chase and with Citibank have been filed, or incorporated by reference, as exhibits to this Report. The above summaries of these agreements are qualified in their entirety by reference to these exhibits.

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

PROPERTIES

         The Company leased 579 retail stores at August 3, 1996, of which 309 stores were located in strip shopping centers, 240 stores were located in malls and 30 were located in downtown shopping districts. The Company's retail square footage was 2.2 million square feet at July 29, 1995 and August 3, 1996.

         The Company presently plans to maintain approximately the same amount of retail square footage and to obtain increases in net sales from higher sales per square foot. There is no assurance, however, that net sales will increase. The Company plans to open new mall stores only in exceptional circumstances and to decrease the retail square footage in mall locations gradually by letting underperforming leases expire. Subject to space availability, the Company plans to open stores in strip shopping centers to replace mall stores that close. The Company intends to pay the costs of new store openings from net cash provided by operating activities.

         New stores and newly remodeled stores will use The Avenue(R) trade name.

         In the first half of Fiscal 1995, the Company was conducting an experiment with a total of 55 new stores and remodeled stores that sold both large size merchandise and smaller "missy" sizes in separate departments. The Company discontinued "missy" assortments in those stores and sells large sizes there exclusively. (No writeoff was taken in connection with the discontinuance of the "missy" assortments.) The conversion was completed in the second quarter of Fiscal 1996.

SEASONALITY

         The Company's business is seasonal, with the first half of each fiscal year usually providing a greater portion of the Company's annual net sales and operating income.

INFLATION AND CHANGING PRICES

         Inflation has not had a significant effect on the Company's operations.

FUTURE RESULTS

         Future results could differ materially from those currently anticipated due to (i) rapid changes in, or miscalculation of, fashion trends, (ii) extreme or unseasonable weather conditions, (iii) economic downturns, weakness in overall consumer demand, inflation and cyclical variations in the retail market for women's fashion apparel, (iv) an acceleration in the rate of business failures and inventory liquidation's in the specialty store sector of the women's apparel industry, (v) an increase in the rate of bad debt expense among the Company's proprietary credit card holders, (vi) the risks attendant to the sourcing of merchandise abroad, including (a) China's assumption of control of Hong Kong in 1997, (b) China's claims to sovereignty over Taiwan, (c) North Korea's claims to sovereignty over South Korea, (d) exchange rate fluctuations,
(e) political instability, (f) trade sanctions or restrictions, (g) changes in quota and duty regulations, (h) delays in shipping or (i) increased costs of transportation, (vii) the imposition of more onerous payment terms for merchandise purchases, and (viii) the replacement of the Company's older proprietary brands with its new The Avenue(R) brand merchandise.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K.

         The following exhibits are filed herewith:

         Number            Description
         ------            -----------

         10.1              Amendment No. 8, dated August 22, 1996, to Letter of
                           Credit Agreement among United Retail Group, Inc. (the
                           "Corporation"), its subsidiaries and The Chase
                           Manhattan Bank ("Chase")
         10.2              Amendment No. 7, dated August 22, 1996, to Credit
                           Agreement among the Corporation, its subsidiaries and
                           Chase
         10.3              Letter, dated August 23, 1996, with respect to Credit
                           Agreement between the Corporation and Citibank (South
                           Dakota) N.A. ("Citibank")
         27                Financial Data Schedule

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 1996 are incorporated herein by reference:

         Number            Description
         ------            -----------

         10.1*             Severance Pay Agreement, dated May 28, 1996, between
                           the Corporation and Raphael Benaroya
         10.2*             Severance Pay Agreement, dated May 28, 1996, between
                           the Corporation and George R. Remeta
         10.3 Amended and Restated Term Sheet Agreement for Hosiery, dated as of December 29, 1995, between The Avenue, Inc. and American Licensing Group, Inc. (Confidential portions have been deleted and filed separately with the Secretary of the Commission)

The Corporation's 1996 Stock Option Plan set forth as Exhibit A to the Corporation's proxy statement on Schedule 14A for its 1996 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation's Current Report on Form 8-K, dated March 22, 1996, are incorporated herein by reference:

         Number            Description
         ------            -----------

         10.1 Amendment No. 7, dated March 5, 1996, to Letter of Credit Agreement among the Corporation, its subsidiaries and Chase
         10.2 Amendment No. 6, dated March 5, 1996, to the Credit Agreement among the Corporation, its subsidiaries and Chase
         10.3* Employment Agreement, dated March 1, 1996 , between the Corporation and Kenneth P. Carroll

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended July 29, 1995 are incorporated herein by reference:

         Number in Filing    Description
         ----------------    -----------

         10.1 Amendment No. 5, dated January 31, 1995, to the Credit Agreement among the Corporation, its subsidiaries and Chase
         10.2 Amendment No. 6, dated January 31, 1995, to the Letter of Credit Agreement among the Corporation, its subsidiaries and Chase

The following exhibits to the Corporation's Amended Current Report on Form 8-KA, dated May 22, 1995, are incorporated herein by reference:

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

The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 28, 1995 are incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         10.1*                Incentive Compensation Program Summary
         21                   Subsidiaries of the Corporation

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 29, 1994 are incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         10.1*                Restated Retirement Savings Plan
         10.2*                Restated Supplemental Retirement Savings Plan

The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended July 30, 1994 is incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         10.2* Letter from the Corporation to Raphael Benaroya and George R. Remeta, dated May 20, 1994, regarding their respective Restated Employment Agreements, dated November 1, 1991

The following exhibits to the Corporation's amended Annual Report on Form 10-KA for the year ended January 29, 1994 are incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         10.3 Amendment, dated December 6, 1993, to Credit Agreement between the Corporation and Citibank
         10.4 Term Sheet Agreement, dated as of May 4, 1993, with respect to Amended and Restated Gloria Vanderbilt Hosiery Sublicense Agreement

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1993 are incorporated herein by reference:

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

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended July 31, 1993 are incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         4.1                  Amended By-Laws of the Corporation, as amended
                              June 1, 1993
         4.2 Amendment No. 1, dated June 1, 1993, to Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders

The Corporation's Restated 1990 Stock Option Plan set forth as Exhibit A to the Corporation's proxy statement on Schedule 14A for its 1993 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation's Current Report on Form 8-K, dated January 6, 1993, are incorporated herein by reference:

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

The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

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

         10.25* Restated Employment Agreement, dated November 1, 1991, between the Corporation and George R. Remeta

         10.29*               Restated 1989 Management Stock Option Plan, dated
                              November 1, 1991

         10.30* Performance Option Agreement, dated July 17, 1989, between Lernmark, Inc. (now known as United Retail Group, Inc.) and Raphael Benaroya and First Amendment thereto, dated November 1, 1991
         10.31* Performance Option Agreement, dated July 17, 1989, between Lernmark, Inc. and George R. Remeta and First Amendment thereto, dated November 1, 1991
         10.32* Second Amendment, dated November 1, 1991, to Performance Option Agreements with Raphael Benaroya and George R. Remeta
         10.33* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and Raphael Benaroya
         10.34* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and George R. Remeta
         10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and ALGLP
         10.39 First Refusal Agreement, dated August 31, 1989, between the Corporation and ALGLP
         10.40 Credit Agreement, dated February 24, 1992, among the Corporation, its subsidiaries and Chase
         10.41 Letter of Credit Agreement, dated February 24, 1992, among the Corporation, its subsidiaries and Chase

- -------------------------
*A compensatory plan for the benefit of the Corporation's management or a management contract.

- ---------
(b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended August 3, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)  UNITED RETAIL GROUP, INC.
              ------------------------------------

By: /S/ GEORGE R. REMETA
    ----------------------------------------------
    George R. Remeta, Vice Chairman of the Board and Chief
    Financial Officer - Authorized Signatory

By: /S/ JON GROSSMAN
    ----------------------------------------------
    Jon Grossman, Vice President - Finance and Chief
    Accounting Officer

Date: September 10, 1996

                                  EXHIBIT INDEX

The following exhibits are filed herewith:

         Number               Description
         ------               -----------

         10.1                 Amendment No. 8, dated August 22, 1996, to Letter
                              of Credit Agreement among United Retail Group,
                              Inc. (the "Corporation"), its subsidiaries and The
                              Chase Manhattan Bank ("Chase")
         10.2                 Amendment No. 7, dated August 22, 1996, to Credit
                              Agreement among the Corporation, its subsidiaries
                              and Chase
         10.3                 Letter, dated August 23, 1996, with respect to
                              Credit Agreement between the Corporation and
                              Citibank (South Dakota) N.A. ("Citibank")
         27                   Financial Data Schedule

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 1996 are incorporated herein by reference:

         Number               Description
         ------               -----------

         10.1* Severance Pay Agreement, dated May 28, 1996, between the Corporation and Raphael Benaroya
         10.2* Severance Pay Agreement, dated May 28, 1996, between the Corporation and George R. Remeta
         10.3 Amended and Restated Term Sheet Agreement for Hosiery, dated as of December 29, 1995, between The Avenue, Inc. and American Licensing Group, Inc. (Confidential portions have been deleted and filed separately with the Secretary of the Commission)

The Corporation's 1996 Stock Option Plan set forth as Exhibit A to the Corporation's proxy statement on Schedule 14A for its 1996 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation's Current Report on Form 8-K, dated March 22, 1996, are incorporated herein by reference:

         Number               Description
         ------               -----------

         10.1 Amendment No. 7, dated March 5, 1996, to Letter of Credit Agreement among the Corporation, its subsidiaries and Chase
         10.2 Amendment No. 6, dated March 5, 1996, to the Credit Agreement among the Corporation, its subsidiaries and Chase
         10.3* Employment Agreement, dated March 1, 1996 , between the Corporation and Kenneth P. Carroll

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended July 29, 1995 are incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         10.1 Amendment No. 5, dated January 31, 1995, to the Credit Agreement among the Corporation, its subsidiaries and Chase
         10.2 Amendment No. 6, dated January 31, 1995, to the Letter of Credit Agreement among the Corporation, its subsidiaries and Chase

The following exhibits to the Corporation's Amended Current Report on Form 8-KA, dated May 22, 1995, are incorporated herein by reference:

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

         10.2 Gloria Vanderbilt Sleepwear Sublicense Agreement, dated May 22, 1995, between United Retail Incorporated and ALGLP

The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 28, 1995 are incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         10.1*                Incentive Compensation Program Summary
         21                   Subsidiaries of the Corporation

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 29, 1994 are incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         10.1*                Restated Retirement Savings Plan
         10.2*                Restated Supplemental Retirement Savings Plan

The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended July 30, 1994 is incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         10.2* Letter from the Corporation to Raphael Benaroya and George R. Remeta, dated May 20, 1994, regarding their respective Restated Employment Agreements, dated November 1, 1991

The following exhibits to the Corporation's amended Annual Report on Form 10-KA for the year ended January 29, 1994 are incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         10.3 Amendment, dated December 6, 1993, to Credit Agreement between the Corporation and Citibank
         10.4 Term Sheet Agreement, dated as of May 4, 1993, with respect to Amended and Restated Gloria Vanderbilt Hosiery Sublicense Agreement

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1993 are incorporated herein by reference:

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

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended July 31, 1993 are incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         4.1                  Amended By-Laws of the Corporation, as amended
                              June 1, 1993
         4.2 Amendment No. 1, dated June 1, 1993, to Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders

The Corporation's Restated 1990 Stock Option Plan set forth as Exhibit A to the Corporation's proxy statement on Schedule 14A for its 1993 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation's Current Report on Form 8-K, dated January 6, 1993, are incorporated herein by reference:

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

The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

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

         10.30* Performance Option Agreement, dated July 17, 1989, between Lernmark, Inc. (now known as United Retail Group, Inc.) and Raphael Benaroya and First Amendment thereto, dated November 1, 1991
         10.31* Performance Option Agreement, dated July 17, 1989, between Lernmark, Inc. and George R. Remeta and First Amendment thereto, dated November 1, 1991
         10.32* Second Amendment, dated November 1, 1991, to Performance Option Agreements with Raphael Benaroya and George R. Remeta
         10.33* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and Raphael Benaroya
         10.34* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and George R. Remeta
         10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and ALGLP
         10.39 First Refusal Agreement, dated August 31, 1989, between the Corporation and ALGLP
         10.40 Credit Agreement, dated February 24, 1992, among the Corporation, its subsidiaries and Chase
         10.41 Letter of Credit Agreement, dated February 24, 1992, among the Corporation, its subsidiaries and Chase

- -------------------------
*A compensatory plan for the benefit of the Corporation's management or a management contract.