Form 10-Q
period 1996-11-02
UNITED RETAIL GROUP INC/DE
filed 1996-12-06
CIK 881905

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  quarterly period ended November 2, 1996

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

_____________________________________
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X         NO
   -----          -----


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

YES            NO
   -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of November 2, 1996, 12,190,375 shares of the registrant's common stock, $.001 par value per share, were outstanding.

ITEM 1. FINANCIAL STATEMENTS          UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                               (DOLLARS IN THOUSANDS)

                                                          NOVEMBER 2,      FEBRUARY 3,       OCTOBER 28,
                                                             1996             1996              1995
                                                          ---------        ---------        ------------
                                     ASSETS              (UNAUDITED)                        (UNAUDITED)
Current assets:
   Cash and cash equivalents                              $   6,458        $  17,040        $     11,655
   Income taxes receivable                                      953            2,719                  --
   Accounts receivable                                        2,243            1,770               3,089
   Inventory                                                 49,565           40,401              52,682
   Prepaid rents                                              4,592            4,473               4,380
   Other prepaid expenses                                     3,671            2,936               3,202
   Deferred income taxes                                        116               --                 854
                                                          ---------        ---------        ------------
      Total current assets                                   67,598           69,339              75,862

Property and equipment, net                                  57,164           60,737              61,866
Deferred charges and other intangible assets,
  net of accumulated amortization of $1,430, $1,265
  and $1,213                                                  7,091            6,846               6,898
Deferred income taxes                                           600              811               3,890
Other assets                                                  1,035            1,300               1,234
                                                          ---------        ---------        ------------
    Total assets                                          $ 133,488        $ 139,033        $    149,750
                                                          =========        =========        ============

                                     LIABILITIES
Current liabilities:
  Current portion of distribution center financing        $     952        $     901        $        883
  Accounts payable, trade                                    16,489           15,210              21,836
  Accrued expenses                                           13,919           14,834              15,160
  Income taxes payable                                           --               --                 967
                                                          ---------        ---------        ------------
    Total current liabilities                                31,360           30,945              38,846

Distribution center financing                                11,613           12,333              12,565
Other long-term liabilities                                   8,773            9,472               8,563
                                                          ---------        ---------        ------------
    Total liabilities                                        51,746           52,750              59,974
                                                          ---------        ---------        ------------

                                     STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
   1,000,000; none issued
Common stock, $.001 par value; authorized                        13               13                  13
   30,000,000; issued 12,680,375; outstanding
   12,190,375
Additional paid-in capital                                   78,259           78,182              78,117
Retained earnings                                             4,052            8,670              12,228
Treasury stock (490,000 shares) at cost                        (582)            (582)               (582)
                                                          ---------        ---------        ------------
    Total stockholders' equity                               81,742           86,283              89,776
                                                          ---------        ---------        ------------
    Total liabilities and stockholders' equity            $ 133,488        $ 139,033        $    149,750
                                                          =========        =========        ============


The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                       THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                    ---------------------------     ----------------------------

                                    NOVEMBER 2,     OCTOBER 28,     NOVEMBER 2,      OCTOBER 28,
                                       1996            1995            1996             1995
                                     --------        --------        ---------        ---------
Net sales                            $ 84,249        $ 82,623        $ 269,300        $ 266,599

Cost of goods sold, including
  buying and occupancy costs           67,668          67,237          216,504          210,133
                                     --------        --------        ---------        ---------

   Gross profit                        16,581          15,386           52,796           56,466

General, administrative and
  store operating expenses             19,364          19,404           59,262           58,341
                                     --------        --------        ---------        ---------

   Operating loss                      (2,783)         (4,018)          (6,466)          (1,875)

Interest expense (income), net             84             (62)             295             (151)
                                     --------        --------        ---------        ---------

Loss before income taxes               (2,867)         (3,956)          (6,761)          (1,724)

Benefit from income taxes                (847)         (1,583)          (2,143)            (643)
                                     --------        --------        ---------        ---------

   Net loss                         ($  2,020)      ($  2,373)      ($   4,618)      ($   1,081)
                                     ========        ========        =========        =========

Net loss per
  common share                      ($   0.17)      ($   0.18)      ($    0.38)      ($    0.08)
                                     ========        ========        =========        =========


Shares outstanding                     12,190          13,196           12,190           13,279




The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THIRTY-NINE WEEKS ENDED
                                                                 ---------------------------
                                                                 NOVEMBER 2,     OCTOBER 28,
                                                                    1996            1995
                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     ($  4,618)      ($  1,081)
Adjustments to reconcile net loss to net cash
  (used for) provided by operating activities:
    Depreciation and amortization of property and equipment          7,547           7,498
    Amortization of deferred charges and other
      intangible assets                                                165             173
    Loss on disposal of assets                                         324              27
    Compensation expense                                                77             181
    Benefit from deferred income taxes                                  95            (288)
    Deferred lease assumption revenue amortization                    (358)           (211)
    Lease assumption proceeds                                           --           3,523
Changes in operating assets and liabilities:
    Accounts receivable                                               (473)           (672)
    Income taxes receivable                                          1,766              --
    Inventory                                                       (9,164)        (15,164)
    Accounts payable and accrued expenses                              872          10,046
    Prepaid expenses                                                  (854)         (1,177)
    Income taxes payable                                                --            (660)
    Other assets and liabilities                                      (498)           (549)
                                                                  --------        --------
Net Cash (Used For) Provided By Operating Activities                (5,119)          1,646
                                                                  --------        --------

INVESTING ACTIVITIES:
    Capital expenditures                                            (4,298)         (8,697)
    Deferred payment for property and equipment                       (496)             --
                                                                  --------        --------

Net Cash Used for Investing Activities                              (4,794)         (8,697)
                                                                  --------        --------

FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                          --               4
    Repayments of long-term debt                                      (669)           (618)
                                                                  --------        --------

Net Cash Used for Financing Activities                                (669)           (614)
                                                                  --------        --------

Net decrease in cash and cash equivalents                          (10,582)         (7,665)
Cash and cash equivalents, beginning of period                      17,040          19,320
                                                                  --------        --------
Cash and cash equivalents, end of period                          $  6,458        $ 11,655
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

       The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 2, 1996 and October 28, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

       Certain prior year balances have been reclassified to conform with the fiscal 1996 presentation.

2.     NET LOSS PER SHARE

       Net loss per common share in fiscal 1996 excludes common equivalent shares (stock options), because their effect is anti-dilutive. Net income per common share, in each fiscal quarter in which income is realized, is computed using the weighted average number of common and common equivalent shares (stock options) outstanding during the quarter.


3.     FINANCING ARRANGEMENTS

       The Company and The Chase Manhattan Bank ("Chase") are parties to agreements providing two credit facilities, the term of which expires in February 1999. The first facility provides for the issuance by Chase of trade letters of credit for the account of the Company in an aggregate amount at any time of up to $25.0 million, of which $16.9 million was utilized at November 2, 1996. The second facility provides for revolving credit loans totaling a maximum of $15.0 million, of which up to $10.0 million would be available for standby letters of credit for general corporate purposes. As of November 2, 1996, the Company has not drawn upon its revolving credit facility except to issue standby letters of credit totaling $4.0 million as collateral for obligations under casualty insurance policies.

       The Company is obligated to maintain several financial covenants, including a current ratio and a fixed charges ratio, and has restrictions on paying dividends, as well as a limitation on aggregate capital expenditures.

4.     OTHER OPERATING ACTIVITIES

       In July 1995, the Company agreed to assume the lease obligations of 21 stores previously operated by another retail chain. In order to induce the Company to assume these leases, the assignor of the leases paid the Company approximately $3.5 million. This payment has been recorded as accrued rent payable and is being amortized against rent expense over the life of the assumed leases.


5.     INCOME TAXES

       The benefit from income taxes consists of (dollars in thousands):

                             Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                          --------------------------    --------------------------
                          November 2,    October 28,    November 2,    October 28,
                             1996           1995           1996           1995
                            ------         ------         ------         ------
Currently payable:

     Federal               ($1,421)       ($1,553)       ($2,335)       ($   80)
     State                      64           (407)            97           (275)
                            ------         ------         ------         ------
                            (1,357)        (1,960)        (2,238)          (355)
                            ------         ------         ------         ------

Deferred:

     Federal                   417            308             77           (371)
     State                      93             69             18             83
                            ------         ------         ------         ------
                               510            377             95           (288)
                            ------         ------         ------         ------

                           ($  847)       ($1,583)       ($2,143)       ($  643)
                            ======         ======         ======         ======

       Reconciliation of the benefit from income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows:

                                                Thirteen Weeks Ended
                                 ---------------------------------------------------
                                    November 2, 1996            October 28, 1995
                                 ----------------------     ------------------------
Tax at Federal rate (34%)        ($975)         (34.0%)     ($1,345)         (34.0%)
State income taxes, net of         104            3.6%         (252)          (6.4%)
 federal benefit

Goodwill amortization               17            0.6%           17            0.5%
Other                                7            0.3%           (3)          (0.1%)
                                  ----           ----        ------           ----
                                 ($847)         (29.5%)     ($1,583)         (40.0%)
                                  ====           ====        ======           ====

                                               Thirty-Nine Weeks Ended
                                 ---------------------------------------------------
                                     November 2, 1996            October 28, 1995
                                 ------------------------     ----------------------
Tax at Federal rate (34%)        ($2,299)         (34.0%)     ($586)         (34.0%)
State income taxes, net of            76            1.1%       (127)          (7.4%)
 federal benefit

Goodwill amortization                 53            0.8%         52            3.1%
Other                                 27            0.4%         18            1.0%
                                   -----           ----         ---           ----
                                 ($2,143)         (31.7%)     ($643)         (37.3%)
                                   =====           ====         ===           ====

       The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset are as follows:

       Assets:
            Inventory                                            $   281
            Accruals and reserves                                    170
            Compensation                                           2,052
                                                                 -------

                                                                   2,503

       Liabilities:
            Depreciation                                          (1,787)
                                                                 -------

            Net deferred tax asset                               $   716
                                                                 =======

       Future realization of the tax benefits attributable to these existing deductible temporary differences ultimately depends on the existence of sufficient taxable income within the carryback and/or carryforward period available under the tax law at the time of the tax deduction. As of November 2, 1996, the compensation related deferred tax asset will be fully realizable upon the exercise of all of the outstanding options only if (i) the market price of the stock equals or exceeds $3.875 per share upon exercise and (ii) the compensation expense deduction is not limited by future enacted tax laws. The underlying options of the compensation related deferred tax asset are exercisable through December 31, 1999.

       At November 2, 1996, the Company has pre-acquisition net operating loss carryforwards, aggregating approximately $0.6 million, available to reduce future taxable income in certain states, expiring through 2004.

6.     SUPPLEMENTAL CASH FLOW INFORMATION

       Net cash flow from operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                  Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                  --------------------     -----------------------
                                 November 2, October 28,  November 2,   October 28,
                                    1996        1995         1996          1995
                                    ----        ----         ----          ----
Cash interest:

Interest expense
(income), net per
statements of operations            $ 84      ($  62)       $   295       ($ 151)

Less: Non-cash
interest income(expense)              33         (11)            53          (64)
                                    ----       -----        -------        -----

Net cash interest expense
(income), including interest
income of $234, $392,
$729 and $1,189                     $117      ($  73)       $   348       ($ 215)
                                    ====       =====        =======        =====

Income tax payments (refunds)       $ 21       $ 903       ($ 4,017)       $ 480
                                    ====       =====        =======        =====

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1996 VERSUS THIRD QUARTER FISCAL 1995

         Net sales for the third quarter of Fiscal 1996 increased 2.0% from the third quarter of Fiscal 1995, to $84.2 million from $82.6 million, principally from an increase in sales volume rather than a change in average price. Average stores open increased from 564 to 581; see, however, "Properties," regarding the Company's plan for future store openings. There is no assurance that sales will continue to increase. Comparable store sales for the third quarter of Fiscal 1996 were flat. (In November 1996 net sales decreased 2.0% from November 1995, to $29.6 million from $30.2 million; comparable store sales for November 1996 declined 3.3%.)

         Gross profits increased by $1.2 million to $16.6 million in the third quarter of Fiscal 1996 from $15.4 million in the third quarter of Fiscal 1995, increasing as a percentage of net sales to 19.7% from 18.6%. The increase in gross profits as a percentage of net sales was primarily attributable to an increase in the merchandise margin rate. There is no assurance that gross profits will continue to increase.

         The women's apparel industry is subject to rapidly changing consumer fashion preferences. The Company's performance depends on the operational flexibility to respond to such changes quickly. See, "A Single Merchandise Assortment in Mid-Spring 1996." The industry has also been subject to shifting shopping patterns, both within the Company's sector (the specialty store sector) and in other channels of distribution, such as department stores, catalogues and electronic media. The Company also believes that consumer pressure to reduce prices throughout the women's apparel industry has become a permanent influence on the retail marketplace. Finally, in Fiscal 1996, the Company replaced its older proprietary brands with its new Avenue brand; there is no assurance that the new brand will not have an adverse effect on sales and merchandise margin rates in the fourth quarter of Fiscal 1996.

         General, administrative and store operating expenses were $19.4 million in the third quarter of Fiscal 1996, unchanged from the third quarter of the previous year in spite of an increase in the number of stores. As a percentage of net sales, general, administrative and store operating expenses decreased to 23.0% from 23.5%.

         During the third quarter of Fiscal 1996, the Company incurred an operating loss of $2.8 million compared to an operating loss of $4.0 million for the third quarter of Fiscal 1995. The operating loss was 3.3% of net sales during the third quarter of Fiscal 1996. There is no assurance that the Company will not continue to incur operating losses.

         Net interest expense was $84,000 for the third quarter of Fiscal 1996, compared to net interest income of $62,000 in the third quarter of Fiscal 1995.

         The Company had an income tax benefit of $0.8 million in the third quarter of Fiscal 1996 and an income tax benefit of $1.6 million in the third quarter of Fiscal 1995.

         The Company incurred a net loss of $2.0 million for the third quarter of Fiscal 1996, compared to a net loss of $2.4 million for the third quarter of Fiscal 1995.

FIRST 39 WEEKS FISCAL 1996 VERSUS FIRST 39 WEEKS FISCAL 1995

         Net sales for the first 39 weeks of Fiscal 1996 increased 1.0% from the first 39 weeks of Fiscal 1995, to $269.3 million from $266.6 million, principally from an increase in sales volume. Average stores open increased from 543 to 581. Comparable store sales decreased 3.6% for the period.

         Gross profits decreased by $3.7 million to $52.8 million in the first 39 weeks of Fiscal 1996 from $56.5 million in the first 39 weeks of Fiscal 1995, decreasing as a percentage of net sales to 19.6% from 21.2%. The decrease in gross profits as a percentage of net sales was primarily attributable to a decrease in the merchandise margin rate and higher occupancy costs as a percentage of net sales, partially offset by a reduction in the payroll expense for merchants and planners.

         General, administrative and store operating expenses were $59.3 million in the first 39 weeks of Fiscal 1996, compared to $58.3 million in the first 39 weeks of the previous year, principally from higher payroll costs, resulting principally from an increase in the number of stores, partially offset by lower administrative expenses. As a percentage of net sales, general, administrative and store operating expenses increased to 22.0% from 21.9%.

         During the first 39 weeks of Fiscal 1996, the Company incurred an operating loss of $6.5 million compared to an operating loss of $1.9 million for the first 39 weeks of Fiscal 1995. The operating loss was 2.4% of net sales during the first 39 weeks of Fiscal 1996.

         Net interest expense was $0.3 million for the first 39 weeks of Fiscal 1996, compared to net interest income of $0.2 million in the first 39 weeks of Fiscal 1995. The net interest expense resulted principally from reduced interest income (lower rates on smaller invested cash balances) combined with bank fees associated with the extension of the term of the Company's credit facilities.

         The Company had an income tax benefit of $2.1 million in the first 39 weeks of Fiscal 1996 and an income tax benefit of $0.6 million in the first 39 weeks of Fiscal 1995.

         The Company incurred a net loss of $4.6 million for the first 39 weeks of Fiscal 1996, compared to a net loss of $1.1 million for the first 39 weeks of Fiscal 1995.

A SINGLE MERCHANDISE ASSORTMENT COMMENCING IN MID-SPRING 1996

         The Company's merchandising had a divisional structure in most of Fiscal 1995, with one team of merchants providing inventory for stores located principally in malls and a separate team of merchants providing different inventory for stores concentrated in strip shopping centers. In order to improve its merchandise assortments, the Company changed from a divisional merchandising methodology to one in which a single team provides the same inventory for all the Company's stores. The separate teams of merchants for mall stores and strip shopping center stores were unified in the third quarter of Fiscal 1995. The first unified merchandise assortment arrived in Mid-Spring 1996. The Company believes Fiscal 1996 is a transitional period for the unified team of merchants.

         A new product development function was added to the existing merchandising function and product quality function in April 1996.

         There is no assurance that the new merchandising structure will increase sales and improve merchandise margin rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash on hand was $6.5 million at November 2, 1996; $17.0 million at February 3, 1996; and $11.7 million at October 28, 1995.

         Inventory was $49.6 million at November 2, 1996; $40.4 million at February 3, 1996; and $52.7 million at October 28, 1995. The Company's inventory levels peak in early May and December. During Fiscal 1995, the highest inventory level was $54.9 million. In Fiscal 1995, domestic purchases and import purchases each constituted approximately one-half of total purchases. Import purchases were made in U.S. dollars and were generally financed by trade letters of credit. Short-term trade credit represented a significant source of financing for domestic merchandise purchases. Trade credit arose from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and was generally financed either by the vendor or a third-party factor.

         The Company has agreements with The Chase Manhattan Bank ("Chase") providing two credit facilities until February 1999. The first facility provides for the issuance by Chase of trade letters of credit for the account of the Company in an aggregate amount at any time of up to $25.0 million, of which $16.9 million was utilized at November 2, 1996. The second facility provides for revolving credit loans totaling a maximum of $15.0 million, of which up to $10.0 million would be available for standby letters of credit for general corporate purposes. The credit facilities are secured by a pledge of the stock of the Company's subsidiaries and the Company's investments in cash equivalents. Also, merchandise purchased under trade letters of credit is subject to a security interest pursuant to the Letter of Credit Agreement. Finally, the Company is required to maintain most of its deposit account balances at Chase, where the deposits are subject to a right of offset by Chase. Loans under the revolving credit facility will bear interest, at the option of the Company, at either (i) the higher of the Federal Funds Rate plus 0.5% or the prime commercial lending rate of Chase, or (ii) the London Interbank Offered Rate plus 1.5%. The Company has not drawn upon its revolving credit facility except to issue standby letters of credit totaling $4.0 million as collateral for obligations in the ordinary course of business under casualty insurance policies.

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

                  Month                              Amount
                  -----                              ------
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

         The Company does not believe that continued compliance with the covenants under the agreements for the credit facilities will materially restrict its anticipated operations. The Company also believes that its credit facilities, together with anticipated cash flows from operating activities, will be adequate to meet anticipated working capital needs, including seasonal financing needs, for the next 12 months. The preceding sentences in this paragraph constitute forward-looking information under the 1995 Private Securities Litigation Reform Act (the "Reform Act") and are subject to the factors referred to under the caption "Future Results."

         The accounts receivable from the Company's proprietary credit cards are purchased daily by Citibank (South Dakota), N.A. ("Citibank") at a discount that is adjusted annually. There is no assurance that the annual adjustment in the discount rate will not increase materially the cost of the Company's proprietary credit card programs.

         The Company's agreements with Chase and with Citibank have been incorporated by reference as exhibits to this Report. The above summaries of these agreements are qualified in their entirety by reference to these exhibits.

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

PROPERTIES

         The Company leased 582 retail stores at November 2, 1996, of which 313 stores were located in strip shopping centers, 239 stores were located in malls and 30 stores were located in downtown shopping districts. The Company's retail square footage was 2.3 million square feet at November 2, 1996 and 2.2 million square feet at October 28, 1995.

         The Company presently plans to maintain approximately the same amount of retail square footage and to obtain increases in net sales from higher sales per square foot. There is no assurance, however, that net sales will increase. The Company plans to open new mall stores only in exceptional circumstances and to decrease the retail square footage in mall locations gradually by letting underperforming leases expire. Subject to space availability, the Company plans to open stores in strip shopping centers to replace mall stores that close. The Company intends to pay the costs of new store openings from net cash provided by operating activities. The preceding sentences of this paragraph constitute forward-looking information under the Reform Act and are subject to the factors referred to under the caption "Future Results."

         New stores and newly remodeled stores will use The Avenue(R) trade name.

         In Fiscal 1995, the Company was conducting an experiment with a total of 55 new stores and remodeled stores that sold both large size merchandise and smaller "missy" sizes in separate departments. The Company discontinued "missy" assortments in those stores and sells large sizes there exclusively. (No writeoff was taken in connection with the discontinuance of the "missy" assortments.) The conversion was completed in the second quarter of Fiscal 1996.

SEASONALITY

         The Company's business is seasonal, with the first half of each fiscal year usually providing a greater portion of the Company's annual net sales and operating income.

INFLATION AND CHANGING PRICES

         Inflation has not had a significant effect on the Company's operations.

FUTURE RESULTS

         Future results could differ materially from those currently anticipated due to possible (i) miscalculation of fashion trends by the Company's newly unified team of merchants, (ii) shifting shopping patterns, both within the specialty store sector and in other channels of distribution, (iii) consumer pressure to reduce prices, (iv) extreme or unseasonable weather conditions, (v) economic downturns, weakness in overall consumer demand and variations in the demand for women's fashion apparel, (vi) imposition by vendors, or their third-party factors, of more onerous payment terms for domestic merchandise purchases, (vii) acceleration in the rate of business failures and inventory liquidations in the specialty store sector, (viii) increase in the rate of bad debt expense among the Company's proprietary credit card holders, (ix) disruption attendant to the sourcing of merchandise abroad, including (a) China's assumption of control of Hong Kong in 1997, (b) China's claims to sovereignty over Taiwan, (c) North Korea's claims to sovereignty over South Korea, (d) exchange rate fluctuations, (e) political instability, (f) trade sanctions or restrictions, (g) changes in quota and duty regulations, (h) delays in shipping or (i) increased costs of transportation, and (x) adverse reaction to the replacement of the Company's older proprietary brands with its new Avenue brand.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K.

         The following exhibits are filed herewith:

         Number                     Description

         10.1*                      Restated Supplemental Retirement Savings
                                    Plan
         27                         Financial Data Schedule

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 3, 1996 are incorporated herein by reference:

         Number in Filing           Description

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

         Number in Filing           Description

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

         Number in Filing           Description

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

         -------------

         (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended November 2, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                       UNITED RETAIL GROUP, INC.

                  By:     /S/ GEORGE R. REMETA
                          ------------------------------------------------------
                          George R. Remeta, Vice Chairman of the Board and Chief
                                Financial Officer - Authorized Signatory

                  By:     /S/ JON GROSSMAN
                          ------------------------------------------------------
                          Jon Grossman, Vice President  - Finance and Chief
                                 Accounting Officer

Date:  December 6, 1996

                                  EXHIBIT INDEX

          The following exhibits are filed herewith:

         Number                     Description

         10.1*                      Restated Supplemental Retirement Savings
                                    Plan
         27                         Financial Data Schedule

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 3, 1996 are incorporated herein by reference:

         Number in Filing           Description

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

         Number in Filing           Description

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

         Number in Filing           Description

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