Form 10-K
period 1997-02-01
UNITED RETAIL GROUP INC/DE
filed 1997-04-23
CIK 881905

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 1997

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

      Title of each class  Name of each exchange on which registered
___________________________________________________________________________

____________________________________________________________________________

Securities registered pursuant to Section 12(g) of the 1934 Act:

      Common Stock, $.001 par value per share
                 (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X__ NO _______

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of April 7, 1997, the aggregate market value of the voting stock of the registrant (also referred to herein as the "Company") held by non-affiliates of the registrant was approximately $35.2 million. For purposes of the preceding sentence only, affiliate status was determined on the basis that all stockholders of the registrant are non-affiliates except stockholders who are filing statements with the Securities and Exchange Commission (the "SEC") under
Section 16(a) of the 1934 Act.

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

      As of April 5, 1997, 12,190,375 shares of the registrant's common stock, $.001 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The registrant's annual report for the year ended February 1, 1997 (the "1996 Annual Report to Stockholders") is incorporated in part by reference in
Part I and Part II of this Form 10-K.

      The registrant's proxy statement on Schedule 14A for its 1997 annual meeting of stockholders (the "1997 Proxy Statement") is incorporated in part by reference in Part I and Part III of this Form 10-K.

                                     PART I

Item 1.     Business.

OVERVIEW

            The Company is a leading nationwide specialty retailer of large-size women's apparel and accessories, offering private label merchandise using the AVENUE [by design] trademark. The Company's merchandising strategy is to offer its customers merchandise of the same quality and variety available in smaller sizes. The Company operates 565 stores principally under the names THE AVENUE(R) and Sizes Unlimited.

CUSTOMER BASE

            The Company serves the mass market and targets fashion-conscious women between 18 and 50 years of age who wear size 14 or larger. The Company believes that this market is underserved by many department and specialty retail stores that do not offer wide selections of fashionable large-size women's apparel. In addition, the large-size customer often has fewer store alternatives in nearby shopping malls and strip shopping centers than her smaller-size counterpart.

HISTORY

            The Company was incorporated in 1987 and completed its initial public offering in 1992. The Company's current business resulted from an internal reorganization at The Limited, Inc. ("The Limited") in 1987, in which The Limited combined its underperforming The Avenue(R)store group (then operating under the Lerner Woman trade name) with the Sizes Unlimited store group. Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer, and his management team were selected to manage the combined businesses.

MERCHANDISING AND MARKETING

            The Company's strategy is to offer its customers a brand name look in moderately priced private label merchandise. It emphasizes consistency of merchandise quality and fit and updates its merchandise selections to reflect customer demand and fashion trends. The apparel industry is subject to rapidly changing consumer fashion preferences and the Company's performance depends on its ability to respond quickly to changes in fashion.

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

            The Company promotes private label merchandise, which has higher gross profit margins. The Company believes that its brand, AVENUE [by design], creates an image that helps distinguish it from competitors. Through careful brand management, including consistent imaging of its private label merchandise, the Company believes it enhances brand recognition and the customer's perception of value. Private label garments are tagged, packaged and presented at the Company's stores in a manner consistent with more expensive garments with national brand names.

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

            The Company uses creative merchandise displays, distinctive signage and upscale packaging to create an attractive store atmosphere. To further stimulate store traffic, the Company frequently uses credit card inserts with announcements of upcoming events.

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

            Company employees located at its headquarters maintain and support the applications software, operations, networking and point-of-sale functions of the Company's management information systems. The hardware and systems software for the Company's management information systems are maintained by Integrated Systems Solutions Corporation ("ISSC"), a wholly-owned subsidiary of IBM. The computer hardware used in processing is located in Lexington, Kentucky, at a facility operated by ISSC. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Computer Systems." (Management's Discussion and Analysis of Financial Condition and Results of Operations is a
section in the Company's 1996 Annual Report to Stockholders.)

PURCHASING

            Separate groups of merchants are responsible for different categories of merchandise. See, also, "Management's Discussion and Analysis of Financial Condition and Results of Operations - A Single Merchandise Assortment Commencing in Mid-Spring 1996." Most of the merchandise purchased by the Company consists of either manufacturer's "line merchandise" produced under the Company's private label or custom designed garments produced for the Company by contract manufacturing, also under the Company's private label. An item of merchandise is test marketed, whenever possible, in limited quantities prior to mass production to help identify the current fashion preferences of the Company's customers.

            The Company provides manufacturers with strict guidelines for size specifications and gradings to ensure proper, consistent fit across product categories. The Company and independent sourcing agents monitor production by manufacturers in the United States and abroad to ensure that size specifications, grading requirements and other specifications are met.

            In Fiscal 1996, one manufacturer accounted for more than 5% but less than 10% of the Company's merchandise purchases. Another manufacturer accounted for more than 10% but less than 15% of the Company's merchandise purchases.

            Domestic purchases (some of which are foreign-made products) are executed by Company purchase orders. Import purchases are made in U.S. dollars and are generally supported by letters of credit. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

OPERATIONAL FACTORS

            The Company's operations may be adversely affected by circumstances beyond its control. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Results."

TRADE NAMES AND TRADEMARKS

            The Company is the owner in the United States of its principal trademarks, THE AVENUE, used on store fronts, and AVENUE [by design], used on garment labels. The Company is also the sublicensee of certain national brand names. See, "Certain Transactions" in the 1997 Proxy Statement. The Company is not aware of any use of its principal trademarks by its competitors that has a material effect on the Company's operations or any material claims of infringement or other challenges to the Company's right to use its principal trademarks in the United States.

EMPLOYEES

            As of March 31, 1997, the Company employed approximately 5,500 associates, of whom approximately 2,000 worked full-time and the balance of whom worked part-time. Considerable seasonality is associated with employment levels. Approximately 80 store associates are covered by collective bargaining agreements. The Company believes that its relations with its associates are good.

SEASONALITY

            The Company's business is usually seasonal, with the first half of the fiscal year providing a greater portion of the Company's annual net sales and operating income. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

Item 2.     Properties.

            As of March 31, 1997, the Company operated stores in 36 states:

            Alabama            6          Nevada              2
            Arizona            5          New Hampshire       2
            Arkansas           1          New Jersey         43
            California        87          New Mexico          1
            Connecticut       12          New York           57
            Delaware           2          North Carolina      9
            Florida           20          Ohio               23
            Georgia           21          Oklahoma            3
            Illinois          47          Oregon              7
            Indiana           12          Pennsylvania       20
            Iowa               2          Rhode Island        1
            Kentucky           5          South Carolina      8
            Louisiana         11          Tennessee          11
            Maine              1          Texas              36
            Maryland          16          Utah                1
            Massachusetts     20          Virginia           12
            Michigan          29          Washington         12
            Missouri           9          Wisconsin          11

            Total:  565

            Stores generally range in size from 2,500 to 6,000 net square feet. The Company leases all its store locations. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Properties."

            The Company leases its executive offices, which consist of approximately 56,000 square feet in an office building at 365 West Passaic Street, Rochelle Park, New Jersey. The office lease has a term ending in August 1999.

            The Company owns a 128-acre site on Interstate 75 in Troy, Ohio, on which its national distribution center is located. The national distribution center is equipped to service 900 stores. The site is adequate for a total of four similar facilities.

Item 3.     Legal Proceedings.

            The Company is involved in various routine legal proceedings incidental to the conduct of its business and maintains reserves that include, among other things, the estimated cost of uninsured payments to accident victims and payments to landlords and vendors of goods and services resulting from certain disputes. Management believes that, giving effect to reserves, these legal proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

            No material pending legal proceeding to which the Company was a party was terminated during the fourth quarter of the fiscal year ended February 1, 1997.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Not applicable.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

            The section captioned "Shareholder Information" in the 1996 Annual Report to Stockholders is incorporated herein by reference. (Only those portions of the 1996 Annual Report to Stockholders incorporated by reference in another document filed with the SEC shall be deemed "filed" in accordance with the rules and regulations promulgated by the SEC.)

            During Fiscal 1996, the Company issued two stock options under its 1996 Stock Option Plan, one to purchase 25,000 shares issued on December 2, 1996 and one to purchase 20,000 shares issued on August 22, 1996. Both options are exercisable at a price of $3.00 per share for a 10-year term with five-year vesting and are incentive stock options under the Internal Revenue Code. Options issued under the 1996 Stock Option Plan are not registered under the Securities Act of 1933.

Item 6.     Selected Financial Data.

            The section captioned "Selected Financial Data" in the 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data.

            The section captioned "Consolidated Financial Statements" in the 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

            The subsections captioned "Election of Directors - Nominees" and " - Business Experience" in the 1997 Proxy Statement is incorporated herein by reference.

            In addition to Raphael Benaroya and George R. Remeta, the executive officers of the registrant or its subsidiaries are:

            Kenneth P. Carroll, age 54, was the Company's Vice President - General Counsel from April 1992 to March 1996, when he was elected the Senior Vice President - General Counsel.

            Ellen Demaio, age 39, was a Vice President - Merchandise of United Retail Incorporated from March 1992 to March 1994, when she was elected the Senior Vice President - General Merchandising Manager of United Retail Incorporated.

            Carrie Cline-Tunick, age 36, has been the Vice President - Product Design and Development of United Retail Incorporated since April 1996. Previously, she was the Design Director of Norton McNaughton, Inc., a garment manufacturer, from April 1996 to before 1992.

            Julie L. Daly, age 42, has been the Vice President - Strategic Planning of United Retail Incorporated since December 1996. Previously, she was the Vice President - Planning and Distribution of United Retail Incorporated since prior to 1992.

            Kent Frauenberger, age 50, has been the Vice President - Logistics of United Retail Logistics Operations Incorporated since May l993. Previously, he was Manager of Business Development of Exel Logistics Inc., a logistics firm, since before 1992.

            Jon Grossman, age 39, has been the Vice President - Finance of the Company since May 1992. Previously, he served the Company as its Director of Financial Reporting.

            Sharon Harp, age 52, has been the Vice President - Planning and Distribution of United Retail Incorporated since December 1996. She was the Senior Vice President - Planning and Distribution of Petrie Retail Corp. between November 1996 and November 1994 and was the Vice President - Planning and Distribution of a division of The Limited between October 1994 and prior to 1992. Petrie Retail Corp. filed as debtor-in-possession under the United States Bankruptcy Code.

            Alan R. Jones, age 49, has been the Vice President - Real Estate of United Retail Incorporated since November 1994. Previously, he was Vice President - Real Estate of Payless Shoesource, a division of May Department Stores, Inc., since before 1992.

            Charles E. Naff, age 53, has been the Vice President - Sales of United Retail Incorporated since August 1996 and was the Director of Stores of United Retail Incorporated from March 1994 to November 1993. He was the Vice President - Store Operations of Leejay Bed and Bath, a retail chain, between August 1996 and March 1994 and was the Senior Vice President - Operations of The Children's Place, a retail chain, from November 1993 to before 1992.

            Bradley Orloff, age 39, has been the Vice President - Marketing of United Retail Incorporated since before 1992.

            Robert Portante, age 45, has been the Vice President - MIS of United Retail Incorporated since November 1994. Previously, he was Vice President - MIS of Brooks Fashion Stores, Inc. ("Brooks"), a retail store chain, since before 1992. Brooks filed as debtor in possession under the United States Bankruptcy Code.

            Fredric E. Stern, age 48, has been the Vice President - Controller of United Retail Incorporated since before 1992.

            The term of office of these executive officers will expire at the 1997 annual meeting of stockholders, scheduled to be held in May 1997.

            The section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

            The sections captioned "Executive Compensation" and "Report of Compensation Committee" in the 1997 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

            The section captioned "Security Ownership of Principal Stockholders and Management" in the 1997 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

            The section captioned "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            Not applicable.

The following exhibits are filed herewith:

      Number             Description
      ------             -----------

      10.1 Amendment No. 9, dated January 31, 1997, to Letter of Credit Agreement among the Corporation, its subsidiaries and The Chase Manhattan Bank ("Chase")

      10.2 Amendment No. 8, dated January 31, 1997 to Credit Agreement among the Corporation, its subsidiaries and Chase

      10.3 Financial Statements of Retirement Savings Plan for year ended December 31, 1996

      13 Sections of 1996 Annual Report to Stockholders (including opinion of Independent Public Accountants) that are incorporated by reference in response to the items of the Annual Report on Form 10-K

      23.1               Consent of Independent Public Accountants for the
                         Corporation

      23.2               Consent of Independent Public Accountants for
                         Retirement Savings Plan

      27                 Financial Data Schedule

The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

      Number in Filing   Description
      ----------------   -----------
      10.1*              Restated Supplemental Retirement Savings Plan

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 3, 1996 are incorporated herein by reference:

      Number in Filing   Description
      ----------------   -----------
      10.1               Amendment No. 8, dated August 22, 1996, to Letter of
                         Credit Agreement among the Corporation, its subsidiaries and Chase

      10.2 Amendment No. 7, dated August 22, 1996, to Credit Agreement among the Corporation, its subsidiaries and Chase

      10.3 Letter, dated August 23, 1996, with respect to Credit Agreement between the Corporation and Citibank (South Dakota) N.A. ("Citibank")

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 1996 are incorporated herein by reference:

      Number in Filing   Description
      ----------------   -----------
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

      Number in Filing   Description
      ----------------   -----------
      10.3               Amendment, dated December 6, 1993, to Credit Agreement
                         between the Corporation and Citibank

      10.4 Term Sheet Agreement, dated as of May 4, 1993, with respect to Amended and Restated Gloria Vanderbilt Hosiery Sublicense Agreement

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1993 are incorporated herein by reference.

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

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended July 31, 1993 are incorporated herein by reference.

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

The following exhibits to the Corporation's Current Report on Form 8-K, dated January 6, 1993, are incorporated herein by reference:

      Number in Filing   Description
      ----------------   -----------

      4.2 Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders

      10.1 Amendment No. 1, dated March 17, 1992, to Letter of Credit Agreement between the Corporation, its subsidiaries and Chase

      10.2 Amendment No. 2, dated May 4, 1992, to Letter of Credit Agreement between the Corporation, its subsidiaries and Chase

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

      10.25* Restated Employment Agreement, dated November 1, 1991, between the Corporation and George R. Remeta

      10.29*             Restated 1989 Management Stock Option Plan, dated
                         November 1, 1991

      10.30* Performance Option Agreement, dated July 17, 1989, between the Corporation, then known as Lernmark, Inc., and Raphael Benaroya and First Amendment thereto dated November 1, 1991

      10.31* Performance Option Agreement, dated July 17, 1989, between the Corporation and George R. Remeta and First Amendment thereto dated November 1, 1991

      10.32* Second Amendment, dated November 1, 1991, to Performance Option Agreements with Raphael Benaroya and George R. Remeta

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

      10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and ALGLP

      10.39 First Refusal Agreement, dated as of August 31, 1989, between the Corporation and ALGLP

      10.40 Credit Agreement, dated as of February 24, 1992, among the Corporation, its subsidiaries and Chase

      10.41 Letter of Credit Agreement, dated as of February 24, 1992, among the Corporation, its subsidiaries and Chase

The following exhibit to the Restated Schedule 13D, dated February 5, 1997, of Raphael Benaroya with respect to shares of Common Stock of the Corporation is incorporated herein by reference:

      Number in Filing   Description
      ----------------   -----------
      99.10              Amendment No. 2, dated February 1, 1997, to Restated
                         Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders

-------------------------

      *A compensatory plan for the benefit of the Corporation's management or a management contract.

-------------

      (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended February 1, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                UNITED RETAIL GROUP, INC.
            ----------------------------------------------------------

               By: /S/ RAPHAEL BENAROYA
                  ----------------------------------------------------
                       Raphael Benaroya, Chairman of the Board,
                       President and Chief Executive Officer

Date: April 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----

/S/ RAPHAEL BENAROYA
-------------------------
Raphael Benaroya              Chairman of the Board,             April 21, 1997
Principal Executive Officer   President, Chief Executive
                              Officer and Director

/S/ GEORGE R. REMETA
-------------------------
George R. Remeta              Vice Chairman,                     April 21, 1997
Principal Financial Officer   Chief Financial Officer,
                              Secretary and Director

/S/ JON GROSSMAN
-------------------------
Jon Grossman                  Vice President - Finance           April 21, 1997
Principal Accounting Officer

/S/ JOSEPH A. ALUTTO
-------------------------
Joseph A. Alutto              Director                           April 21, 1997

/S/ RUSSELL BERRIE
-------------------------
Russell Berrie                Director                           April 21, 1997

/S/ JOSEPH CIECHANOVER
-------------------------
Joseph Ciechanover            Director                           April 21, 1997

/S/ ILAN KAUFTHAL
-------------------------
Ilan Kaufthal                 Director                           April 21, 1997

/S/ VINCENT LANGONE
-------------------------
Vincent Langone               Director                           April 21, 1997

/S/ CHRISTINA A. MOHR
-------------------------
Christina A. Mohr             Director                           April 21, 1997

/S/ RICHARD W. RUBENSTEIN
-------------------------
Richard W. Rubenstein         Director                           April 21, 1997

UNITED RETAIL GROUP, INC. EXHIBIT INDEX

The following exhibits are filed herewith:

      Number             Description
      ------             -----------

      10.1 Amendment No. 9, dated January 31, 1997, to Letter of Credit Agreement among the Corporation, its subsidiaries and The Chase Manhattan Bank ("Chase")

      10.2 Amendment No. 8, dated January 31, 1997 to Credit Agreement among the Corporation, its subsidiaries and Chase

      10.3 Financial Statements of Retirement Savings Plan for year ended December 31, 1996

      13 Sections of 1996 Annual Report to Stockholders (including opinion of Independent Public Accountants) that are incorporated by reference in response to the items of the Annual Report on Form 10-K

      23.1               Consent of Independent Public Accountants for the
                         Corporation

      23.2               Consent of Independent Public Accountants for
                         Retirement Savings Plan

      27                 Financial Data Schedule

The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

      Number in Filing   Description
      ----------------   -----------

      10.1*              Restated Supplemental Retirement Savings Plan

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 3, 1996 are incorporated herein by reference:

      Number in Filing   Description
      ----------------   -----------

      10.1 Amendment No. 8, dated August 22, 1996, to Letter of Credit Agreement among the Corporation, its subsidiaries and Chase

      10.2 Amendment No. 7, dated August 22, 1996, to Credit Agreement among the Corporation, its subsidiaries and Chase

      10.3 Letter, dated August 23, 1996, with respect to Credit Agreement between the Corporation and Citibank (South Dakota) N.A. ("Citibank")

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 1996 are incorporated herein by reference:

      Number in Filing   Description
      ----------------   -----------

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

      Number in Filing   Description
      ----------------   -----------

      10.3 Amendment, dated December 6, 1993, to Credit Agreement between the Corporation and Citibank

      10.4 Term Sheet Agreement, dated as of May 4, 1993, with respect to Amended and Restated Gloria Vanderbilt Hosiery Sublicense Agreement

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1993 are incorporated herein by reference.

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

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended July 31, 1993 are incorporated herein by reference.

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

      10.25* Restated Employment Agreement, dated November 1, 1991, between the Corporation and George R. Remeta

      10.29*             Restated 1989 Management Stock Option Plan, dated
                         November 1, 1991

      10.30* Performance Option Agreement, dated July 17, 1989, between the Corporation, then known as Lernmark, Inc., and Raphael Benaroya and First Amendment thereto dated November 1, 1991

      10.31* Performance Option Agreement, dated July 17, 1989, between the Corporation and George R. Remeta and First Amendment thereto dated November 1, 1991

      10.32* Second Amendment, dated November 1, 1991, to Performance Option Agreements with Raphael Benaroya and George R. Remeta

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

      10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and ALGLP

      10.39 First Refusal Agreement, dated as of August 31, 1989, between the Corporation and ALGLP

      10.40 Credit Agreement, dated as of February 24, 1992, among the Corporation, its subsidiaries and Chase

      10.41 Letter of Credit Agreement, dated as of February 24, 1992, among the Corporation, its subsidiaries and Chase

The following exhibit to the Restated Schedule 13D, dated February 5, 1997, of Raphael Benaroya with respect to shares of Common Stock of the Corporation is incorporated herein by reference:

Number in Filing Description

      99.10 Amendment No. 2, dated February 1, 1997, to Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders


-------------------------

*A compensatory plan for the benefit of the Corporation's management or a management contract.