Form 10-Q
period 1997-05-03
UNITED RETAIL GROUP INC/DE
filed 1997-06-16
CIK 881905

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the  quarterly period ended May 3, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

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

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

      As of May 3, 1997, 12,190,375 shares of the registrant's common stock, $.001 par value per share, were outstanding.

ITEM 1. FINANCIAL STATEMENTS


                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                           MAY 3,        FEBRUARY 1,      MAY 4,
                                                            1997            1997           1996
                                                        -----------      -----------   -----------
                                                        (UNAUDITED)                    (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                              $ 11,997        $ 18,264        $ 12,870
   Income taxes receivable                                     231             229           2,000
   Accounts receivable                                       1,627           1,297           1,898
   Inventory                                                46,638          40,778          47,191
   Prepaid rents                                             4,438           4,485           4,583
   Other prepaid expenses                                    2,720           2,656           2,681
                                                          --------        --------        --------
      Total current assets                                  67,651          67,709          71,223

Property and equipment, net                                 53,088          54,892          60,004
Deferred charges and other intangible assets,
  net of accumulated amortization of $1,522, $1,490
  and $1,318                                                 6,971           7,031           7,053
Deferred income taxes                                           --              --             839
Other assets                                                   711             715           1,146
                                                          --------        --------        --------
    Total assets                                          $128,421        $130,347        $140,265
                                                          ========        ========        ========

                                   LIABILITIES
Current liabilities:
  Current portion of distribution center financing        $    992        $    978        $    918
  Accounts payable, trade                                   16,474          16,543          17,901
  Accrued expenses                                          13,335          13,247          14,303
                                                          --------        --------        --------
    Total current liabilities                               30,801          30,768          33,122


Distribution center financing                               11,104          11,355          12,097
Other long-term liabilities                                  7,892           8,011           9,313
                                                          --------        --------        --------
    Total liabilities                                       49,797          50,134          54,532
                                                          --------        --------        --------

                              STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; authorized
   1,000,000; none issued
Common stock, $.001 par value; authorized
   30,000,000; issued 12,680,375; outstanding
   12,190,375                                                   13              13              13
Additional paid-in capital                                  78,259          78,259          78,242
Retained earnings                                              934           2,523           8,060
Treasury stock (490,000 shares) at cost                       (582)           (582)           (582)
                                                          --------        --------        --------
    Total stockholders' equity                              78,624          80,213          85,733
                                                          --------        --------        --------
    Total liabilities and stockholders' equity            $128,421        $130,347        $140,265
                                                          ========        ========        ========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                THIRTEEN WEEKS ENDED
                                           ------------------------------
                                              MAY 3,             MAY 4,
                                               1997               1996
                                           -----------        -----------
Net sales                                  $    87,022        $    88,873

Cost of goods sold, including
  buying and occupancy costs                    68,815             70,172
                                           -----------        -----------

   Gross profit                                 18,207             18,701

General, administrative and
  store operating expenses                      19,680             19,418
                                           -----------        -----------

   Operating loss                               (1,473)              (717)

Interest expense, net                              102                245
                                           -----------        -----------

Loss before income taxes                        (1,575)              (962)

Provision (benefit) for income taxes                14               (352)
                                           -----------        -----------

   Net loss                                $    (1,589)       $      (610)
                                           ===========        ===========

Net loss per
  common share                             $     (0.13)       $     (0.05)
                                           ===========        ===========


Weighted average number of
  common and common equivalent
   shares outstanding                       12,190,375         12,190,375


The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                   THIRTEEN WEEKS ENDED
                                                                  -----------------------
                                                                   MAY 3,         MAY 4,
                                                                    1997           1996
                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(1,589)       $  (610)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization of property and equipment         2,325          2,534
    Amortization of deferred charges and other
      intangible assets                                                59             53
    Loss on disposal of assets                                         50             44
    Compensation expense                                               --             60
    Benefit from deferred income taxes                                 --            (28)
    Deferred lease assumption revenue amortization                   (129)          (138)
Changes in operating assets and liabilities:
    Accounts receivable                                              (330)          (128)
    Income taxes receivable                                            (2)           719
    Inventory                                                      (5,860)        (6,790)
    Accounts payable and accrued expenses                             (29)         2,493
    Prepaid expenses                                                  (17)           145
    Other assets and liabilities                                       16           (136)
                                                                  -------        -------
Net Cash Used in Operating Activities                              (5,506)        (1,782)
                                                                  -------        -------

INVESTING ACTIVITIES:
    Capital expenditures                                             (571)        (1,845)
    Deferred payment for property and equipment                        47           (324)
                                                                  -------        -------

Net Cash Used for Investing Activities                               (524)        (2,169)
                                                                  -------        -------

FINANCING ACTIVITIES:
    Repayments of long-term debt                                     (237)          (219)
                                                                  -------        -------

Net Cash Used in Financing Activities                                (237)          (219)
                                                                  -------        -------

Net decrease in cash and cash equivalents                          (6,267)        (4,170)
Cash and cash equivalents, beginning of period                     18,264         17,040
                                                                  -------        -------
Cash and cash equivalents, end of period                          $11,997        $12,870
                                                                  =======        =======


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

     The consolidated financial statements as of and for the thirteen weeks ended May 3, 1997 and May 4, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.


2. NET (LOSS) INCOME PER SHARE

     Net loss per common share excludes common equivalent shares (stock options), because their effect is anti-dilutive. Net income per common share, in each fiscal quarter in which income is realized, is computed using the weighted average number of common and common equivalent shares (stock options) outstanding during the quarter.

     In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 will require the Company to replace the current presentation of "primary" per share data with "basic" and "diluted" per share data. Currently, outstanding common stock equivalents are antidilutive and therefore management estimates that the future adoption of SFAS 128 currently will not have a material impact on the Company's per share data. SFAS 128 will be adopted by the Company for periods ending after December 15, 1997.


3. FINANCING ARRANGEMENTS

     The Company and The Chase Manhattan Bank ("Chase") are parties to agreements providing two credit facilities, the term of which expires in February 1999. The first facility provides for the issuance by Chase of trade letters of credit for the account of the Company in an aggregate amount at any time of up to $25.0 million, of which $23.5 million was utilized at May 3, 1997.

The second facility provides for revolving credit loans totaling a maximum of $15.0 million, of which up to $10.0 million would be available for standby letters of credit for general corporate purposes. As of May 3, 1997, the Company has not drawn upon its revolving credit facility except to issue standby letters of credit totaling $4.0 million as collateral for obligations under casualty insurance policies.

     The Company is obligated to maintain several financial covenants, including a current ratio and a fixed charges ratio, and has restrictions on paying dividends, as well as a limitation on aggregate capital expenditures.

The Company has pledged to Chase as collateral the shares of common and preferred stock of its subsidiaries.


4. INCOME TAXES

     The provision (benefit) for income taxes consists of (dollars in thousands):


                       Thirteen Weeks Ended
                       --------------------
                        May 3,      May 4,
                         1997        1996
                        ------      -----
Currently payable:
     Federal             $--        $(242)
     State                14          (82)
                         ---        -----
                          14         (324)
                         ---        -----
Deferred:
     Federal              --          (23)
     State                --           (5)
                         ---        -----
                          --          (28)
                         ---        -----
                         $14        $(352)
                         ===        =====

     Reconciliation of the provision (benefit) for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows:

                                               Thirteen Weeks Ended
                                 -----------------------------------------------
                                     May 3, 1997                   May 4, 1996
                                 -------------------         -------------------
Tax at Federal rate (34%)        $(536)        (34.0)%       $(327)        (34.0)%
State income taxes, net of         (36)         (2.2)%         (58)         (6.0)%
 federal benefit
Goodwill amortization               18           1.1%           18           1.8%
Other                                4            .2%           15           1.6%
Valuation Allowance                564          35.8%            0           0.0%
                                 -----         -----         -----         -----
                                 $  14           0.9%        $(352)        (36.6)%
                                 =====         =====         =====         =====

     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset are as follows:

      Assets:
            Inventory                          $  245
            Accruals and reserves               1,189
            Compensation                        1,569
            NOL and credit carryforwards        2,440
                                               ------
                                                5,443
                                               ------
      Liabilities:
            Depreciation                        1,750
            Prepaid rent                        1,299
                                               ------
                                                3,049
                                               ------
            Valuation allowance                 2,394
                                               ------
            Net deferred tax asset             $    0
                                               ======

     Future realization of the tax benefits attributable to these existing deductible temporary differences ultimately depends on the existence of sufficient taxable income within the carryforward period available under the tax law at the time of the tax deduction. Because it is more likely than not that the net deferred tax asset will not be realized, a valuation allowance has been recorded. As of May 3, 1997, the compensation related deferred tax asset will be fully realizable upon the exercise of all of the outstanding options only if (i) the market price of the stock equals or exceeds $3.125 per share upon exercise,
(ii) the compensation expense deduction is not limited by future enacted tax laws and (iii) there is sufficient taxable income within the carry-forward period available. The underlying options of the compensation related deferred tax asset are exercisable through December 31, 1999.

     At May 3, 1997, the Company has pre-acquisition net operating loss carryforwards, aggregating approximately $0.5 million, available to reduce future taxable income in certain states, expiring through 2004.


5. SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash flow from operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                 Thirteen Weeks Ended
                                 --------------------
                                  May 3,      May 4,
                                  1997         1996
                                 -------      -------
Cash interest:

Interest expense, net per
statements of operations          $102        $   245

Less: Non-cash
interest expense                   (15)           (14)
                                  ----        -------
Net cash interest expense,
 including interest
 income of $177 and $196          $ 87        $   231
                                  ====        =======
Net income tax
payments (refunds)                $ 16        $(1,043)
                                  ====        =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

FIRST QUARTER FISCAL 1997 VERSUS FIRST QUARTER FISCAL 1996

      Net sales for the first quarter of Fiscal 1997 decreased 2.1% from the first quarter of Fiscal 1996, to $87.0 million from $88.9 million, principally from a decrease in average price rather than in sales volume. Average stores open decreased from 580 to 567; see, "Properties," regarding the Company's real estate plan. Comparable store sales for the first quarter of Fiscal 1997 declined 0.4%. (In May 1997, net sales decreased 9% from May 1996, to $30.6 million from $33.5 million; comparable store sales for May 1997 declined 6%.) There is no assurance that net sales and comparable store sales will not continue to decrease.

      Gross profits decreased by $0.5 million to $18.2 million in the first quarter of Fiscal 1997 from $18.7 million in the first quarter of Fiscal 1996, decreasing as a percentage of net sales to 20.9% from 21.0%. The decrease in gross profits as a percentage of net sales was primarily attributable to a decrease in the merchandise margin rate partially offset by a decrease in landlord charges. There is no assurance that gross profits will not continue to decrease.

      The women's apparel industry is subject to rapidly changing consumer fashion preferences. The Company's performance depends on the operational flexibility to respond to such changes quickly. See, "A Single Merchandise Assortment in Mid-Spring 1996." The industry has also been subject to shifting shopping patterns, both within the Company's sector (the specialty store sector) and in other channels of distribution, such as department stores, catalogues and electronic media. The Company also believes that consumer pressure to reduce prices throughout the women's apparel industry has become a permanent influence on the retail marketplace. Finally, in the second quarter of Fiscal 1996 the Company replaced its older proprietary brands of clothing with its new AVENUE [by design] brand. (Substantially all clothing carried a proprietary brand.) The transition from the older proprietary brands of clothing may have had an adverse effect on sales and merchandise margin rates in the first quarter of Fiscal 1997.

      General, administrative and store operating expenses were $19.7 million in the first quarter of Fiscal 1997, compared to $19.4 million in the comparable quarter of the previous year. As a percentage of net sales, general, administrative and store operating expenses increased to 22.6% from 21.8%, principally from higher store payroll costs as a percentage of net sales.

      During the first quarter of Fiscal 1997, the Company incurred an operating loss of $1.5 million compared to an operating loss of $0.7 million in the comparable quarter of the previous year. The operating loss in the first quarter of Fiscal 1997 was 1.7% of net sales. There is no assurance that operating losses will not continue to increase.

      Net interest expense was $0.1 million in the first quarter of Fiscal 1997 and $0.2 million in the comparable quarter of the previous year.

      The Company had a provision for income taxes of $14,000 in the first quarter of Fiscal 1997. The Company had an income tax benefit of $0.4 million in the comparable quarter of the previous year. A benefit was not recorded in Fiscal 1997 due to the uncertainty regarding realization of such tax benefits.

      During the first quarter of Fiscal 1997, the Company incurred a net loss of $1.6 million compared to a net loss of $0.6 million in the comparable quarter of the previous year. There is no assurance that net losses will not continue to increase.

A SINGLE MERCHANDISE ASSORTMENT COMMENCING IN MID-SPRING 1996

      The Company's merchandising had a divisional structure at the beginning of Fiscal 1996, with one team of merchants providing inventory for stores located principally in malls and a separate team of merchants providing different inventory for stores concentrated in strip shopping centers. In order to improve its merchandise assortments, the Company changed from a divisional merchandising methodology to one in which a single team provides the same inventory for all the Company's stores. The separate teams of merchants for mall stores and strip shopping center stores were unified in the third quarter of Fiscal 1995. The first unified merchandise assortment arrived in Mid-Spring 1996.

      A new function, product development, was established in April 1996, when the Company recruited an experienced executive to handle the development of fashion content and design for merchandise assortments arriving in Fiscal 1997 and thereafter.

      The Company believes Fiscal 1997 will be a period of transition for the unified team of merchants and the new product development team. There is no assurance that the new merchandising structure will increase sales and improve merchandise margin rates.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash on hand decreased to $12.0 million at May 3, 1997 from $12.9 million at May 4, 1996 and $18.3 million at February 1, 1997. The income taxes receivable was $0.2 million at May 3, 1997, $2.0 million at May 4, 1996 and $0.2 million at February 1, 1997.

      Inventory was $46.6 million at May 3, 1997, $47.2 million at May 4, 1996 and $40.8 million at February 1, 1997. The Company's inventory levels peak in early May and December. During Fiscal 1996, the highest inventory level was $50.6 million. Import purchases are made in U.S. dollars and are generally financed by trade letters of credit. Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor. Import purchases constituted approximately 54% of total purchases in the first quarter of Fiscal 1997 and approximately 47% of total purchases in the first quarter of Fiscal 1996.

      The Company has agreements with The Chase Manhattan Bank ("Chase") providing two credit facilities until February 1999. The first facility provides for the issuance by Chase of trade letters of credit for the account of the Company in an aggregate amount at any time of up to $25.0 million, of which $23.5 million was utilized at May 3, 1997. The second facility provides for revolving credit loans totaling a maximum of $15.0 million, of which up to $10.0 million would be available for standby letters of credit for general corporate purposes. The credit facilities are secured by a pledge of the stock of the Company's subsidiaries and the Company's investments in cash equivalents. Also, merchandise purchased under trade letters of credit is subject to a security interest pursuant to the Letter of Credit Agreement. Finally, the Company is required to maintain most of its deposit account balances at Chase, where the deposits are subject to a right of offset by Chase. Loans under the revolving credit facility will bear interest, at the option of the Company, at either (i) the higher of the Federal Funds Rate plus 0.5% or the prime commercial lending rate of Chase, or (ii) the London Interbank Offered Rate plus 1.5%. The Company has not drawn upon its revolving credit facility except to issue standby letters of credit totaling $4.0 million at May 3, 1997 as collateral for obligations in the ordinary course of business under casualty insurance policies.

      The agreements for the credit facilities contain a number of financial covenants, including (i) tangible net worth to equal at least $70.0 million plus, for each fiscal year ending after February 3, 1996, for which net income shall be positive, an amount equal to 50% of net income, minus any write-down or valuation allowance with respect to the deferred tax asset relating to Performance Options, and (ii) capital expenditures not to exceed $6.5 million in Fiscal 1997 and thereafter $10.0 million per annum, plus during the period after Fiscal 1996 (y) $10 million plus (z) if adjusted cash flow (as defined in the agreements) after February 1, 1997 is positive, 75% of adjusted cash flow for the period. The agreements also require: (i) the ratio of total debt (excluding accrued and payable expenses incurred in the ordinary course of business) to tangible net worth not be .45 to 1.0 or more, (ii) the fixed charges ratio (as defined in the agreements) not be less than 1.0 to 1.0, except from May 1, 1997 to July 5, 1997, when it shall not be less than .95 to 1.0, (iii) the ratio of current assets to current liabilities not be less than
1.25 to 1.0, (iv) cash flow (as defined and calculated in the agreements) not be less than minimum amounts specified in the agreements, and (v) liquidity, defined as the sum of cash plus cash equivalents plus the unused commitment under the revolving credit facility, not be less than:

                 Month Ended                       Amount
                 -----------                       ------
                  07/05/97                      $26.7 million
                  08/02/97                      $25.5 million
                  08/30/97                      $21.8 million
                  09/27/97                      $21.2 million
                  11/01/97                      $15.6 million
                  11/29/97                      $13.8 million
                  01/03/98                      $31.5 million
                  01/31/98                      $26.6 million


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

      The Company believes that credit facilities and cash flows from operating activities will be available to meet anticipated working capital needs, including seasonal financing needs, for the next 12 months. The preceding sentence constitutes forward-looking information under the 1995 Private Securities Litigation Reform Act (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results." There is no assurance that the Company will continue to comply with the covenants under the agreements for its credit facilities if net losses continue to increase.

      The accounts receivable from the Company's proprietary credit cards are purchased daily by Citibank (South Dakota), N.A. ("Citibank") at a discount that is adjusted annually. There is no assurance that annual adjustments in the discount rate will not increase materially the cost of the Company's proprietary credit card programs.

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

PROPERTIES

      The Company leased 563 retail stores at May 3, 1997, of which 308 stores were located in strip shopping centers, 226 stores were located in malls and 29 were located in downtown shopping districts. The Company's retail square footage was 2.2 million square feet at May 3, 1997 and 2.3 million square feet at May 4, 1996. The Company presently plans to reduce retail square footage by approximately 100,000 additional square feet during the remainder of Fiscal 1997. The Company will decrease the retail square footage gradually by letting underperforming leases expire. The Company plans to open new mall stores only in exceptional circumstances. The Company intends to pay the costs of new store openings from net cash provided by operating activities. The preceding sentences of this paragraph constitute forward-looking information under the Reform Act and are subject to the uncertainties and other risk factors referred to under the caption "Future Results".

      New stores and newly remodeled stores will use The Avenue(R) trade name.

TAX MATTERS

      The Company's federal income tax returns for Fiscal 1994 and Fiscal 1995 are being audited by the Internal Revenue Service.

COMPUTER SYSTEMS

      The Company will modify its computer software programs to accommodate dates after 1999. The cost of modifications is expected to be less than $1.0 million in the remainder of Fiscal 1997.

SEASONALITY

      The Company's business is usually seasonal. From Fiscal 1991 through Fiscal 1995, the first half of each year provided a greater portion of the Company's annual operating income. In Fiscal 1996, however, the operating loss in the first half exceeded the operating loss in the second half.

INFLATION AND CHANGING PRICES

      Inflation has not had a significant effect on the Company's operations.

FUTURE RESULTS

      Future results could differ materially from those currently anticipated by the Company due to possible (i) miscalculation of fashion trends, (ii) shifting shopping patterns, both within the specialty store sector and in other channels of distribution, (iii) extreme or unseasonable weather conditions, (iv) economic downturns, weakness in overall consumer demand, and variations in the demand for women's fashion apparel, (v) imposition by vendors, or their third-party factors, of more onerous payment terms for domestic merchandise purchases, (vi) acceleration in the rate of business failures and inventory liquidations in the specialty store sector of the women's apparel industry, and (vii) disruptions in the sourcing of merchandise abroad, including (a) China's assumption of control of Hong Kong later this year, (b) China's claims to sovereignty over Taiwan, (c) North Korea's claims to sovereignty over South Korea, (d) exchange rate fluctuations, (e) political instability, (f) trade sanctions or restrictions,
(g) changes in quota and duty regulations, (h) delays in shipping or (i) increased costs of transportation.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

      The following options to purchase shares of the Company's common stock were issued without registration under the Securities Act of 1933 pursuant to the Company's 1996 Stock Option Plan:

                                             Number of
       Date of Grant     Class of Grantee    Underlying Shares      Exercise Price
       -------------     ----------------    -----------------      --------------
       5/27/97           Directors             15,000               $3.250
       5/27/97           Officers              10,000               $3.250
       5/27/97           Employees             25,500               $3.250
       2/27/97           Officers              25,000               $3.125
       2/27/97           Employees             47,000               $3.125
       12/2/96           Officer               25,000               $3.000
       8/22/96           Officer               20,000               $3.000
                                              -------
       Total:                                 167,500
                                              =======

      The grantees are officers and directors of United Retail Group, Inc. and officers and employees of its subsidiaries.

      Options become exercisable in five equal annual installments commencing one year after the date of grant.

      The above grants were exempt from the registration provisions of the Securities Act under Section 4(2) thereof because all the grantees are members of the Company's management. Nevertheless, the Company intends to file a registration statement with respect to its 1996 Stock Option Plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a)  The fifth Annual Meeting of Stockholders was held on May 27,
1997.

      (c) The fifth Annual Meeting of Stockholders elected directors for terms ending at the sixth Annual Meeting of Stockholders, as follows:

      Name                        For               Withhold Authority to Vote
      ----                        ---               --------------------------
      Joseph A. Alutto            9,603,345          38,600
      Raphael Benaroya            9,603,345          38,600
      Russell Berrie              9,389,438         252,507
      Joseph Ciechanover          9,603,145          38,800
      Ilan Kaufthal               9,603,345          38,600
      Vincent Langone             9,603,345          38,600
      Christina A. Mohr           9,603,345          38,600
      George R. Remeta            9,603,345          38,600
      Richard W. Rubenstein       9,603,345          38,600

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      The following exhibits are filed herewith:

       Number                       Description

       10.1 Amendment No. 10, dated May 30, 1997, to Letter of Credit Agreement among the Corporation, its subsidiaries and The Chase Manhattan Bank ("Chase")

       10.2 Amendment No. 9, dated May 30, 1997, to Credit Agreement among the Corporation, its subsidiaries and Chase

       27                           Financial Data Schedule


      The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 1, 1997 are incorporated herein by reference:

       Number in Filing             Description

       10.1 Amendment No. 9, dated January 31, 1997, to Letter of Credit Agreement among the Corporation, its subsidiaries and Chase

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

      (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended May 3, 1997

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

              By:   /s/ JON GROSSMAN
                    ------------------------------------------------------
                    Jon Grossman, Vice President  - Finance and Chief
                                  Accounting Officer

Date:               June 16, 1997

                                  EXHIBIT INDEX

      The following exhibits are filed herewith:

       Number                       Description

       10.1 Amendment No. 10, dated May 30, 1997, to Letter of Credit Agreement among the Corporation, its subsidiaries and The Chase Manhattan Bank ("Chase")

       10.2 Amendment No. 9, dated May 30, 1997, to Credit Agreement among the Corporation, its subsidiaries and Chase

       27                           Financial Data Schedule

      The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 1, 1997 are incorporated herein by reference:

       Number in Filing             Description

       10.1 Amendment No. 9, dated January 31, 1997, to Letter of Credit Agreement among the Corporation, its subsidiaries and Chase

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

       10.39 First Refusal Agreement, dated as of August 31, 1989, between the Corporation and ALGLP

       10.40 Credit Agreement, dated as of February 24, 1992, among the Corporation, its subsidiaries and Chase

       10.41 Letter of Credit Agreement, dated as of February 24, 1992, among the Corporation, its subsidiaries and Chase

The following exhibit to the Restated Schedule 13D, dated February 5, 1997, of Raphael Benaroya with respect to shares of Common Stock of the Corporation is incorporated herein by reference:

       Number in Filing             Description

       99.10 Amendment No. 2, dated February 1, 1997, to Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders

-------------------
       *A compensatory plan for the benefit of the Corporation's management or a management contract.