Form 10-Q
period 1997-08-02
UNITED RETAIL GROUP INC/DE
filed 1997-09-15
CIK 881905

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  quarterly period ended August 2, 1997

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

YES   X     NO
   -------     --------


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

YES         NO
   -------     --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of August 2, 1997, 12,190,375 shares of the registrant's common stock, $.001 par value per share, were outstanding.

Item 1. FINANCIAL STATEMENTS  UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                               August 2,           February 1,            August 3,
                                                                 1997                 1997                  1996
                                                            ------------          ------------          ------------
                                  ASSETS                     (Unaudited)                                (Unaudited)
Current assets:
   Cash and cash equivalents                                $     19,806          $     18,264          $     17,773
   Income taxes receivable                                            --                   229                    --
   Accounts receivable                                             1,351                 1,297                 1,619
   Inventory                                                      38,655                40,778                39,527
   Prepaid rents                                                   4,351                 4,485                 4,513
   Other prepaid expenses                                          2,854                 2,656                 2,857
   Deferred income taxes                                              --                    --                   463
                                                            ------------          ------------          ------------
      Total current assets                                        67,017                67,709                66,752

Property and equipment, net                                       51,237                54,892                58,552
Deferred charges and other intangible assets,
  net of accumulated amortization of $1,609, $1,490
  and $1,373                                                       7,105                 7,031                 6,997
Deferred income taxes                                                 --                    --                   763
Other assets                                                         251                   715                 1,087
                                                            ------------          ------------          ------------
    Total assets                                            $    125,610          $    130,347          $    134,151
                                                            ============          ============          ============

                                   LIABILITIES
Current liabilities:
  Current portion of distribution center financing          $      1,012          $        978          $        936
  Accounts payable, trade                                         11,731                16,543                14,200
  Accrued expenses                                                15,605                13,247                14,414
                                                            ------------          ------------          ------------
    Total current liabilities                                     28,348                30,768                29,550

Distribution center financing                                     10,844                11,355                11,856
Other long-term liabilities                                        7,443                 8,011                 8,983
                                                            ------------          ------------          ------------
    Total liabilities                                             46,635                50,134                50,389
                                                            ------------          ------------          ------------

                              STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
   1,000,000; none issued
Common stock, $.001 par value; authorized                             13                    13                    13
   30,000,000; issued 12,680,375; outstanding
   12,190,375
Additional paid-in capital                                        78,259                78,259                78,259
Retained earnings                                                  1,285                 2,523                 6,072
Treasury stock (490,000 shares) at cost                             (582)                 (582)                 (582)
                                                            ------------          ------------          ------------
    Total stockholders' equity                                    78,975                80,213                83,762
                                                            ------------          ------------          ------------
    Total liabilities and stockholders' equity              $    125,610          $    130,347          $    134,151
                                                            ============          ============          ============


The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                    Thirteen Weeks Ended                     Twenty-Six Weeks Ended
                                             ---------------------------------          ----------------------------------

                                               August 2,            August 3,             August 2,             August 3,
                                                 1997                 1996                  1997                  1996
                                             ------------         ------------          ------------          ------------
Net sales                                    $     93,076         $     96,178          $    180,098          $    185,051

Cost of goods sold, including
  buying and occupancy costs                       72,728               78,664               141,543               148,836
                                             ------------         ------------          ------------          ------------

   Gross profit                                    20,348               17,514                38,555                36,215

General, administrative and
  store operating expenses                         19,800               20,480                39,480                39,898
                                             ------------         ------------          ------------          ------------

   Operating income (loss)                            548               (2,966)                 (925)               (3,683)

Interest (income) expense, net                         11                  (34)                  113                   211
                                             ------------         ------------          ------------          ------------

Income (loss) before income taxes                     537               (2,932)               (1,038)               (3,894)

Provision (benefit) for income taxes                  186                 (944)                  200                (1,296)
                                             ------------         ------------          ------------          ------------

   Net income (loss)                         $        351         $     (1,988)         $     (1,238)         $     (2,598)
                                             ============         ============          ============          ============

Net income (loss) per
  common share                               $       0.03         $     ( 0.16)         $     ( 0.10)         $     ( 0.21)
                                             ============         ============          ============          ============


Weighted average number of
  common and common equivalent
   shares outstanding                          12,613,537           12,190,375            12,190,375            12,190,375


The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                         Twenty-Six Weeks Ended
                                                                      ----------------------------
                                                                      August 2,          August 3,
                                                                        1997               1996
                                                                      ---------         ----------
Cash Flows From Operating Activities:
    Net loss                                                          $( 1,238)         $( 2,598)
Adjustments to reconcile net loss to net cash
  from operating activities:
    Depreciation and amortization of property and equipment              4,505             5,046
    Amortization of deferred charges and other
      intangible assets                                                    119               109
    Loss on disposal of assets                                             162               234
    Gain on sale of investments                                            (43)               --
    Compensation expense                                                    --                77
    Benefit from deferred income taxes                                      --              (415)
    Deferred lease assumption revenue amortization                        (259)             (272)
Changes in operating assets and liabilities:
    Accounts receivable                                                    (54)              151
    Income tax receivable                                                  229             2,719
    Inventory                                                            2,123               874
    Accounts payable and accrued expenses                               (2,598)             (790)
    Prepaid expenses                                                       (64)               39
    Other assets and liabilities                                          (501)             (277)
                                                                      --------          --------
Net Cash From Operating Activities                                       2,381             4,897
                                                                      --------          --------

Investing Activities:
    Capital expenditures                                                (1,012)           (3,097)
    Deferred payment for property and equipment                            144              (625)
    Proceeds from sale of investment                                       506              --
                                                                      --------          --------

Net Cash Used for Investing Activities                                    (362)           (3,722)
                                                                      --------          --------

Financing Activities:
    Repayments of long-term debt                                          (477)             (442)
                                                                      --------          --------

Net Cash Used for Financing Activities                                    (477)             (442)
                                                                      --------          --------

Net increase in cash and cash equivalents                                1,542               733
Cash and cash equivalents, beginning of period                          18,264            17,040
                                                                      --------          --------
Cash and cash equivalents, end of period                              $ 19,806          $ 17,773
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

            The consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 2, 1997 and August 3, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report and 1996 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

            Certain prior year balances have been reclassified to conform with the fiscal 1997 presentation.

2.      NET INCOME (LOSS) PER SHARE

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

            The Company and The Chase Manhattan Bank ("Chase") were parties to agreements providing two credit facilities. The first facility provided for the issuance by Chase of trade letters of credit for the account of the Company in an aggregate amount at any time of up to $25.0 million, of which $22.1 million was utilized at August 2, 1997. The second facility provided for revolving credit loans totaling a maximum of $15.0 million. As of August 2, 1997, the Company had not drawn upon its revolving credit facility except to issue standby letters of credit totaling $4.0 million as collateral for obligations under casualty insurance policies.

            See Subsequent Event (Note 7).


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


5.      INCOME TAXES

            The provision (benefit) for income taxes consists of (dollars in thousands):

                              Thirteen Weeks Ended             Twenty-Six Weeks Ended
                           --------------------------        ----------------------------
                           August 2,        August 3,        August 2,          August 3,
                             1997             1996             1997               1996
                           ---------        ---------        ---------          ---------
Currently payable:
            Federal         $   128          $  (672)         $   128          $  (914)
            State                58              115               72               33
                            -------          -------          -------          -------
                                186             (557)             200             (881)
                            -------          -------          -------          -------

Deferred:
            Federal               0             (317)               0             (340)
            State                 0              (70)               0              (75)
                            -------          -------          -------          -------
                                  0             (387)               0             (415)
                            -------          -------          -------          -------

                            $   186          $  (944)         $   200          $(1,296)
                            =======          =======          =======          =======



            Reconciliation of the provision (benefit) for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows:

                                                  Thirteen Weeks Ended
                                   -----------------------------------------------------
                                      August 2, 1997                  August 3, 1996
                                   ----------------------        -----------------------
Tax at Federal rate (34%)          $ 182           34.0%          $(997)         (34.0%)
State income taxes, net of            21            3.9%             30            1.0%
 federal benefit
Goodwill amortization                 18            3.3%             18            0.6%
Other                                  7            1.3%              5            0.2%
Change in valuation allowance        (42)          (7.9%)             0            0.0%
                                   -----           ----           -----           -----
                                   $ 186           34.6%          $(944)          (32.2%)
                                   =====           ====           =====           =====


                                                     Twenty-Six Weeks Ended
                                   ----------------------------------------------------------
                                      August 2, 1997                     August 3, 1996
                                   ----------------------          --------------------------
Tax at Federal rate (34%)          $  (353)          (34.0%)        $(1,324)          (34.0%)
State income taxes, net of             (15)          (1.4%)             (27)           (0.7%)
 federal benefit
Goodwill amortization                   35            3.4%               35             0.9%
Other                                   11            1.0%               20             0.5%
Change in valuation allowance          522           50.2%                0             0.0%
                                   -------          -----           -------           -----
                                   $   200           19.2%          $(1,296)          (33.3%)
                                   =======          =====           =======           =====

     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset are as follows:

Assets:
    Inventory                                  $   184
    Accruals and reserves                        1,152
    Compensation                                 1,716
    NOL and credit carryforwards                 2,817
                                               -------
                                                 5,869
Liabilities:
    Depreciation                                (1,859)
    Prepaid rent                                  (860)
    Valuation allowance                         (3,150)
                                               -------
                                                (5,869)

Net deferred tax asset                         $     0
                                               =======



            Future realization of the tax benefits attributable to these existing deductible temporary differences ultimately depends on the existence of sufficient taxable income within the carryback and/or carryforward period available under the tax law at the time of the tax deduction. As of August 2, 1997, the compensation related deferred tax asset will be fully realizable upon the exercise of all of the outstanding options only if (i) the market price of the stock equals or exceeds $3.125 per share upon exercise and (ii) the compensation expense deduction is not limited by future enacted tax laws. The underlying options of the compensation related deferred tax asset are exercisable through December 31, 1999.

         At August 2, 1997, the Company has pre-acquisition net operating loss carryforwards, aggregating approximately $0.5 million, available to reduce future taxable income in certain states, expiring through 2004.


6.      SUPPLEMENTAL CASH FLOW INFORMATION

            Net cash flow from operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                       Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                    ---------------------------       ---------------------------
                                     August 2,       August 3,         August 2,         August 3,
                                       1997            1996              1997               1996
                                    ------------    -----------       -----------       ---------
Cash interest:

Interest expense
(income), net per
statements of income                  $    11          $   (34)         $   113          $   211

Less: Non-cash
interest income (expense)                  (3)              34              (13)              20
                                      -------          -------          -------          -------

Net cash interest,
including interest income
of $260, $299,
$437 and $495                         $     8          $     0          $   100          $   231
                                      =======          =======          =======          =======

Income tax payments (refunds)         $    54          $(2,995)         $    70          $(4,038)
                                      =======          =======          =======          =======

7.      SUBSEQUENT EVENT

         The Company and United Retail Incorporated, its subsidiary, (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, with The CIT Group/Business Credit, Inc.(the "Financing Agreement"). The Financing Agreement provides a revolving line of credit for a term of three years in the aggregate amount of $40 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

         The Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any financial covenants.

         In the event a loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the prime rate or at two percent plus the LIBOR rate on a per annum basis, at the borrower's option.

         The line of credit is secured by a security interest in inventory and proceeds and by the balance on deposit from time to time in a bank account that has been pledged to the lenders. The Companies' other bank accounts are unencumbered.

         At August 30, 1997, the combined availability of the Companies was $7.9 million, the amount on deposit in the pledged bank account was $2.5 million; the aggregate outstanding amount of letters of credit was $26.8 million and no loan has been drawn down. Unrestricted cash on hand was $21.3 million.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1997 VERSUS SECOND QUARTER FISCAL 1996

         Net sales for the second quarter of Fiscal 1997 decreased 3.2% from the second quarter of Fiscal 1996, to $93.1 million from $96.2 million, principally from a decrease in sales volume partially offset by an increase in average price. Average stores open decreased from 582 to 560; see, "Properties," regarding the Company's real estate plan. Comparable store sales for the second quarter of Fiscal 1997 declined 0.2%. (In August 1997, net sales decreased 6.5% from August 1996, to $23.1 million from $24.7 million; comparable store sales for August 1997 declined 3.7%.) There is no assurance that net sales, sales volume and comparable store sales will not continue to decrease.

         Gross profits increased by $2.8 million to $20.3 million in the second quarter of Fiscal 1997 from $17.5 million in the second quarter of Fiscal 1996, increasing as a percentage of net sales to 21.9% from 18.2%. The increase in gross profits as a percentage of net sales was primarily attributable to an increase in the merchandise margin rate.

         General, administrative and store operating expenses were $19.8 million in the second quarter of Fiscal 1997, compared to $20.5 million in the comparable quarter of the previous year. As a percentage of net sales, general, administrative and store operating expenses remained 21.3%.

         During the second quarter of Fiscal 1997, the Company had operating income of $0.5 million compared to an operating loss of $3.0 million in the comparable quarter of the previous year. Operating income in the second quarter of Fiscal 1997 was 0.6% of net sales.

         Net interest expense was $11,000 in the second quarter of Fiscal 1997 compared with net interest income of $34,000 in the comparable quarter of the previous year.

         The Company had a provision for income taxes of $0.2 million in the second quarter of Fiscal 1997. The Company had an income tax benefit of $0.9 million in the comparable quarter of the previous year.

         During the second quarter of Fiscal 1997, the Company had net income of $0.4 million compared to a net loss of $2.0 million in the comparable quarter of the previous year. There is no assurance that the Company will continue to be profitable. See, "Seasonality."

FIRST HALF FISCAL 1997 VERSUS FIRST HALF FISCAL 1996

         Net sales for the first half of Fiscal 1997 decreased 2.7% from the first half of Fiscal 1996, to $180.1 million from $185.1 million, principally from a decrease in sales volume partially offset by an increase in average price. Average stores open decreased from 580 to 563; see, "Properties," regarding the Company's real estate plan. Comparable store sales for the first half of Fiscal 1997 declined 0.2%. There is no assurance that net sales, sales volume and comparable store sales will not continue to decrease.

         Gross profits increased by $2.3 million to $38.6 million in the first half of Fiscal 1997 from $36.2 million in the first half of Fiscal 1996, increasing as a percentage of net sales to 21.4% from 19.6%. The increase in gross profits as a percentage of net sales was primarily attributable to an increase in the merchandise margin rate.

         General, administrative and store operating expenses were $39.5 million in the first half of Fiscal 1997, compared to $39.9 million in the comparable half of the previous year. As a percentage of net sales, general, administrative and store operating expenses increased to 21.9% from 21.6%, principally from higher store payroll costs as a percentage of net sales.

         During the first half of Fiscal 1997, the Company had an operating loss of $0.9 million compared to an operating loss of $3.7 million in the comparable half of the previous year. The operating loss in the first half of Fiscal 1997 was 0.5% of net sales.

         Net interest expense was $0.1 million in the first half of Fiscal 1997 and $0.2 million in the comparable half of the previous year.

         The Company had a provision for income taxes of $0.2 million in the first half of Fiscal 1997. The Company had an income tax benefit of $1.3 million in the comparable half of the previous year.

               During the first half of Fiscal 1997, the Company had a net loss of $1.2 million compared to a net loss of $2.6 million in the comparable half of the previous year.

DECLINING TREND IN AVERAGE TRANSACTIONS PER STORE

               The Company's gross profit declined in each of the last four fiscal years, in part because the average number of transactions per store also declined each year. (The average number of transactions per store also declined in the second quarter of Fiscal 1997 and in the first half of Fiscal 1997.) The Company believes that other store chains in the women's apparel specialty store industry also experienced declines in average transactions in recent years, partly as a result of increased competition from other channels of distribution, including catalogues, mass merchants, discounters and off-price stores. Further, the decline in the Company's average transactions was accelerated by increased competition within the industry, including "going out of business" sales that accompanied a reduction in the number of retail specialty stores selling women's apparel.

               The Company is implementing a branded merchandising strategy intended to reverse the annual decline in average transactions and gross profit. The strategy is expected to take several years to complete. In Fiscal 1996, the new strategy began with (i) the replacement of the Company's older proprietary brands of clothing with the new AVENUE [by design] brand, (ii) the recruitment of an experienced executive to organize a product development function, that is, the development of fashion content and design, (iii) the expansion of quality assurance activities and (iv) an increase in marketing programs. The brand identity is being defined, new marketing materials expressing that identity are being created and direct marketing of the brand is being increased. There is no assurance, however, that the branded merchandising strategy will increase average transactions and gross profit. This paragraph constitutes forward-looking information under the 1995 Private Securities Litigation Reform Act (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash on hand increased to $19.8 million at August 2, 1997 from $17.8 million at August 3, 1996 and $18.3 million at February 1, 1997.

         Net cash from operating activities during the first half of Fiscal 1997 was $2.4 million.

         Inventory was $38.7 million at August 2, 1997, $39.5 million at August 3, 1996 and $40.8 million at February 1, 1997. The Company's inventory levels peak in early May and December. During Fiscal 1996, the highest inventory level was $50.6 million.

         Import purchases are made in U.S. dollars and are generally financed by trade letters of credit. As of August 2, 1997, trade letters of credit for the account of the Company were outstanding in the aggregate amount of $22.1 million. (Standby letters of credit were also outstanding in the aggregate amount of $4.0 million as collateral for obligations in the ordinary course of business under casualty insurance policies.) Import purchases constituted approximately 57% of total purchases in the first half of Fiscal 1997.

         Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor.

         The Company and United Retail Incorporated, its subsidiary, (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, with The CIT Group/Business Credit, Inc. (the "Financing Agreement"). The Financing Agreement provides a revolving line of credit for a term of three years in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraph. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

         Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to either of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to either of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season and (y) the balance on deposit in a bank account in its name that has been pledged to the lenders. (At August 30, 1997, the combined availability of the Companies was $7.9 million; the amount on deposit in the pledged bank account was $2.5 million; the aggregate outstanding amount of letters of credit was $26.8 million; no loan has been drawn down; and unrestricted cash on hand was $21.3 million.)

         The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any financial covenants.

         In the event a loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the prime rate or at two percent plus the LIBOR rate on a per annum basis, at the borrower's option.

         The line of credit is secured by a security interest in inventory and proceeds and by the balance on deposit from time to time in a bank account that has been pledged to the lenders. The Companies' other bank accounts are unencumbered.

         The Financing Agreement also includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to, among other things, making certain investments, declaring or paying dividends, acquiring Common Stock or preferred stock of the Company, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business.

         Purchases of Company merchandise made by customers with the Company's proprietary credit cards are paid for daily at a discount by Citibank (South Dakota), N.A. ("Citibank"). The Credit Plan Agreement between the Companies and Citibank, dated June 3, 1992, as amended December 3, 1993 (the "Credit Agreement"), provides for the issuance of credit cards by Citibank and contains financial covenants that require that the Company's (i) consolidated tangible net worth not be less than the sum of $32 million plus for each complete fiscal year ended after February 1, 1992 for which net income has been positive, 50% of net income, and (ii) consolidated fixed charges ratio for the four preceding fiscal quarters combined not be less than 1.0:1.0.

         The Company believes that availability of credit under the Financing Agreement and cash flows from operating activities, including payments by Citibank under the Credit Agreement, will be adequate to meet anticipated working capital needs, including seasonal financing needs, for the next 12 months. This paragraph constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

PROPERTIES

         The Company leased 556 retail stores at August 2, 1997, of which 304 stores were located in strip shopping centers, 223 stores were located in malls and 29 were located in downtown shopping districts. The Company's retail square footage was 2.2 million square feet both at August 2, 1997 and August 3, 1996. The Company presently plans to reduce retail square footage by letting underperforming leases expire. The Company plans to open new mall stores only in exceptional circumstances. The Company intends to pay the costs of new store openings from net cash provided by operating activities. This paragraph constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption
"Future Results".

         New stores and newly remodeled stores will use The Avenue(R) trade name.

TAX MATTERS

         The Company's federal income tax returns for Fiscal 1994 and Fiscal 1995 are being audited by the Internal Revenue Service.

COMPUTER SYSTEMS

         The Company will modify its computer software programs to accommodate dates after 1999. The cost of future modifications is not expected to be material.

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

FUTURE RESULTS

         Future results could differ materially from those currently anticipated by the Company due to possible (i) miscalculation of fashion trends, (ii) shifting shopping patterns, both within the specialty store sector and in other channels of distribution, (iii) extreme or unseasonable weather conditions, (iv) economic downturns, weakness in overall consumer demand, and variations in the demand for women's fashion apparel, (v) imposition by vendors, or their third-party factors, of more onerous payment terms for domestic merchandise purchases, (vi) acceleration in the rate of business failures and inventory liquidations in the specialty store sector of the women's apparel industry, and
(vii) disruptions in the sourcing of merchandise abroad, including (a) China's claims to sovereignty over Taiwan, (b) North Korea's claims to sovereignty over South Korea, (c) exchange rate fluctuations, (d) political instability, (e) trade sanctions or restrictions, (f) changes in quota and duty regulations, (g) delays in shipping or (h) increased costs of transportation.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

     (a) The Financing Agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations") prohibits the payment of dividends by the Company.

     (b) The following options to purchase shares of the Company's common stock were issued without registration under the Securities Act of 1933 pursuant to the Company's 1996 Stock Option Plan:

                                                  Number of
    Date of Grant       Class of Grantee      Underlying Shares          Exercise Price
       7/1/97             Employee                   5,000                 $  2.625
       5/27/97            Directors                 15,000                 $  3.250
       5/27/97            Officers                  10,000                 $  3.250
       5/27/97            Employees                 25,500                 $  3.250
       2/27/97            Officers                  25,000                 $  3.125
       2/27/97            Employees                 47,000                 $  3.125
       12/2/96             Officer                  25,000                 $  3.000
       8/22/96             Officer                  20,000                 $  3.000
                                                ----------
       Total:                                      172,500
                                                ==========

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

ITEM 6.        EXHIBITS  AND REPORTS ON FORM 8-K.

               The following exhibits are filed herewith:

               Number           Description
               ------           -----------

               10.1 Financing Agreement, dated August 15, 1997, among the Corporation, United Retail
                                Incorporated and The CIT Group/Business Credit,
                                Inc.

               10.2*            Amendment No. 1 to Restated Supplemental
                                Retirement Savings Plan

               27               Financial Data Schedule

               The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 1, 1997 are incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

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

The following exhibit to the Corporation's Current Report on Form 8-K, dated March 22, 1996, is incorporated herein by reference:

                Number in Filing         Description
                ----------------         -----------

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

The following exhibits to the Corporation's amended Annual Report on Form 10-KA for the year ended January 29, 1994 are incorporated herein by reference:

         Number in Filing   Description
         ----------------   -----------

                10.3         Amendment, dated December 6, 1993,  to Credit
                             Agreement between the Corporation
                             and Citibank (South Dakota), N.A. ("Citibank")

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

            10.33* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and Raphael Benaroya

            10.34* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and George R. Remeta

            10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and ALGLP

            10.39 First Refusal Agreement, dated as of August 31, 1989, between the Corporation and ALGLP

            10.43       Credit Plan Agreement, dated June 3, 1992, among the
                        Corporation, Sizes Unlimited, Inc. and Citibank

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

-------------------------

         * A compensatory plan for the benefit of the Corporation's management or a management contract.

         ---------------

         (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended August 2, 1997

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)           UNITED RETAIL GROUP, INC.

                 By:     /s/ GEORGE R. REMETA
                         -------------------------------------------------------
                         George R. Remeta, Vice Chairman of the Board and Chief
                               Financial Officer - Authorized Signatory

                 By:     /s/ JON GROSSMAN
                         -------------------------------------------------------
                         Jon Grossman, Vice President  - Finance and Chief
                               Accounting Officer

Date:                   September 15, 1997

                                  EXHIBIT INDEX

         The following exhibits are filed herewith:

           Number       Description
           ------       -----------
            10.1        Financing Agreement, dated August 15, 1997, among the
                        Corporation, United Retail Incorporated and The CIT
                        Group/Business Credit, Inc.

            10.2*       Amendment No. 1 to Restated Supplemental Retirement
                        Savings Plan

            27          Financial Data Schedule

               The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 1, 1997 are incorporated herein by reference:

     Number in Filing   Description
     ----------------   -----------

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

The following exhibit to the Corporation's Current Report on Form 8-K, dated March 22, 1996, is incorporated herein by reference:

     Number in Filing   Description
     ----------------   -----------

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

The following exhibits to the Corporation's amended Annual Report on Form 10-KA for the year ended January 29, 1994 are incorporated herein by reference:

     Number in Filing   Description
     ----------------   -----------
         10.3           Amendment, dated December 6, 1993,  to Credit
                        Agreement between the Corporation
                        and Citibank (South Dakota), N.A. ("Citibank")

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

            10.23* Restated Employment Agreement, dated November 1, 1991, between the Corporation and Raphael Benaroya

            10.25* Restated Employment Agreement, dated November 1, 1991, between the Corporation and George R. Remeta

     Number in Filing   Description
     ----------------   -----------
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

            10.33* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and Raphael Benaroya

            10.34* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and George R. Remeta

            10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and ALGLP

            10.39 First Refusal Agreement, dated as of August 31, 1989, between the Corporation and ALGLP

            10.43       Credit Plan Agreement, dated June 3, 1992, among the
                        Corporation, Sizes Unlimited, Inc. and Citibank

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