Form 10-Q
period 1997-11-01
UNITED RETAIL GROUP INC/DE
filed 1997-12-12
CIK 881905

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  quarterly period ended November 1, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number  019774
                        __________________________
                            United Retail Group, Inc.
             _____________________________________________________
             (Exact name of registrant as specified in its charter)

            Delaware                                        51 0303670
______________________________                              __________________
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

365 West Passaic Street, Rochelle Park, NJ                            07662
__________________________________________                            _________
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code  (201)  845-0880
                                                    _______________

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

YES -------                NO -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of November 1, 1997, 12,190,375 shares of the registrant's common stock, $.001 par value per share, were outstanding.

Item 1.  FINANCIAL STATEMENTS

                                    UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                              (DOLLARS IN THOUSANDS)

                                                           NOVEMBER 1,          FEBRUARY 1,          NOVEMBER 2,
                                                              1997                 1997                  1996
                                                           ------------         ------------         ------------
                                                           (UNAUDITED)                                (UNAUDITED)

                                                      ASSETS
Current assets:
   Cash and cash equivalents                               $     14,758         $     18,264         $      6,458
   Income taxes receivable                                           --                  229                  953
   Accounts receivable                                            1,634                1,297                2,243
   Inventory                                                     49,659               40,778               49,565
   Prepaid rents                                                  4,299                4,485                4,592
   Other prepaid expenses                                         3,456                2,656                3,671
   Deferred income taxes                                             --                   --                  116
                                                           ------------         ------------         ------------
      Total current assets                                       73,806               67,709               67,598

Property and equipment, net                                      49,993               54,892               57,164
Deferred charges and other intangible assets,
  net of accumulated amortization of $1,690, $1,490
  and $1,430                                                      7,160                7,031                7,091
Deferred income taxes                                                --                   --                  600
Other assets                                                        252                  715                1,035
                                                           ------------         ------------         ------------
    Total assets                                           $    131,211         $    130,347         $    133,488
                                                           ============         ============         ============

                                                   LIABILITIES
Current liabilities:
  Current portion of distribution center financing         $      1,031         $        978         $        952
  Accounts payable, trade                                        18,505               16,543               16,489
  Accrued expenses                                               14,816               13,247               13,919
                                                           ------------         ------------         ------------
    Total current liabilities                                    34,352               30,768               31,360

Distribution center financing                                    10,579               11,355               11,613
Other long-term liabilities                                       7,271                8,011                8,773
                                                           ------------         ------------         ------------
    Total liabilities                                            52,202               50,134               51,746
                                                           ------------         ------------         ------------

                                              STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
   1,000,000; none issued
Common stock, $.001 par value; authorized                            13                   13                   13
   30,000,000; issued 12,680,375; outstanding
   12,190,375
Additional paid-in capital                                       78,259               78,259               78,259
Retained earnings                                                 1,319                2,523                4,052
Treasury stock (490,000 shares) at cost                            (582)                (582)                (582)
                                                           ------------         ------------         ------------
    Total stockholders' equity                                   79,009               80,213               81,742
                                                           ------------         ------------         ------------
    Total liabilities and stockholders' equity                 $131,211             $130,347             $133,488
                                                           ============         ============         ============

The accompanying notes are an integral part of the Consolidated Financial Statements.

                                UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                               (UNAUDITED)



                                             THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                        ---------------------------        ------------------------------
                                        NOVEMBER 1,      NOVEMBER 2,       NOVEMBER 1,        NOVEMBER 2,
                                           1997             1996              1997              1996
                                         ---------        ---------         ---------         ---------

Net sales                                $  82,258        $  84,249         $ 262,356         $ 269,300

Cost of goods sold, including
  buying and occupancy costs                63,318           67,668           204,861           216,504
                                         ---------        ---------         ---------         ---------

   Gross profit                             18,940           16,581            57,495            52,796

General, administrative and
  store operating expenses                  18,833           19,364            58,313            59,262
                                         ---------        ---------         ---------         ---------

   Operating income (loss)                     107           (2,783)             (818)           (6,466)

Interest expense, net                           53               84               166               295
                                         ---------        ---------         ---------         ---------

Income (loss) before income taxes               54           (2,867)             (984)           (6,761)

Provision for (benefit from)
  income taxes                                  20             (847)              220            (2,143)
                                         ---------        ---------         ---------         ---------

   Net income (loss)                     $      34        ($  2,020)        ($  1,204)        ($  4,618)
                                         =========        =========         =========         =========

Net income (loss) per
  common share                           $    0.00        ($   0.17)        ($   0.10)        ($   0.38)
                                         =========        =========         =========         =========


Weighted average number of
  common and common equivalent
  shares outstanding                        12,621           12,190            12,190            12,190

The accompanying notes are an integral part of the Consolidated Financial Statements.

                            UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)

                                                                       THIRTY-NINE WEEKS ENDED
                                                                    ------------------------------
                                                                    NOVEMBER 1,        NOVEMBER 2,
                                                                       1997               1996
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         ($ 1,204)          ($ 4,618)
Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization of property and equipment             6,579              7,547
    Amortization of deferred charges and other
      intangible assets                                                   198                165
    Loss on disposal of assets                                            185                324
    Gain on sale of investments                                           (43)                --
    Compensation expense                                                   --                 77
    Benefit from deferred income taxes                                     --                 95
    Deferred lease assumption revenue amortization                       (389)              (358)
Changes in operating assets and liabilities:
    Accounts receivable                                                  (337)              (473)
    Income taxes receivable                                               229              1,766
    Inventory                                                          (8,881)            (9,164)
    Accounts payable and accrued expenses                               3,458                872
    Prepaid expenses                                                     (614)              (854)
    Other assets and liabilities                                         (436)              (498)
                                                                    -----------        -----------
Net Cash Used for Operating Activities                                 (1,255)            (5,119)
                                                                    -----------        -----------

INVESTING ACTIVITIES:
    Capital expenditures                                               (1,941)            (4,298)
    Deferred payment for property and equipment                           191               (496)
                                                                    -----------        -----------

Net Cash Used for Investing Activities                                 (1,750)            (4,794)
                                                                    -----------        -----------

FINANCING ACTIVITIES:
    Repayments of long-term debt                                         (723)              (669)
    Debt Issuance Costs                                                  (284)                --
    Proceeds from sale of investment                                      506                 --
                                                                    -----------        -----------

Net Cash Used for Financing Activities                                   (501)              (669)
                                                                    -----------        -----------

Net decrease in cash and cash equivalents                              (3,506)           (10,582)
Cash and cash equivalents, beginning of period                         18,264             17,040
                                                                    -----------        -----------
Cash and cash equivalents, end of period                             $ 14,758           $  6,458
                                                                    ===========        ===========


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

         The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 1, 1997 and November 2, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report and 1996 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

         The Company and United Retail Incorporated, its subsidiary, (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended September 15, 1997 (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term of three years in the aggregate amount of $40 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans.


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

         The line of credit is secured by a security interest in inventory and proceeds and by the balance on deposit from time to time in an account that has been pledged to the lenders.

         At November 1, 1997, the combined availability of the Companies was $18.1 million, no balance was in the pledged account; the aggregate outstanding amount of letters of credit arranged by CIT was $11.6 million and no loan had been drawn down. The Company's cash on hand was unrestricted.


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

5.       INCOME TAXES

         The provision for (benefit from) income taxes consists of (dollars in thousands):

                            Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                        -----------------------------       -----------------------------
                        November 1,       November 2,       November 1,       November 2,
                            1997              1996             1997               1996
                        -----------       -----------       -----------       -----------
Currently payable:
        Federal          $     2           ($1,421)          $   130           ($2,335)
        State                 18                64                90                97
                        -----------       -----------       -----------       -----------
                              20            (1,357)              220            (2,238)
                        -----------       -----------       -----------       -----------

Deferred:
        Federal                0               417                 0                77
        State                  0                93                 0                18
                        -----------       -----------       -----------       -----------
                               0               510                 0                95
                        -----------       -----------       -----------       -----------

                         $    20           ($  847)          $   220           ($2,143)
                        ===========       ===========       ===========       ===========

         Reconciliation of the provision for (benefit from) income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows:

                                                          Thirteen Weeks Ended
                                       ---------------------------------------------------------
                                          November 1, 1997                   November 2, 1996
                                       ----------------------           ------------------------
Tax at Federal rate (34%)              $  18            34.0%           ($975)           (34.0%)
State income taxes, net of                18            32.4.%            104             3.6%
 federal benefit
Goodwill amortization                     17            32.3%              17             0.6%
Other                                      6            11.5%               7             0.3%

Change in valuation allowance            (39)           (72.7)%             0             0.0%
                                       -----            -----           -----            -------
                                       $  20            37.5%           ($847)           (29.5%)
                                       =====            =====           =====            =======

                                                           Thirty-Nine Weeks Ended
                                       -------------------------------------------------------------
                                          November 1, 1997                   November 2, 1996
                                       ----------------------           ----------------------------
Tax at Federal rate (34%)              ($  335)          (34.0%)          ($2,299)           (34.0%)
State income taxes, net of                  90             9.1%                76             1.1%
 federal benefit
Goodwill amortization                       52             5.3%                53             0.8%
Other                                       17             1.8%                27             0.4%
Change in valuation allowance              396            40.2%                 0             0.0%
                                       --------           -------         --------           -------
                                       $   220            22.4%           ($2,143)           (31.7%)
                                       ========           =======         ========           =======

         The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset are as follows:

         Assets:
                  Inventory                            $   184
                  Accruals and reserves                  1,143
                  Compensation                           1,711
                  NOL and credit carryforward            2,531
                                                       -------
                                                         5,569
         Liabilities:
                  Depreciation                          (2,020)
                  Prepaid rent                            (430)
                  Valuation allowance                   (3,119)
                                                       -------
                                                        (5,569)

                  Net deferred tax asset               $     0
                                                       =======

         Future realization of the tax benefits attributable to these existing deductible temporary differences ultimately depends on the existence of sufficient taxable income within the carryback and/or carryforward period available under the tax law at the time of the tax deduction. As of November 1, 1997, the compensation related deferred tax asset will be fully realizable upon the exercise of all of the outstanding options only if (i) the market price of the stock equals or exceeds $3.125 per share upon exercise and (ii) the compensation expense deduction is not limited by future enacted tax laws. The underlying options of the compensation related deferred tax asset are exercisable through December 31, 1999.

         At November 1, 1997, the Company has pre-acquisition net operating loss carryforwards, aggregating approximately $0.5 million, available to reduce future taxable income in certain states, expiring through 2004.

6.      SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash used for operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                         Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                    ------------------------------      -----------------------------
                                    November 1,        November 2,      November 1,       November 2,
                                       1997             1996                 1997               1996
                                    -----------        -----------      -----------       -----------
Cash interest:

Interest expense, net per
statements of operations               $    53           $    84          $   166           $   295

Less: Non-cash
interest (expense) income                  (13)               33              (31)               53
                                       -------           -------          -------           -------

Net cash interest expense,
including interest
income of $258, $234,
$695 and $729                          $    40           $   117          $   135           $   348
                                       =======           =======          =======           =======

Income tax payments (refunds)          $   243           $    21          $   313           ($4,017)
                                       =======           =======          =======           =======

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1997 VERSUS THIRD QUARTER FISCAL 1996

         Net sales for the third quarter of Fiscal 1997 decreased 2.4% from the third quarter of Fiscal 1996, to $82.3 million from $84.2 million, principally from a decrease in unit sales volume partially offset by an increase in average price. Average stores open decreased from 581 to 554; see, "Properties," regarding the Company's plan to reduce retail square footage. Comparable store sales for the third quarter of Fiscal 1997 increased 0.8%. (Net sales for November 1997 decreased 2.8% from November 1996, to $28.8 million from $29.6 million; comparable store sales for the month increased 1.1%.) There is no assurance that net sales and unit sales volume will not continue to decrease.

         Gross profit increased by $2.4 million to $18.9 million in the third quarter of Fiscal 1997 from $16.6 million in the third quarter of Fiscal 1996, increasing as a percentage of net sales to 23.0% from 19.7%. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in the merchandise margin rate.

         General, administrative and store operating expenses were $18.8 million in the third quarter of Fiscal 1997, compared to $19.4 million in the comparable quarter of the previous year. As a percentage of net sales, general, administrative and store operating expenses declined to 22.9% from 23.0%.

         During the third quarter of Fiscal 1997, the Company had operating income of $0.1 million compared to an operating loss of $2.8 million in the comparable quarter of the previous year.

         Net interest expense was $53,000 in the third quarter of Fiscal 1997 and $84,000 in the comparable quarter of the previous year.

         The Company had a provision for income taxes of $20,000 in the third quarter of Fiscal 1997. The Company had an income tax benefit of $0.8 million in the comparable quarter of the previous year.

         During the third quarter of Fiscal 1997, the Company had net income of $34,000 compared to a net loss of $2.0 million in the comparable quarter of the previous year. There is no assurance that the Company will continue to be profitable.

FIRST NINE MONTHS FISCAL 1997 VERSUS FIRST NINE MONTHS FISCAL 1996

         Net sales for the first nine months of Fiscal 1997 decreased 2.6% from the first nine months of Fiscal 1996, to $262.4 million from $269.3 million, principally from a decrease in unit sales volume partially offset by an increase in average price. Average stores open decreased from 581 to 560; see, "Properties," regarding the Company's plan to reduce retail square footage. Comparable store sales for the first nine months of Fiscal 1997 increased 0.1%. There is no assurance that net sales and unit sales volume will not continue to decrease.

         Gross profit increased by $4.7 million to $57.5 million in the first nine months of Fiscal 1997 from $52.8 million in the first nine months of Fiscal 1996, increasing as a percentage of net sales to 21.9% from 19.6%. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in the merchandise margin rate.

         General, administrative and store operating expenses were $58.3 million in the first nine months of Fiscal 1997, compared to $59.3 million in the comparable nine months of the previous year. As a percentage of net sales, general, administrative and store operating expenses increased to 22.2% from 22.0%, principally from higher store payroll costs as a percentage of net sales.

         During the first nine months of Fiscal 1997, the Company had an operating loss of $0.8 million compared to an operating loss of $6.5 million in the comparable nine months of the previous year. The operating loss in the first nine months of Fiscal 1997 was 0.3% of net sales.

         Net interest expense was $0.2 million in the first nine months of Fiscal 1997 and $0.3 million in the comparable nine months of the previous year.

         The Company had a provision for income taxes of $0.2 million in the first nine months of Fiscal 1997. The Company had an income tax benefit of $2.1 million in the comparable nine months of the previous year.

         During the first nine months of Fiscal 1997, the Company had a net loss of $1.2 million compared to a net loss of $4.6 million in the comparable nine months of the previous year.

DECLINING TREND IN AVERAGE TRANSACTIONS PER STORE

         The Company's gross profit declined in each of the last four fiscal years, in part because the average number of transactions per store also declined each year. (The average number of transactions per store also declined in November 1997, in the third quarter of Fiscal 1997 and in the first nine months of Fiscal 1997.) The Company believes that other store chains in the women's apparel specialty store industry also experienced declines in average transactions in recent years, partly as a result of increased competition from other channels of distribution, including catalogues, mass merchants, discounters and off-price stores. Further, the decline in the Company's average transactions during the last two fiscal years was accelerated by increased competition within the industry, including "going out of business" sales that accompanied a reduction in the number of retail specialty stores selling women's apparel.

         The Company is implementing a branded merchandising strategy intended to reverse the annual declines in average transactions and gross profit. The strategy is expected to take several years to complete. In Fiscal 1996, the new strategy began with (i) the replacement of the Company's older proprietary brands of clothing with the new AVENUE [by design] brand, (ii) the recruitment of an experienced executive to organize a product development function, that is, the development of fashion content and design, (iii) the expansion of quality assurance activities and (iv) an increase in marketing programs. The brand identity is being defined, new marketing materials expressing that identity are being created and direct marketing of the brand is being increased. There is no assurance, however, that the branded merchandising strategy will increase average transactions and gross profit. This paragraph constitutes forward-looking information under the 1995 Private Securities Litigation Reform Act (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash on hand was $14.8 million at November 1, 1997, $6.5 million at November 2, 1996 and $18.3 million at February 1, 1997.

         Inventory increased to $49.7 million at November 1, 1997 from $49.6 million at November 2, 1996 and $40.8 million at February 1, 1997. The Company's inventory levels peak in early May and December. During Fiscal 1996, the highest inventory level was $50.6 million.

         Import purchases are made in U.S. dollars and are generally financed by trade letters of credit. As of November 1, 1997, trade letters of credit for the account of the Company were outstanding in the amount of $19.9 million. (A standby letter of credit was also outstanding for $2.0 million as collateral for obligations in the ordinary course of business under casualty insurance policies.) Import purchases constituted approximately 55% of total purchases in the first nine months of Fiscal 1997.

         Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor.

         The Company and United Retail Incorporated, its subsidiary (collectively, the "Companies"), are parties to a Financing Agreement, dated August 15, 1997, as amended September 15, 1997 (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term of three years in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

         Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to either of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and
(y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to either of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At November 1, 1997, the combined availability of the Companies was $18.1 million; no balance was in a Pledged Account; the aggregate outstanding amount of letters of credit arranged by CIT was $11.6 million; no loan had been drawn down; and the Company's cash on hand was unrestricted.)

         The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any financial covenants.

         In the event a revolving loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the prime rate or at two percent plus the LIBOR rate on a per annum basis, at the borrower's option.

         The line of credit is secured by a security interest in inventory and proceeds and by the balance from time to time in the Pledged Account.

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

         In addition to the letters of credit arranged by CIT, at November 1, 1997, trade letters of credit issued for the Companies' account prior to August 15, 1997 remained outstanding in the amount of $10.3 million.

         Purchases of Company merchandise made by customers with the Company's proprietary credit cards were paid for daily at a discount by Citibank (South Dakota), N.A. ("Citibank") through November 30, 1997. Effective December 1, 1997, however, Citibank is expected to pay a premium, instead of taking a discount, on proprietary credit card purchases. (The rate will be set retroactively prior to December 16, 1997.) Premiums paid by Citibank may have a material favorable effect on the Company's general, administrative and store operating expenses.

         The Credit Plan Agreement between the Companies and Citibank, dated June 3, 1992, as amended December 3, 1993 (the "Credit Agreement"), provides for the issuance of the Company's proprietary credit cards by Citibank and contains financial covenants that require that the Company's (i) consolidated tangible net worth not be less than the sum of $32 million plus for each complete fiscal year ended after February 1, 1992 for which net income has been positive, 50% of net income, and (ii) consolidated fixed charges ratio for the four preceding fiscal quarters combined not be less than 1.0:1.0.

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

PROPERTIES

         The Company leased 553 retail stores at November 1, 1997, of which 305 stores were located in strip shopping centers, 220 stores were located in malls and 28 stores were located in downtown shopping districts. The Company's retail square footage at November 1, 1997 and November 29, 1997 declined to 2.2 million square feet from 2.3 million square feet at the corresponding dates in the previous year. The Company plans to reduce its retail square footage selectively in the fourth quarter of Fiscal 1997 and in Fiscal 1998. The further reduction in retail square footage will occur principally by letting underperforming leases expire when their terms end without opening an equal number of new stores. The Company does not believe that the planned reduction in retail square footage will have a material adverse effect on its financial condition because the abandoned leasehold improvements generally will have been fully depreciated during the lives of the leases and many store fixtures will be removed by the Company from closed stores.

         The Company plans to close a number of underperforming stores in January 1998 and not to open any new stores during the fourth quarter of Fiscal 1997. Although the stores to be closed have not yet been selected, the Company presently contemplates closing approximately 5% or 6% of its stores.
The group of stores from which the stores to be closed will be selected incurred an aggregate operating loss during the 12 months ended November 1, 1997 on a four-wall basis, that is, without any allocation of overhead expenses. The Company believes that the stores to be closed in January 1998 would otherwise continue to incur an aggregate operating loss in Fiscal 1998. The Company also believes that the reductions in net sales and occupancy costs resulting from the January 1998 store closings will have a favorable effect on the Company's cost of goods sold as a percentage of net sales. There is no assurance, however, that the effect will be favorable.

         In Fiscal 1998, the Company intends to pay the costs of opening new stores, if any, and remodeling existing stores from net cash provided by operating activities, if any. New stores and newly remodeled stores will use The Avenue(R) trade name.

         This section captioned "Properties" constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption "Future Results".

TAX MATTERS

         The Company's federal income tax returns for Fiscal 1994 and Fiscal 1995 are being audited by the Internal Revenue Service.

COMPUTER SYSTEMS

         The Company will modify the computer software programs that are essential to its operations to accommodate dates after 1999. The cost of future modifications is not expected to be material.

SEASONALITY

         From Fiscal 1991 through Fiscal 1995, the first half of each year provided either a greater portion of the Company's annual operating income or a lesser portion of the annual operating loss. In Fiscal 1996, however, the operating loss in the first half exceeded the operating loss in the second half.

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

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

         (a) The Financing Agreement (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations") prohibits the payment of dividends by the Company.

         (b) The following outstanding options to purchase shares of the Company's common stock were issued without registration under the Securities Act of 1933 pursuant to the Company's 1996 Stock Option Plan:

                                              Number of
         Date of Grant    Class of Grantee    Underlying Shares   Exercise Price
         -------------    ----------------    -----------------   --------------
         9/9/97           Employee              7,500             $2.875
         7/1/97           Employee              5,000             $2.625
         5/27/97          Directors            15,000             $3.250
         5/27/97          Officers             10,000             $3.250
         5/27/97          Employees            25,500             $3.250
         2/27/97          Officers             25,000             $3.125
         2/27/97          Employees            47,000             $3.125
         8/22/96          Officer              20,000             $3.000
                                              -------
         Total:                               155,000
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

ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K.

         The following exhibits are filed herewith:

         Number              Description
         ------              -----------
         10.1                Amendment, dated September 15, 1997, to
                             Financing Agreement among the Corporation,
                             United Retail Incorporated and The CIT
                             Group/Business Credit, Inc. ("CIT")

         27                  Financial Data Schedule

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 are incorporated herein by reference:

         Number in Filing    Description
         ----------------    -----------
         10.1                Financing Agreement, dated August 15, 1997, among
                             the Corporation, United Retail Incorporated and CIT

         10.2*               Amendment No. 1 to Restated Supplemental Retirement
                             Savings Plan

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

The following exhibits to the Corporation's amended Annual Report on Form 10-KA for the year ended January 29, 1994 are incorporated herein by reference:

         Number in Filing    Description
         ----------------    -----------
         10.3                Amendment, dated December 6, 1993, to Credit Plan
                             Agreement between the Corporation and Citibank
                             (South Dakota), N.A. ("Citibank")

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

         -------------

         (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended November 1, 1997

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)               UNITED RETAIL GROUP, INC.

                  By:  /s/  George R. Remeta
                       ---------------------------------------------------------
                            George R. Remeta, Vice Chairman of the Board and
                                 Chief Financial Officer - Authorized Signatory

                  By:  /s/  Jon Grossman
                       ---------------------------------------------------------
                            Jon Grossman, Vice President - Finance and Chief
                                 Accounting Officer

Date:                       December 8, 1997

                                  EXHIBIT INDEX

         The following exhibits are filed herewith:

         Number             Description
         ------             -----------
         10.1               Amendment, dated September 15, 1997, to
                            Financing Agreement among the Corporation,
                            United Retail Incorporated and The CIT
                            Group/Business Credit, Inc. ("CIT")

         27                 Financial Data Schedule

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 are incorporated herein by reference:

         Number in Filing   Description
         ----------------   -----------
         10.1               Financing Agreement, dated August 15, 1997, among
                            the Corporation, United Retail Incorporated and CIT

         10.2*              Amendment No. 1 to Restated Supplemental Retirement
                            Savings Plan

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

The following exhibits to the Corporation's amended Annual Report on Form 10-KA for the year ended January 29, 1994 are incorporated herein by reference:

         Number in Filing    Description
         ----------------    -----------
         10.3                Amendment, dated December 6, 1993, to Credit Plan
                             Agreement between the Corporation and Citibank
                             (South Dakota), N.A. ("Citibank")

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