Form 10-K
period 1998-01-31
UNITED RETAIL GROUP INC/DE
filed 1998-04-20
CIK 881905

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1998

                                                        OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 1998, the aggregate market value of the voting stock of the registrant (also referred to herein as the "Company") held by non-affiliates of the registrant was approximately $48.2 million. For purposes of the preceding sentence only, affiliate status was determined on the basis that all stockholders of the registrant are non-affiliates except stockholders who have filed statements with the Securities and Exchange Commission (the "SEC") under
Section 16(a) of the 1934 Act.

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

As of March 31, 1998, 13,085,188 shares of the registrant's common stock, $.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's annual report for the year ended January 31, 1998 (the "1997 Annual Report to Stockholders") is incorporated in part by reference in Part I and Part II of this Form 10-K.

The registrant's proxy statement on Schedule 14A for its 1998 annual meeting of stockholders (the "1998 Proxy Statement") is incorporated in part by reference in Part I and Part III of this Form 10-K.

                                     PART I

Item 1.           Business.

OVERVIEW

                  The Company is a leading nationwide specialty retailer of large-size women's apparel and accessories, offering private label merchandise using the AVENUE trademark. The Company's merchandising strategy is to offer its customers merchandise of the same quality and variety available in smaller sizes. The Company operates stores principally under the names THE AVENUE(R) and Sizes Unlimited.

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

MERCHANDISING AND MARKETING

                  The Company's strategy is to offer its customers a proprietary brand in moderately priced private label merchandise. It emphasizes consistency of merchandise quality and fit and updates its merchandise selections to reflect customer demand and fashion trends. The apparel industry is subject to rapidly changing consumer fashion preferences and the Company's performance depends on its ability to respond quickly to changes in fashion.

                  Each store operated by the Company offers selections of casual wear, career apparel, specialty items and accessories. The casual wear assortment includes comfortably fitted jeans, slacks, T-shirts, skirts, active wear and sweaters. Casual wear comprises the majority of the Company's sales. The career assortment includes skirts, soft blouses, dresses and coats. Specialty items include sleepwear and lingerie. Accessories include earrings, pins, scarves, socks, hosiery and a selection of gift items. The Company offers most of its merchandise at popular or moderate price points, including blouses in the $20 to $40 price range, jeans and slacks in the $20 to $35 price range and dresses and suits in the $49 to $99 price range.

                  The Company promotes its own proprietary label merchandise, which generally has higher gross profit margins than national brands would have. The Company believes that its brand, AVENUE, creates an image that helps distinguish it from competitors. Through careful brand management, including consistent imaging of its private label merchandise, the Company believes it enhances brand recognition and the customer's perception of value. Garments are tagged, packaged and presented at the Company's stores in a manner consistent with more expensive garments with national brand names.

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

                  The Company's inventory management strategy is designed to maintain targeted inventory turnover rates and minimize the amount of unsold merchandise at the end of a season by closely comparing sales and fashion trends with on-order merchandise and making necessary purchasing adjustments. Additionally, the Company uses markdowns and promotions as necessary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." ("Management's Discussion and Analysis of Financial Condition and Results of Operations" is a section in the Company's 1997 Annual Report to Stockholders.)

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

                  Company employees located at its headquarters maintain and support the applications software, operations, networking and point-of-sale functions of the Company's management information systems. The hardware and systems software for the Company's management information systems are maintained by Integrated Systems Solutions Corporation, a wholly-owned subsidiary of IBM. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Computer Systems."

PURCHASING

                  Separate groups of merchants are responsible for different categories of merchandise. Most of the merchandise purchased by the Company consists of principally custom designed garments produced for the Company by contract manufacturing, under the Company's private label. An item of merchandise is test marketed, whenever possible, in limited quantities prior to mass production to help identify the current fashion preferences of the Company's customers.

                  The Company provides manufacturers with strict guidelines for size specifications and gradings to ensure proper, consistent fit across product categories. The Company and independent sourcing agents monitor production by manufacturers in the United States and abroad to ensure that size specifications, grading requirements and other specifications are met.

                  In Fiscal 1997, each of two vendors accounted for more than 5% but less than 10% of the Company's merchandise purchases. The loss of these vendors would not have a materially adverse effect on the Company's operations.

                  Domestic purchases (some of which are foreign-made products) are executed by Company purchase orders. Import purchases are made in U.S. dollars and are generally supported by letters of credit. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

CREDIT SALES

                  The Company permits its customers to use several methods of payment, including cash, personal checks, third-party credit cards, layaways and its own credit cards. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and - Future Results."

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

OPERATIONAL FACTORS

                  The Company's operations may be adversely affected by circumstances beyond its control. See, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Future Results."

TRADE NAMES AND TRADEMARKS

                  The Company is the owner in the United States of its principal trademarks, THE AVENUE, used on store fronts, and AVENUE, used on garment labels. The Company is also the sublicensee of a national brand name of hosiery, sleepwear and foundations. See, "Certain Transactions" in the 1998 Proxy Statement. The Company is not aware of any use of its principal trademarks by its competitors that has a material effect on the Company's operations or any material claims of infringement or other challenges to the Company's right to use its principal trademarks in the United States.

EMPLOYEES

                  As of March 31, 1998, the Company employed approximately 4,600 associates, of whom approximately 1,800 worked full-time and the balance of whom worked part-time. Considerable seasonality is associated with employment levels. Approximately 60 store associates are covered by collective bargaining agreements. The Company believes that its relations with its associates are good.

Item 2.           Properties.

                  As of March 31, 1998, the Company operated stores in 36 states:

                  Alabama            6              Nevada                     2
                  Arizona            4              New Hampshire              2
                  Arkansas           1              New Jersey                41
                  California        78              New Mexico                 1
                  Connecticut       11              New York                  52
                  Delaware           2              North Carolina             9
                  Florida           18              Ohio                      21
                  Georgia           20              Oklahoma                   3
                  Illinois          38              Oregon                     7
                  Indiana           12              Pennsylvania              20
                  Iowa               2              Rhode Island               1
                  Kentucky           4              South Carolina             8
                  Louisiana         11              Tennessee                 10
                  Maine              1              Texas                     35
                  Maryland          16              Utah                       1
                  Massachusetts     20              Virginia                  12
                  Michigan          27              Washington                13
                  Missouri           6              Wisconsin                  7

                  Total:  522

                  The Company leases its executive offices, which consist of approximately 56,000 square feet in an office building at 365 West Passaic Street, Rochelle Park, New Jersey. The office lease has a term ending in August 2006.

                  The Company owns a 128-acre site on Interstate 75 in Troy, Ohio, on which its national distribution center is located. The national distribution center is equipped to service 900 stores. The site is adequate for a total of four similar facilities.

Item 3.           Legal Proceedings.

                  The Company is defending various routine legal proceedings incidental to the conduct of its business and is maintaining reserves that include, among other things, the estimated cost of uninsured payments to accident victims and payments to landlords and vendors of goods and services resulting from certain disputes. Based on legal advice that it received, management believes that, giving effect to reserves and insurance coverage, these legal proceedings are not likely to have a material adverse effect on the financial condition or results of operations of the Company.

                  No material pending legal proceeding to which the Company was a party was terminated during the fourth quarter of the fiscal year ended January 31, 1998.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                  The section captioned "Shareholder Information" in the 1997 Annual Report to Stockholders is incorporated herein by reference. (Only those portions of the 1997 Annual Report to Stockholders incorporated by reference in another document filed with the SEC shall be deemed "filed" in accordance with the rules and regulations promulgated by the SEC.)

                  On February 13, 1998, the Company issued to two officers stock options that have not been registered under the Securities Act of 1933. See, the section captioned "Approval of Management Stock Options" in the 1998 Proxy Statement, which is incorporated herein by reference. The options were issued subject to stockholder approval in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. The Company intends to register them under the Securities Act promptly after stockholder approval is obtained.

Item 6.           Selected Financial Data.

                  The section captioned "Selected Financial Data" in the 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

                  Not applicable.

Item 8.           Financial Statements and Supplementary Data.

                  The Consolidated Financial Statements in the 1997 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not applicable.

PART III

Item 10.          Directors and Executive Officers of the Registrant.

                  The subsection captioned "Election of Directors - Business Experience" in the 1998 Proxy Statement is incorporated herein by reference.

                  In addition to the nominees identified under the subsection captioned "Election of Directors - Business Experience" in the 1998 Proxy Statement, Christina A. Mohr is serving as a Director but is not standing for reelection. She has been a Director since February 1994. Ms. Mohr has been a Managing Director at Salomon Bros., Inc. since February 1997 and was a Managing Director at Lazard Freres & Co. LLC from January 1997 to before 1993. She is a director of Loehmanns, Inc.

                  In addition to Raphael Benaroya and George R. Remeta, the executive officers of the registrant or its subsidiaries are:

                  Kenneth P. Carroll, age 55, was the Company's Vice President - General Counsel from before 1993 to March 1996, when he was elected the Senior Vice President - General Counsel.

                  Ellen Demaio, age 40, was a Vice President - Merchandise of United Retail Incorporated from before 1993 to March 1994, when she was elected the Senior Vice President - Merchandise of United Retail Incorporated.

                  Carrie Cline-Tunick, age 37, has been the Vice President - Product Design and Development of United Retail Incorporated since April 1996. Previously, she was the Design Director of Norton McNaughton, Inc., a garment manufacturer, from April 1996 to before 1993.

                  Julie L. Daly, age 43, has been the Vice President - Strategic Planning of United Retail Incorporated since December 1996. Previously, she was the Vice President - Planning and Distribution of United Retail Incorporated since prior to 1993.

                  Kent Frauenberger, age 51, has been the Vice President - Logistics of United Retail Logistics Operations Incorporated since May 1993. Previously, he was Manager of Business Development of Exel Logistics Inc., a logistics firm.

                  Jon Grossman, age 40, has been the Vice President - Finance of the Company since before 1993.

                  Alan R. Jones, age 50, has been the Vice President - Real Estate of United Retail Incorporated since November 1994. Previously, he was Vice President - Real Estate of Payless Shoesource, a division of May Department Stores, Inc., since before 1993.

                  Charles E. Naff, age 54, has been the Vice President - Sales of United Retail Incorporated since August 1996 and was the Director of Stores of United Retail Incorporated from March 1994 to November 1993. He was the Vice President - Store Operations of Leejay Bed and Bath, a retail chain, between August 1996 and March 1994 and was the Senior Vice President - Operations of The Children's Place, a retail chain, from November 1993 to before 1993.

                  Bradley Orloff, age 40, has been the Vice President - Marketing of United Retail Incorporated since before 1993.

                  Robert Portante, age 46, has been the Vice President - MIS of United Retail Incorporated since November 1994. Previously, he was Vice President - MIS of Brooks Fashion Stores, Inc. ("Brooks"), a retail store chain, since before 1993. Brooks filed as debtor-in-possession under the United States Bankruptcy Code.

                  Fredric E. Stern, age 49, has been the Vice President - Controller of United Retail Incorporated since before 1993.

                  The term of office of these executive officers will expire at the 1998 annual meeting of stockholders, scheduled to be held in May 1998.

                  The section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement is incorporated herein by reference.

Item 11.          Executive Compensation.

                  The sections captioned "Executive Compensation" and "Report of Compensation Committee" in the 1998 Proxy Statement are incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

                  The sections captioned "Security Ownership of Principal Stockholders" and "Security Ownership of Management" in the 1998 Proxy Statement are incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions.

                  The section captioned "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference.

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

The following exhibits are filed herewith:

Number   Description
------   -----------

4.1      Amended By-Laws of the Corporation

10.1 Restated Stockholders' Agreement, dated December 23, 1992 between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

10.2 Private Label Credit Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank (Confidential portions have been deleted and filed separately with the Secretary of the Commission)

10.3 Financial Statements of Retirement Savings Plan for year ended December 31, 1997

10.4*    Restated 1990 Stock Option Plan as of March 6, 1998

10.5*    Restated 1990 Stock Option Plan as of May 28, 1996

10.6*    Restated 1996 Stock Option Plan as of March 6, 1998

10.7*    Restated 1989 Performance Option Plan as of March 6, 1998

13 Sections of 1997 Annual Report to Stockholders (including opinion of Independent Public Accountants) that are incorporated by reference in response to the items of the Annual Report on Form 10-K

23.1     Consent of Independent Public Accountants for the Corporation

23.2     Consent of Independent Public Accountants for Retirement Savings Plan

27       Financial Data Schedule

         The form of Additional Options set forth as the Appendix to the Corporation's proxy statement on Schedule 14A for its 1998 annual meeting of stockholders is incorporated herein by reference.*

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing   Description
----------------   -----------

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

Number in Filing   Description
----------------   -----------

3.1                Amended and Restated Certificate of Incorporation of
                   Registrant

4.1                Specimen Certificate for Common Stock of Registrant

10.2.1 Software License Agreement, dated as of April 30, 1989, between The Limited Stores, Inc. and Sizes Unlimited, Inc. (now known as United Retail Incorporated)

10.2.2   Amendment to Software License Agreement, dated December 10, 1991

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

10.34* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and George R. Remeta

10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and ALGLP



10.39 First Refusal Agreement, dated as of August 31, 1989, between the Corporation and ALGLP

10.43 Credit Plan Agreement, dated June 3, 1992, among the Corporation, Sizes Unlimited, Inc. and Citibank

-------------

         (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended January 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                       UNITED RETAIL GROUP, INC.


                                   By:  /s/ RAPHAEL BENAROYA
                                        ----------------------------------------
                                        RAPHAEL BENAROYA
                                        Raphael Benaroya, Chairman of the Board,
                                        President and Chief  Executive Officer

Date:  April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                         Date

/s/ RAPHAEL BENAROYA
--------------------------------
Raphael  Benaroya                   Chairman  of the Board,       April 15, 1998
Principal Executive Officer         President, Chief Executive
                                    Officer and Director

/s/ GEORGE R. REMETA
--------------------------------
George R. Remeta                    Vice Chairman,                April 15, 1998
Principal Financial Officer         Chief Financial Officer,
                                    Secretary and Director

/s/ JON GROSSMAN
--------------------------------
Jon Grossman                        Vice President - Finance      April 15, 1998
                                    Principal Accounting Officer

/s/ JOSEPH A. ALUTTO
--------------------------------
Joseph A. Alutto                    Director                      April 15, 1998


/s/ RUSSELL BERRIE
--------------------------------
Russell Berrie                      Director                      April 15, 1998


/s/ JOSEPH CIECHANOVER
--------------------------------
Joseph Ciechanover                  Director                      April 15, 1998


/s/ ILAN KAUFTHAL
--------------------------------
Ilan Kaufthal                       Director                      April 15, 1998


/s/ VINCENT P. LANGONE
--------------------------------
Vincent P. Langone                  Director                      April 15, 1998


/s/ CHRISTINA A. MOHR
--------------------------------
Christina A. Mohr                   Director                      April 15, 1998


/s/ RICHARD W. RUBENSTEIN
--------------------------------
Richard W. Rubenstein               Director                      April 15, 1998

UNITED RETAIL GROUP, INC.           EXHIBIT INDEX

The following exhibits are filed herewith:

Number   Description
------   -----------

4.1      Amended By-Laws of the Corporation

10.1 Restated Stockholders' Agreement, dated December 23, 1992 between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

10.2 Private Label Credit Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank (Confidential portions have been deleted and filed separately with the Secretary of the Commission)

10.3 Financial Statements of Retirement Savings Plan for year ended December 31, 1997

10.4*    Restated 1990 Stock Option Plan as of March 6, 1998

10.5*    Restated 1990 Stock Option Plan as of May 28, 1996

10.6*    Restated 1996 Stock Option Plan as of March 6, 1998

10.7*    Restated 1989 Performance Option Plan as of March 6, 1998

13 Sections of 1997 Annual Report to Stockholders (including opinion of Independent Public Accountants) that are incorporated by reference in response to the items of the Annual Report on Form 10-K

23.1     Consent of Independent Public Accountants for the Corporation

23.2     Consent of Independent Public Accountants for Retirement Savings Plan

27       Financial Data Schedule


The form of Additional Options set forth as the Appendix to the Corporation's proxy statement on Schedule 14A for its 1998 annual meeting of stockholders is incorporated herein by reference.*

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing   Description
----------------   -----------

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

10.2 Gloria Vanderbilt Sleepwear Sublicense Agreement, dated May 22, 1995, between United Retail Incorporated and ALGLP

The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 28, 1995 are incorporated herein by reference:

Number in Filing   Description
-----------------  -----------

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

Number in Filing   Description
----------------   -----------

3.1                Amended and Restated Certificate of Incorporation of
                   Registrant

4.1                Specimen Certificate for Common Stock of Registrant

10.2.1 Software License Agreement, dated as of April 30, 1989, between The Limited Stores, Inc. and Sizes Unlimited, Inc. (now known as United Retail Incorporated)

10.2.2             Amendment to Software License Agreement, dated December 10,
                   1991

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

---------------------

         *A compensatory plan for the benefit of the Corporation's management or a management contract.