Form 10-Q
period 1998-05-02
UNITED RETAIL GROUP INC/DE
filed 1998-06-15
CIK 881905

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number  00019774

                          United Retail Group, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                             51 0303670
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

365 West Passaic Street, Rochelle Park, NJ                   07662
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (201)  845-0880

_____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

YES ____   NO ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of May 2, 1998, 13,085,388 shares of the registrant's common stock, $.001 par value per share, were outstanding.

ITEM 1. FINANCIAL STATEMENTS

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 MAY 2,         JANUARY 31,       MAY 3,
                                                                                 1998             1998             1997
                                                                               ---------        ---------        ---------
                     ASSETS                                                   (UNAUDITED)                        (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                   $  31,221        $  31,122        $  11,997
   Income taxes receivable                                                            --               --              231
   Accounts receivable                                                             1,625              571            1,627
   Inventory                                                                      48,326           38,003           46,638
   Prepaid rents                                                                   4,007            3,999            4,438
   Other prepaid expenses                                                          2,757            2,607            2,720
                                                                               ---------        ---------        ---------

    Total current assets                                                          87,936           76,302           67,651

Property and equipment, net                                                       47,221           48,231           53,088
Deferred charges and other intangible assets,
  net of accumulated amortization of $1,878, $1,784
  and $1,522                                                                       6,964            7,058            6,971
Deferred income taxes                                                                971            2,685               --
Other assets                                                                         375              451              711
                                                                               ---------        ---------        ---------
    Total assets                                                               $ 143,467        $ 134,727        $ 128,421
                                                                               =========        =========        =========

                  LIABILITIES
Current liabilities:
  Current portion of distribution center financing                             $   1,072        $   1,052        $     992
  Accounts payable, trade                                                         17,182           12,596           16,474
  Accrued expenses                                                                20,808           18,779           13,335
                                                                               ---------        ---------        ---------
    Total current liabilities                                                     39,062           32,427           30,801


Distribution center financing                                                     10,033           10,308           11,104
Other long-term liabilities                                                        6,749            6,948            7,892
                                                                               ---------        ---------        ---------
    Total liabilities                                                             55,844           49,683           49,797
                                                                               ---------        ---------        ---------

             STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
   1,000,000; none issued
Common stock, $.001 par value; authorized 30,000,000; issued 13,759,100,
   12,680,375, 12,680,375; outstanding 13,085,388,
   12,190,375, 12,190,375                                                             14               13               13
Additional paid-in capital                                                        77,345           78,259           78,259
Retained earnings                                                                 11,924            7,354              934
Treasury stock (673,712, 490,000, 490,000
   shares) at cost                                                                (1,660)            (582)            (582)
                                                                               ---------        ---------        ---------
    Total stockholders' equity                                                    87,623           85,044           78,624
                                                                               ---------        ---------        ---------
    Total liabilities and stockholders' equity                                 $ 143,467        $ 134,727        $ 128,421
                                                                               =========        =========        =========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                              THIRTEEN WEEKS ENDED
                                        --------------------------------

                                           MAY 2,              MAY 3,
                                            1998                1997
                                        ------------        ------------
Net sales                               $     94,943        $     87,022

Cost of goods sold, including
  buying and occupancy costs                  67,823              68,815
                                        ------------        ------------

   Gross profit                               27,120              18,207

General, administrative and
  store operating expenses                    19,907              19,680
                                        ------------        ------------

   Operating income (loss)                     7,213              (1,473)

Interest (income) expense, net                  (140)                102
                                        ------------        ------------

Income (loss) before income taxes              7,353              (1,575)

Provision for income taxes                     2,783                  14
                                        ------------        ------------

   Net income (loss)                    $      4,570        $     (1,589)
                                        ============        ============

Net income (loss)  per share
  Basic                                 $       0.35        $      (0.13)
                                        ============        ============
  Diluted                               $       0.34        $      (0.13)
                                        ============        ============

Weighted average number of
   shares outstanding
     Basic                                12,957,041          12,190,375
     Common stock equivalents
        (stock options)                      537,045              --
                                        ------------        ------------
     Diluted                              13,494,086          12,190,375
                                        ============        ============


The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THIRTEEN WEEKS ENDED
                                                                  ------------------------
                                                                   MAY 2,          MAY 3,
                                                                    1998            1997
                                                                  --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $  4,570        $ (1,589)
Adjustments to reconcile net income (loss) to net cash
  provided from (used in) operating activities:
    Depreciation and amortization of property and equipment          1,907           2,325
    Amortization of deferred charges and other
      intangible assets                                                 88              59
    Loss on disposal of assets                                          17              50
    Benefit from deferred income taxes                               1,714              --
    Deferred lease assumption revenue amortization                    (126)           (129)
Changes in operating assets and liabilities:
    Accounts receivable                                             (1,054)           (330)
    Income taxes                                                       619              (2)
    Inventory                                                      (10,323)         (5,860)
    Accounts payable and accrued expenses                            5,972             (29)
    Prepaid expenses                                                  (158)            (17)
    Other assets and liabilities                                         3              16
                                                                  --------        --------
Net Cash Provided from (Used in) Operating Activities                3,229          (5,506)
                                                                  --------        --------

INVESTING ACTIVITIES:
    Capital expenditures                                              (914)           (571)
    Deferred payment for property and equipment                         30              47
                                                                  --------        --------

Net Cash Used for Investing Activities                                (884)           (524)
                                                                  --------        --------

FINANCING ACTIVITIES:
    Repayments of long-term debt                                      (255)           (237)
    Issuance of loans to officers                                   (1,993)             --
    Exercise of stock options                                            2              --
                                                                  --------        --------

Net Cash Used in Financing Activities                               (2,246)           (237)
                                                                  --------        --------

Net increase (decrease) in cash and cash equivalents                    99          (6,267)
Cash and cash equivalents, beginning of period                      31,122          18,264
                                                                  --------        --------
Cash and cash equivalents, end of period                          $ 31,221        $ 11,997
                                                                  ========        ========



The accompanying notes are an integral part of the Consolidated Financial Statements.

                            UNITED RETAIL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.     BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of United Retail Group, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

        The consolidated financial statements as of and for the thirteen weeks ended May 2, 1998 and May 3, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.


2.      NET INCOME (LOSS) PER SHARE

        At the end of fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options. Shares issuable upon the exercise of stock options have not been included in the diluted earnings per share computation for the thirteen weeks ended May 3, 1997 because the effect of such would be anti-dilutive.

3.      FINANCING ARRANGEMENTS

        In 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64%. Interest and principal are payable in equal monthly installments beginning May 1, 1994. The loan is collateralized by a mortgage on the national distribution center owned by the Company in Troy, Ohio.

         In 1993, the Company executed a ten-year $7.0 million note bearing interest at 7.3%. Interest and principal are payable in equal monthly installments beginning November 1993. The note is collateralized by the material handling equipment in the distribution center.

         The Company and United Retail Incorporated, its subsidiary, (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended September 15, 1997 (the "Financing Agreement"), with The CIT Group/Business Credit, Inc.("CIT"). The Financing Agreement provides a revolving line of credit for a term of three years in the aggregate amount of $40 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

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

         At May 2, 1998, the combined availability of the Companies was $17.5 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $20.3 million and no loan had been drawn down. The Company's cash on hand was unrestricted.

4.      INCOME TAXES

        The provision for income taxes consists of (dollars in thousands):

                         Thirteen Weeks Ended
                         --------------------
                          May 2,       May 3,
                          1998         1997
                         ------       ------
Currently payable:
        Federal          $1,012       $   --
        State                56           14
                         ------       ------
                          1,068           14
                         ------       ------
Deferred:
        Federal           1,411           --
        State               304           --
                         ------       ------
                          1,715           --
                         ------       ------

                         $2,783       $   14
                         ======       ======

        Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows:

                                             Thirteen Weeks Ended
                                 --------------------------------------------
                                     May 2, 1998              May 3, 1997
                                 -----------------        -------------------
Tax at Federal rate              $ 2,573     35.0%        $  (536)     (34.0%)
State income taxes, net of           234      3.2%            (36)      (2.2%)
 federal benefit
Goodwill amortization                 18      0.2%             18        1.1%
Other                                (42)    (0.6%)             4        0.2%
Valuation Allowance                    0      0.0%            564       35.8%
                                 -------      ----         -------      ----

                                 $ 2,783     37.8%        $    14        0.9%
                                 =======     ====         =======       ====

     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset are as follows:

Assets:
         Inventory                          $  184
         Accruals and reserves               1,897
         Compensation                           17
         NOL and credit carryforwards        1,439
                                            ------
                                             3,537
                                            ------

Liabilities:
         Depreciation                        2,566
                                            ------
                                             2,566
                                            ------

         Net deferred tax asset             $  971
                                            ======

         Future realization of the tax benefits attributable to these existing deductible temporary differences ultimately depends on the existence of sufficient taxable income within the carryforward period available under the tax law at the time of the tax deduction. Based on management's assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings or available carrybacks.

         At May 2, 1998, the Company has pre-acquisition net operating loss carryforwards, aggregating approximately $0.5 million, available to reduce future taxable income in certain states, expiring through 2004.

         The Company's federal income tax returns for fiscal 1994, fiscal 1995 and fiscal 1996 are being audited by the Internal Revenue Service. Management believes that the results of the audits will not have a material adverse effect on the Company's financial condition or results of operations.

5.       ADVANCES TO OFFICERS

         Advances were made on February 13, 1998 in the amount of $1.6 million to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer, and $0.2 million to George R. Remeta, the Company's Vice Chairman and Chief Financial Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with their exercise of stock options. Interest is payable annually in cash at the prime rate. The advances have a term of four years subject to acceleration under certain circumstances and to call by the Company after two years with respect to half of the principal amount. Payment of the advances is secured by a pledge of the shares of the Company's Common Stock issued upon the option exercises in the amount of 777,925 shares issued to Mr. Benaroya and 116,888 shares issued to Mr. Remeta. Each advance is a full recourse obligation of the borrower.

6.      SUPPLEMENTAL CASH FLOW INFORMATION

        Net cash flow from operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                   Thirteen Weeks Ended
                                   --------------------
                                    May 2,      May 3,
                                    1998         1997
                                   -----        -----
Cash interest:
Interest (income) expense,
net per statements of
operations                         $(140)       $ 102

Less: Non-cash
interest expense                     (11)         (15)

Net cash interest (income)
expense, including interest
income of $438 and $177            $(151)       $  87
                                   =====        =====

Net income tax
payments                           $ 449        $  16
                                   =====        =====


        Non-cash financing activities include the exercise of 1,078,125 stock options in exchange for 183,512 shares of common stock.

7.      CONTINGENCY FOOTNOTE

        The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will not have a material effect on the Company's financial condition or results of operations.

8.      SUBSEQUENT EVENTS

        In May 1998, the Company realized a capital gain of $3.1 million on the sale of its minority equity interest in a privately held apparel design and manufacturing firm for cash. The gain will be reported as non-operating income.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1998 VERSUS FIRST QUARTER FISCAL 1997

         Net sales for the first quarter of Fiscal 1998 increased 9.1% from the first quarter of Fiscal 1997, to $94.9 million from $87.0 million, principally from an increase in average price. Average stores open decreased from 567 to 522 as underperforming stores were closed. (For the month of May 1998, net sales increased 20.7% from May 1997, to $37.0 million from $30.6 million.) Comparable store sales for the first quarter of Fiscal 1998 increased 15.0%. (For the month of May 1998, comparable store sales increased 27.0%.) There is no assurance that comparable store sales will continue to increase.

         Gross profit increased by $8.9 million to $27.1 million in the first quarter of Fiscal 1998 from $18.2 million in the first quarter of Fiscal 1997, increasing as a percentage of net sales to 28.6% from 20.9%. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in the merchandise margin rate and a decrease in buying and occupancy costs as a percentage of net sales. (The merchandise margin rate increased substantially in May 1998 compared with May 1997.) There is no assurance that the merchandise margin rate will continue to increase.

         General, administrative and store operating expenses were $19.9 million in the first quarter of Fiscal 1998, compared to $19.7 million in the first quarter of Fiscal 1997, principally as a result of increases in bonus compensation and in insurance costs, partially offset by premiums received on proprietary credit card purchases (see, "- Liquidity and Capital Resources"). As a percentage of net sales, general, administrative and store operating expenses decreased to 21.0% from 22.6%.

         During the first quarter of Fiscal 1998, the Company had operating income of $7.2 million (7.6% of sales), compared to an operating loss of $1.5 million in the first quarter of Fiscal 1997.

         Net interest income was $0.1 million in the first quarter of Fiscal 1998 compared to net interest expense of $0.1 million in the first quarter of Fiscal 1997, primarily from larger bank deposits.

         The Company had a provision for income taxes of $2.8 million in the first quarter of Fiscal 1998 and of $14,000 in the first quarter of Fiscal 1997.

         The Company had net income of $4.6 million for the first quarter of Fiscal 1998 compared with a net loss of $1.6 million in the first quarter of Fiscal 1997. There is no assurance that the Company will continue to be profitable.

TREND IN TRANSACTIONS

         The Company's average number of transactions per store declined in each of the last five fiscal years. The cumulative adverse effect on net sales per store has been material. (The average number of transactions per store in the first quarter of Fiscal 1998 was slightly higher than in the first quarter of Fiscal 1997 but there is no assurance that the annual average for Fiscal 1998 will be higher.)


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities in the first quarter of Fiscal 1998 was $3.2 million.

         The Company's cash on hand was $31.2 million at May 2, 1998, $12.0 million at May 3, 1997 and $31.1 million at January 31, 1998.

         Inventory increased to $48.3 million at May 2, 1998 from $46.6 million at May 3, 1997 and $38.0 million at January 31, 1998. The Company's inventory levels peak in early May and November/December. During Fiscal 1997, the highest inventory level was $52.1 million.

         Import purchases are made in U.S. dollars and are generally financed by trade letters of credit. As of May 2, 1998, trade letters of credit for the account of the Company were outstanding in the amount of $17.5 million. (A standby letter of credit was also outstanding for $2.0 million as collateral for obligations in the ordinary course of business under casualty insurance policies.) Import purchases constituted approximately 48% of total purchases in Fiscal 1997.

         Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor.

         United Retail Group, Inc. and United Retail Incorporated, its subsidiary (collectively, the "Companies"), are parties to a Financing Agreement, dated August 15, 1997, as amended September 15, 1997 (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term of three years in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

         Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to either of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and
(y) at CIT's
option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to either of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At May 2, 1998, the combined availability of the Companies was $17.5 million; no balance was in a Pledged Account; no loan had been drawn down; and the Company's cash on hand was unrestricted.)

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

         Purchases of Company merchandise made by customers with the Company's proprietary credit cards were paid for daily at a discount by a bank through November 30, 1997. Commencing December 1, 1997, however, the bank has paid a premium, instead of taking a discount, on proprietary credit card purchases.

         The Credit Plan Agreement between the Companies and the bank (the "Credit Agreement") provides for the issuance of the Company's proprietary credit cards by the bank and contains financial covenants that require that the Company's (i) consolidated tangible net worth not be less than the sum of $32 million plus for each complete fiscal year ended after February 1, 1992 for which net income has been positive, 50% of net income, and (ii) consolidated fixed charges ratio for the four preceding fiscal quarters combined not be less than 1.0:1.0.

         The Companies terminated the Credit Agreement effective January 30, 1999 and entered into a contract with another bank to issue the Company's proprietary credit cards after January 30, 1999 and to purchase from the first bank the accounts receivable from credit card customers.

         The Company believes that its cash on hand, the availability of credit under the Financing Agreement and cash flows from operating activities, including payments by the bank under the Credit Agreement, will be adequate to meet anticipated working capital needs, including seasonal financing needs, for the next 12 months. This paragraph constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

         In May 1998, the Company realized a capital gain of $3.1 million on the sale of its minority equity interest in a privately held apparel design and manufacturing firm for cash. The gain will be reported as non-operating income.

STORES

         The Company leased 521 retail stores at May 2, 1998, of which 302 stores were located in strip shopping centers, 196 stores were located in malls and 23 stores were located in downtown shopping districts. Total retail square footage was 2.1 million square feet compared to 2.2 million square feet at May 3, 1997.

         The Company intends to pay the costs of opening new stores and remodeling existing stores from its cash on hand. New stores and newly remodeled stores will use the Avenue Plus trade name.

         The preceding paragraph contains forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results".

TAX MATTERS

         The Company's federal income tax returns for Fiscal 1994, Fiscal 1995 and Fiscal 1996 are being audited by the Internal Revenue Service. Management believes that the results of the audits will not have a material adverse effect on the Company's financial condition or results of operations.

COMPUTER SYSTEMS

         The Company is modifying the applications software programs that are essential to its operations to accommodate dates after 1999 and its vendor is modifying the operating systems used by the Company. The cost of future modifications is expected to be less than $1.0 million.

         The Company has scheduled 268 projects to analyze and, if necessary, modify applications software programs to ensure that all systems are Year 2000 compliant. As of May 2, 1998, 187 projects were completed, 33 projects were underway and 48 projects were scheduled to begin later in Fiscal 1998. The programs being modified are being installed as part of each project. Integrated testing of all the Company's systems, including operating systems, is scheduled to be completed in Fiscal 1998. There is no assurance, however, that integrated testing will not reveal the need for further modifications.

         The preceding paragraphs contain forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

FUTURE RESULTS

         Future results could differ materially from those currently anticipated by the Company due to (i) miscalculation of fashion trends, (ii) shifting shopping patterns, both within the specialty store sector and in other channels of distribution, (iii) extreme or unseasonable weather conditions, (iv) imposition by the bank that now issues the Company's proprietary credit cards of more onerous fees and finance charges to be paid by credit card customers (the late fees charged to delinquent credit card customers were increased substantially by the bank in February 1998), (v) inability of the computer links between the Company and certain of its banks to accommodate dates after 1999,
(vi) economic downturns, weakness in overall consumer demand, and variations in the demand for women's fashion apparel, (vii) imposition by vendors, or their third-party factors, of more onerous payment terms for domestic merchandise purchases, (viii) acceleration in the rate of business failures and inventory liquidations in the specialty store sector of the women's apparel industry, (ix) disruptions in the sourcing of merchandise abroad, including (a) political instability and economic distress in South Asia, (b) China's claims to sovereignty over Taiwan, (c) North Korea's claims to sovereignty over South Korea, (d) exchange rate fluctuations, (e) trade sanctions or restrictions, (f) changes in quota and duty regulations, (g) delays in shipping or (h) increased costs of transportation, and (x) disruptions in the telecommunications, banking, transportation and utilities industries caused by the inability of their systems to accommodate dates after 1999.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

         The following options to purchase shares of the Company's common stock were issued without registration under the Securities Act of 1933 (the "Securities Act"):

                                                              Number of
         Date of Grant              Class of Grantee          Underlying Shares    Exercise Price

         5/21/98                    Directors                   20,000            $11.50 to $12.08
         5/21/98                    Officers                   300,000            $6.3125
                                                               -------
         Total:                                                320,000
                                                               =======

         The grantees were one non-employee director and two senior officers of the Company.

         Options become exercisable in five equal annual installments commencing one year after the date of grant except for one grant of 17,000 options to a director that becomes exercisable as to 11,000 shares after six months, an additional 1,500 shares after one year and 1,500 shares annually thereafter.

         The above grants were exempt from the registration provisions of the Securities Act under Section 4(2) thereof because all the grantees are members of the management of the issuer. Nevertheless, the Company intends to file a registration statement with respect to the options before they become exercisable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The sixth Annual Meeting of Stockholders (the "Meeting") was held on May 21, 1998.

         (c) The Meeting elected directors for terms ending at the seventh Annual Meeting of Stockholders, as follows:

Name                        For                 Withhold Authority to Vote
----                        ---                 --------------------------

Joseph A. Alutto            12,063,833          454,707
Raphael Benaroya            12,060,064          458,476
Russell Berrie              12,063,833          454,707
Joseph Ciechanover          12,052,833          465,707
Ilan Kaufthal               12,051,780          466,760
Vincent Langone             12,064,100          454,440
George R. Remeta            12,060,119          458,421
Richard W. Rubenstein       12,063,833          454,707

         The grant of additional employee stock options to purchase a total of 300,000 shares of the Company's common stock at an exercise price of $6.3125 per share was approved by a vote of 10,615,519 for, 1,851,256 against and 51,765 abstain at the Meeting.

ITEM 6.  EXHIBITS


                  The following exhibits are filed herewith:

                  Number            Description

                  10.1* 1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya

                  10.2* 1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta

                  27                Financial Data Schedule

                  The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

                  Number in Filing  Description

                  4.1               Amended By-Laws of the Corporation

                  10.1 Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

                  10.2 Private Label Credit Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank (Confidential portions have been deleted and filed separately with the Secretary of the Commission)

                  10.4*             Restated 1990 Stock Option Plan as of March
                                    6, 1998

                  10.5*             Restated 1990 Stock Option Plan as of May
                                    28, 1996

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

                  10.34* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and George
                                    R. Remeta

                  10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and ALGLP

                  10.39 First Refusal Agreement, dated as of August 31, 1989, between the Corporation and ALGLP

                  10.43 Credit Plan Agreement, dated June 3, 1992, among the Corporation, Sizes Unlimited, Inc. and Citibank

         -------------

         (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended May 2, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                       UNITED RETAIL GROUP, INC.

                  By:     /s/ GEORGE R. REMETA
                          George R. Remeta, Vice Chairman of the Board and Chief
                                Financial Officer - Authorized Signatory

                  By:      /s/ JON GROSSMAN
                         Jon Grossman, Vice President  - Finance and Chief
                                 Accounting Officer

Date:                    June 5, 1998

                                  EXHIBIT INDEX

         The following exhibits are filed herewith:

                  Number            Description

                  10.1* 1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya

                  10.2* 1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta

                  27                Financial Data Schedule

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

                  Number in Filing  Description

                  4.1               Amended By-Laws of the Corporation

                  10.1 Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

                  10.2 Private Label Credit Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank (Confidential portions have been deleted and filed separately with the Secretary of the Commission)

                  10.4*             Restated 1990 Stock Option Plan as of March
                                    6, 1998

                  10.5*             Restated 1990 Stock Option Plan as of May
                                    28, 1996

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

         -----------------

         *A compensatory plan for the benefit of the Corporation's management or a management contract.