Form 10-Q
period 1998-08-01
UNITED RETAIL GROUP INC/DE
filed 1998-09-15
CIK 881905

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number  00019774 _______

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

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X          NO
   -------          ------


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

YES               NO
    -----            ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of August 1, 1998, 13,086,988 shares of the registrant's common stock, $.001 par value per share, were outstanding.

ITEM 1. FINANCIAL STATEMENTS                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (dollars in thousands)

                                                      AUGUST 1,   JANUARY 31,   AUGUST 2,
                                                        1998         1998         1997
                                         ASSETS      (UNAUDITED)               (UNAUDITED)
Current assets:
   Cash and cash equivalents                            $50,641      $31,122      $19,806
   Accounts receivable                                      766          571        1,351
   Inventory                                             38,040       38,003       38,655
   Prepaid rents                                          3,987        3,999        4,351
   Other prepaid expenses                                 2,442        2,607        2,854
                                                       --------     --------     --------
      Total current assets                               95,875       76,302       67,017

Property and equipment, net                              46,146       48,231       51,237
Deferred charges and other intangible assets,
  net of accumulated amortization of $1,971, $1,784
  and $1,609                                              6,866        7,058        7,105
Deferred income taxes                                     1,172        2,685            -
Other assets                                                363          451          251
                                                       --------     --------     --------
    Total assets                                       $150,423     $134,727     $125,610
                                                       ========     ========     ========

                                       LIABILITIES
Current liabilities:
  Current portion of distribution center financing       $1,093       $1,052       $1,012
  Accounts payable, trade                                12,107       12,596       11,731
  Accrued expenses                                       21,202       17,400       14,472
  Income taxes payable                                    4,758        1,379        1,133
                                                       --------     --------     --------
    Total current liabilities                            39,160       32,427       28,348

Distribution center financing                             9,751       10,308       10,844
Other long-term liabilities                               6,625        6,948        7,443
                                                       --------     --------     --------
    Total liabilities                                    55,536       49,683       46,635
                                                       --------     --------     --------

                                   STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; authorized
   1,000,000; none issued
Common stock, $.001 par value; authorized                    14           13           13
   30,000,000;  issued (13,760,300, 12,680,375
   and 12,680,375);  outstanding (13,086,988,
   12,190,375, and 12,190,375)
Additional paid-in capital                               77,370       78,259       78,259
Retained earnings                                        19,162        7,354        1,285
Treasury stock (673,312, 490,000, and 490,000)           (1,659)        (582)        (582)
   shares at cost
                                                       --------     --------     --------
    Total stockholders' equity                           94,886       85,044       78,975
                                                       --------     --------     --------
    Total liabilities and stockholders' equity         $150,423     $134,727     $125,610
                                                       ========     ========     ========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                         ---------------------------------        ---------------------------------
                                           AUGUST 1,            AUGUST 2,           AUGUST 1,            AUGUST 2,
                                             1998                 1997                1998                 1997
                                         ------------         ------------        ------------         ------------
Net sales                                $    102,175         $     93,076        $    197,118         $    180,098

Cost of goods sold, including
  buying and occupancy costs                   73,419               72,728             141,242              141,543
                                         ------------         ------------        ------------         ------------

   Gross profit                                28,756               20,348              55,876               38,555

General, administrative and
  store operating expenses                     20,947               19,800              40,854               39,480
                                         ------------         ------------        ------------         ------------

   Operating income (loss)                      7,809                  548              15,022                 (925)

Non-operating income                            3,113                   --               3,113                   --

Interest (income) expense, net                   (355)                  11                (495)                 113
                                         ------------         ------------        ------------         ------------

Income (loss) before income taxes              11,277                  537              18,630               (1,038)

Provision for income taxes                      4,039                  186               6,822                  200
                                         ------------         ------------        ------------         ------------

   Net income (loss)                     $      7,238         $        351        $     11,808         ($     1,238)
                                         ============         ============        ============         ============

Net income (loss) per share
  Basic                                  $       0.55         $       0.03        $       0.91         ($      0.10)
                                         ============         ============        ============         ============
  Diluted                                $       0.52         $       0.03        $       0.85         ($      0.10)
                                         ============         ============        ============         ============

Weighted average number of
   shares outstanding
       Basic                               13,086,645           12,190,375          13,022,015           12,190,375
       Common stock equivalents
                (stock options)               873,867              718,977             842,654                   --
                                         ------------         ------------        ------------         ------------
       Diluted                             13,960,512           12,909,352          13,864,669           12,190,375
                                         ============         ============        ============         ============



The accompanying notes are an integral part of the Consolidated Financial Statements.

                         UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)

                                                                    TWENTY-SIX WEEKS ENDED
                                                                   -------------------------
                                                                   AUGUST 1,        AUGUST 2,
                                                                     1998             1997
                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $ 11,808         ($ 1,238)
Adjustments to reconcile net income (loss) to net cash
  provided from operating activities:
    Depreciation and amortization of property and equipment           3,742            4,505
    Amortization of deferred charges and other
      intangible assets                                                 178              119
    (Gain) loss on disposal of assets                                   (75)             162
    Gain on sale of investments                                      (3,113)             (43)
    Compensation expense                                                 61               --
    Benefit from deferred income taxes                                1,513               --
    Deferred lease assumption revenue amortization                     (425)            (259)
Changes in operating assets and liabilities:
    Accounts receivable                                                (195)             (54)
    Income taxes                                                      3,379              229
    Inventory                                                           (37)           2,123
    Accounts payable and accrued expenses                             3,816           (2,598)
    Prepaid expenses                                                    177              (64)
    Other assets and liabilities                                       (233)             (501)
                                                                   --------         --------
Net Cash Provided From Operating Activities                          20,596            2,381
                                                                   --------         --------

INVESTING ACTIVITIES:
    Capital expenditures                                             (1,802)          (1,012)
    Deferred payment for property and equipment                         (78)             144
    Proceeds from sale of investment and lease                        3,345              506
                                                                   --------         --------

Net Cash Provided From (Used For) Investing Activities                1,465             (362)
                                                                   --------         --------

FINANCING ACTIVITIES:
    Repayments of long-term debt                                       (516)            (477)
    Issuance of loans to officers                                    (2,033)              --
    Exercise of stock options                                             7               --
                                                                   --------         --------

Net Cash Used In Financing Activities                                (2,542)            (477)
                                                                   --------         --------

Net increase in cash and cash equivalents                            19,519            1,542
Cash and cash equivalents, beginning of period                       31,122           18,264
                                                                   --------         --------
Cash and cash equivalents, end of period                           $ 50,641         $ 19,806
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

        The consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report and 1997 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

        Certain prior year balances have been reclassified to conform with the fiscal 1997 presentation.


2.      NET INCOME (LOSS) PER SHARE

        At the end of fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options. Shares issuable upon the exercise of stock options have not been included in the diluted earnings per share computation for the twenty-six weeks ended August 2, 1997 because the effect would be anti-dilutive.

        For the thirteen and twenty-six weeks ended August 1, 1998, the net income per share would have been $0.40 and $0.76 basic, and $0.38 and $0.71 diluted, respectively, if the non-operating income, net of taxes, was excluded (see Note 7).

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

        At August 1, 1998, the combined availability of the Companies was $9.7 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $20.5 million and no loan had been drawn down. The Company's cash on hand was unrestricted.

4.      INCOME TAXES

        The provision for income taxes consists of (dollars in thousands):

                           Thirteen Weeks Ended         Twenty-Six Weeks Ended
                         ------------------------       ------------------------
                         August 1,       August 2,      August 1,      August 2,
                           1998            1997           1998           1997
                          -------         -------        -------        -------
Currently payable:
        Federal           $ 4,033         $   128        $ 5,045            128
        State                 208              58            264             72
                          -------         -------        -------        -------
                            4,241             186          5,309            200
                          -------         -------        -------        -------

Deferred:
        Federal              (166)              0          1,245              0
        State                 (36)              0            268              0
                          -------         -------        -------        -------
                             (202)              0          1,513              0
                          -------         -------        -------        -------

                          $ 4,039         $   186        $ 6,822        $   200
                          =======         =======        =======        =======

        Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                                      Thirteen Weeks Ended
                                     -----------------------------------------------------
                                         August 1, 1998                  August 2, 1997
                                     ----------------------         ----------------------
Tax at Federal rate                  $ 3,947          35.0%         $   182          34.0%
State income taxes, net of               112           1.0%              21           3.9%
 federal benefit
Goodwill amortization                     18           0.1%              18           3.3%
Other                                    (38)         (0.3%)              7           1.3%

Change in valuation allowance              0           0.0%             (42)         (7.9%)
                                     -------          ----          -------          ----
                                     $ 4,039          35.8%         $   186          34.6%
                                     =======          ====          =======          ====

                                                      Twenty-Six Weeks Ended
                                     -------------------------------------------------------
                                          August 1, 1998                  August 2, 1997
                                     ----------------------         ------------------------
Tax at Federal rate                  $ 6,520          35.0%         ($  353)         (34.0%)
State income taxes, net of               346           1.9%             (15)          (1.4%)
 federal benefit
Goodwill amortization                     36           0.2%              35            3.4%
Other                                    (80)         (0.5%)             11            1.0%
Change in valuation allowance              0           0.0%             522           50.2%
                                     -------          ----          -------          -----
                                     $ 6,822          36.6%         $   200           19.2%
                                     =======          ====          =======          =====

     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of August 1, 1998 are as follows (dollars in thousands):

         Assets:
                  Inventory                     $  184
                  Accruals and reserves          2,061
                  Credit carryforwards           1,479
                                                ------
                                                 3,724
                                                ------
         Liabilities:
                  Depreciation                   2,534
                  Compensation                      18
                                                ------
                                                 2,552
                                                ------

                  Net deferred tax asset        $1,172
                                                ======

        Future realization of the tax benefits attributable to these existing deductible temporary differences ultimately depends on the existence of sufficient taxable income within the carryforward period available under the tax law at the time of the tax deduction. Based on management's assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings.

        As of August 1, 1998, the Company has pre-acquisition net operating loss carryforwards, aggregating approximately $0.5 million, available to reduce future taxable income in certain states, expiring through 2004.

        The Company's federal income tax returns for fiscal 1994, fiscal 1995 and fiscal 1996 are being audited by the Internal Revenue Service. Management believes that the results of the audits will not have a material adverse effect on the Company's financial condition or results of operations.


5.      ADVANCES TO OFFICERS

        Advances were made on February 13, 1998 in the amount of $1.6 million to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer, and $0.2 million to George R. Remeta, the Company's Vice Chairman and Chief Financial Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with their exercise of stock options. Interest is payable annually in cash at the prime rate. The advances have a term of four years subject to acceleration under certain circumstances and to a call by the Company after two years with respect to half of the principal amount. Payment of the advances is secured by a pledge of the shares of the Company's Common Stock issued upon the option exercises in the amount of 777,925 shares issued to Mr. Benaroya and 116,888 shares issued to Mr. Remeta. Each advance is a full recourse obligation of the borrower.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

        Net cash flow from operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                 Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                -------------------------      -------------------------
                                August 1,       August 2,      August 1,       August 2,
                                  1998            1997           1998            1997
                                 -------         -------        -------         -------
Cash interest:

Interest expense
(income), net per
statements of operations         ($  355)        $    11        ($  495)        $   113

Less: Non-cash
interest expense                       6               3             17              13
                                 -------         -------        -------         -------

Net cash interest,
including interest income
of $616, $260,
$1,054 and $437                  ($  361)        $     8        ($  512)        $   100
                                 =======         =======        =======         =======

Income tax payments              $ 1,481         $    54        $ 1,930         $    70
                                 =======         =======        =======         =======

        Financing activities include the non-cash exercise of 1,076,955 stock options, with the exercise price paid by reducing the number of shares of common stock issued in lieu of cash payment.


7.      OTHER INCOME

        In May 1998, the Company realized a capital gain of $3.1 million on the sale of its minority interest in a privately held apparel design and manufacturing firm for cash. The gain is reported as non-operating income.


8.      CONTINGENCY FOOTNOTE

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1998 VERSUS SECOND QUARTER FISCAL 1997

         Net sales for the second quarter of Fiscal 1998 increased 9.8% from the second quarter of Fiscal 1997, to $102.2 million from $93.1 million, principally from an increase in average price. Average stores open decreased 7.9% from 560 to 516 as underperforming stores were closed. (For the month of August 1998, net sales decreased 4.2% from August 1997, to $22.1 million from $23.1 million.) Comparable store sales for the second quarter of Fiscal 1998 increased 15.5%. (For the month of August 1998, comparable store sales increased 1.6%.) There is no assurance that comparable store sales will continue to increase.

         Gross profit increased by $8.4 million to $28.8 million in the second quarter of Fiscal 1998 from $20.3 million in the second quarter of Fiscal 1997, increasing as a percentage of net sales to 28.1% from 21.9%. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease in buying and occupancy costs as a percentage of net sales and an increase in the merchandise margin rate. (The merchandise margin rate increased substantially in August 1998 compared with August 1997.)

         General, administrative and store operating expenses were $20.9 million in the second quarter of Fiscal 1998, compared to $19.8 million in the second quarter of Fiscal 1997, principally as a result of increases in bonus compensation and computer software expenses, partially offset by premiums received by the Company from a bank on proprietary credit card purchases of Company merchandise (see, "-Proprietary Credit Card"). As a percentage of net sales, general, administrative and store operating expenses decreased to 20.5% from 21.3%.

         During the second quarter of Fiscal 1998, the Company had operating income of $7.8 million (7.6% of sales), which excludes the capital gain referred to below, compared to operating income of $0.5 million in the second quarter of Fiscal 1997.

         Net interest income was $0.4 million in the second quarter of Fiscal 1998 compared to net interest expense of $11,000 in the second quarter of Fiscal 1997, primarily from interest earned on a higher level of cash and cash equivalents.

         The Company had a provision for income taxes of $4.0 million in the second quarter of Fiscal 1998 and of $0.2 million in the second quarter of Fiscal 1997.

         The Company had net income of $7.2 million for the second quarter of Fiscal 1998 compared with net income of $0.4 million in the second quarter of Fiscal 1997. There is no assurance that the Company will continue to be profitable.

         Net income for the second quarter of Fiscal 1998 included a capital gain on the sale of the Company's minority interest in a privately held apparel design and manufacturing firm of $3.1 million ($2.0 million after tax).

FIRST HALF FISCAL 1998 VERSUS FIRST HALF FISCAL 1997

         Net sales for the first half of Fiscal 1998 increased 9.5% from the first half of Fiscal 1997, to $197.1 million from $180.1 million, principally from an increase in average price. Average stores open decreased 7.8% from 563 to 519 as underperforming stores were closed. Comparable store sales for the first half of Fiscal 1998 increased 15.2%.

         Gross profit increased by $17.3 million to $55.9 million in the first half of Fiscal 1998 from $38.6 million in the first half of Fiscal 1997, increasing as a percentage of net sales to 28.3% from 21.4%. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease in buying and occupancy costs as a percentage of net sales and an increase in the merchandise margin rate.

         General, administrative and store operating expenses were $40.9 million in the first half of Fiscal 1998, compared to $39.5 million in the first half of Fiscal 1997, principally as a result of increases in bonus compensation and computer software expenses, partially offset by premiums received by the Company from a bank on proprietary credit card purchases of Company merchandise. As a percentage of net sales, general, administrative and store operating expenses decreased to 20.7% from 21.9%.

         During the first half of Fiscal 1998, the Company had operating income of $15.0 million (7.6% of sales), which excludes the capital gain referred to below, compared to an operating loss of $0.9 million in the first half of Fiscal 1997.

         Net interest income was $0.5 million in the first half of Fiscal 1998 compared to net interest expense of $0.1 million in the first half of Fiscal 1997, primarily from interest earned on a higher level of cash and cash equivalents.

         The Company had a provision for income taxes of $6.8 million in the first half of Fiscal 1998 and of $0.2 million in the first half of Fiscal 1997.

         The Company had net income of $11.8 million for the first half of Fiscal 1998, including a $2.0 million after tax capital gain, compared with a net loss of $1.2 million in the first half of Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities in the first half of Fiscal 1998 was $20.6 million.

         The Company's cash on hand was $50.6 million at August 1, 1998, $19.8 million at August 2, 1997 and $31.1 million at January 31, 1998.

         Inventory decreased to $38.0 million at August 1, 1998 from $38.7 million at August 2, 1997 and was $38.0 million at January 31, 1998. The Company's inventory levels peak in early May and November/December.
During Fiscal 1997, the highest inventory level was $52.1 million.

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

         United Retail Group, Inc. and United Retail Incorporated, its subsidiary (collectively, the "Companies"), are parties to a Financing Agreement, dated August 15, 1997, as amended September 15, 1997 (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term of three years in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of August 1, 1998, trade letters of credit for the account of the Company and supported by CIT were outstanding in the amount of $17.8 million. (A standby letter of credit supported by CIT was also outstanding for $2.0 million as collateral for obligations in the ordinary course of business under casualty insurance policies.)

         Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to either of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and
(y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to either of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At August 1, 1998, the combined availability of the Companies was $9.7 million; no balance was in a Pledged Account; no loan had been drawn down; and the Company's cash on hand was unrestricted.)

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

         The Company believes that its cash on hand, the availability of credit under the Financing Agreement and cash flows from operating activities will be adequate to meet anticipated working capital needs, including seasonal financing needs, for the next 12 months. This paragraph constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

         In May 1998, the Company sold its minority equity interest in a privately held apparel design and manufacturing firm for $3.1 million cash.

PROPRIETARY CREDIT CARD

         Purchases of Company merchandise made by customers with the Company's proprietary credit cards were paid for daily at a discount by a bank through November 30, 1997. Commencing December 1, 1997, however, the bank has paid a premium, instead of taking a discount, on proprietary credit card purchases. During the first half of Fiscal 1998, premiums paid to the Company by the bank had a material favorable effect on the Company's general, administrative and store operating expenses.

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

         The Companies terminated the Credit Agreement effective January 30, 1999 and entered into a contract with another bank to issue the Company's proprietary credit cards after January 30, 1999 and to purchase from the first bank the accounts receivable from credit card customers. There is no assurance either that discounts will not be taken by the bank on proprietary credit card purchases in Fiscal 1999 or that such discounts will not have a material adverse effect on the Company's general, administrative and store operating expenses in Fiscal 1999.

STORES

         The Company leased 509 retail stores at August 1, 1998, of which 300 stores were located in strip shopping centers, 185 stores were located in malls and 24 stores were located in downtown shopping districts. Total retail square footage was 2.0 million square feet at August 1, 1998 and August 29, 1998 compared to 2.2 million square feet at the respective dates a year earlier.

         The Company intends to pay the costs of opening new stores and remodeling existing stores from its cash on hand. New stores and newly remodeled stores will use the Avenue Plus trade name. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results".

TAX MATTERS

         The Company's federal income tax returns for Fiscal 1994, Fiscal 1995 and Fiscal 1996 are being audited by the Internal Revenue Service. Management believes that the results of the audits will not have a material adverse effect on the Company's financial condition or results of operations.

RENOVATING COMPUTERIZED SYSTEMS AND REPLACING EMBEDDED TECHNOLOGY

         The Company operates a nationwide chain of specialty apparel retail stores, imports a significant portion of its inventory, and makes a proprietary credit card available to its customers. The Company's operations are heavily dependent on date sensitive computerized systems and embedded technology, including (i) its management information systems, (ii) the technology, including microcontrollers, embedded in equipment at the Company's national distribution center, (iii) the system for issuing and processing trade letters of credit used by the bank (the "Letter of Credit Provider") that finances the Company's purchases of inventory abroad and (iv) links that will be established to the bank (the "Credit Card Bank") that will finance purchasers using the Company's proprietary credit card after 1999 (see, "-Proprietary Credit Card"). The Company's headquarters uses a date sensitive voicemail system. The Company's headquarters and stores are generally affected by date sensitive embedded technology used to control heating and ventilation and lighting.

         Computer programs and embedded technology, including the programs and technology on which the Company's operations depend, often will mishandle data that includes a year with digits after "99" (referred to below as "Year 2000 risks").

         The Company's management information systems department (the "MIS Department") is modifying the applications software programs that are essential to its management information systems to accommodate dates after 1999. The MIS Department has identified 268 projects to analyze and, if necessary, modify applications software programs to ensure that they are Year 2000 compliant. After being modified, programs are validated and implemented as part of each project. As of August 1, 1998, 198 projects were completed and 39 projects were underway. The Company's vendor has analyzed the operating systems used by the Company and is modifying those that were not Year 2000 compliant. (Year 2000 remediation of the applications software programs and operating systems essential to the Company's management information systems is referred to below as the "Year 2000 Project.") All work by the MIS Department and the Company's vendor is scheduled to be completed by late Fiscal 1998. Integrated testing of the Company's management information systems, including operating systems, is scheduled to be completed in late Fiscal 1998. There is no assurance, however, that integrated testing will not reveal the need for further modifications in the Company's management information systems.

         The Company has obtained written certification from the manufacturers of the equipment that performs essential functions at the national distribution center stating that the equipment is Year 2000 compliant. There is no assurance, however, that all the essential equipment at the national distribution center will function properly after 1999 or that any malfunctions that occur will not have a material adverse effect on the Company's logistics operations.

         The Company has no reason to believe that the trade letter of credit system used by the Letter of Credit Provider will be unable to accommodate dates after 1999. The Credit Card Bank has assessed its systems and is in the process of modifying its systems to make them Year 2000 compliant. There is no assurance, however, that these banking systems will function properly after 1999 or that any malfunctions that occur will not have a material adverse effect on the Company's sales. The Company has requested both banks to provide written statements describing the Year 2000 risks associated with the systems that will be used in connection with the Company's transactions.

         The Company believes that the embedded technology used in energy management systems to control heating and ventilation and lighting at its headquarters and its stores can quickly be bypassed manually in the event of a malfunction because of an inability to accommodate dates after 1999. There is no assurance, however, that any malfunctions that occur will not have a material adverse effect on the Company's operations.

         Early in Fiscal 1999, the Company will replace its voicemail system with one that is guaranteed to be Year 2000 compliant by the manufacturer.

         The cost of special purchases for the Year 2000 Project accrued through August 1, 1998 was approximately $0.3 million, substantially all of which was accrued in the first half of Fiscal 1998. Amounts equal to the internal and external costs of the Year 2000 Project, however, probably would have been spent on other software development projects, if the Year 2000 Project had not been necessary. Other software development projects deferred because of the Year 2000 Project probably would have improved the Company's operational efficiency but management does not believe that any of the deferred operational improvements would have been material to its operations.

         Budgeted costs of special purchases for the Year 2000 Project in the second half of Fiscal 1998 and in Fiscal 1999, respectively, are not material in relation to the Company's general, administrative and store operating expenses in the comparable previous six and twelve month periods. However, there is no assurance that unexpected additional costs will not be incurred. The budgeted cost of replacing the Company's voicemail system is not material.

         The inability of computerized systems and embedded technology in general to accommodate dates after 1999 may cause disruptions in the United States and abroad in the telecommunications, banking, credit card, transportation, utilities and apparel manufacturing industries and in government services. If such disruptions occur, they could have a material adverse effect on the entire specialty apparel retail industry, including the Company. The Company has not assessed industry-wide Year 2000 risks. The Company's contingency plan for Year 2000 risks that might affect the entire industry is to have multiple, geographically diverse vendors of each major category of goods, to the extent feasible. The Company will address industry-wide Year 2000 risks on an ad hoc basis as problems arise, principally by shifting purchase orders to vendors that are less troubled by Year 2000 problems than their competitors.

         The Company intends to modify its management information systems to make them Year 2000 compliant in all material respects and intends to ensure that the heating and ventilation, lighting and elevator controls at its headquarters will be Year 2000 compliant. There is no commercially viable alternative course of action, so the Company will not develop contingency plans for such Year 2000 risks.

         The Company's contingency plan for Year 2000 risks at its national distribution center is to replace as quickly as possible any essential equipment that has malfunctioned because of inability to accommodate dates after 1999.

         The Company has contingency plans with respect to heating and ventilation and lighting controls in its stores that have malfunctioned because of an inability to accommodate dates after 1999. For stores located in strip shopping centers, the Company will arrange as quickly as possible for local maintenance contractors to bypass manually any controls that have malfunctioned. For stores located in malls and downtown shopping districts, the Company will promptly notify landlords of systems that have malfunctioned and request immediate restoration of service. In the case of any unheated stores that have lights, the Company will also ask store managers to keep the stores open if weather conditions permit.

         There is no assurance that Year 2000 risks will not have a material adverse effect on the Company's operations and financial condition regardless of the Company's remediation efforts and contingency plans.

         The preceding paragraphs contain forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

FUTURE RESULTS

         Future results could differ materially from those currently anticipated by the Company due to unforeseeable problems that might arise and (i) miscalculation of fashion trends, (ii) shifting shopping patterns, both within the specialty store sector and in other channels of distribution, (iii) extreme or unseasonable weather conditions, (iv) imposition by the bank that now issues the Company's proprietary credit cards of more onerous fees and finance charges to be paid by credit card customers (the late fees charged to delinquent credit card customers were increased substantially by the bank in February 1998), (v) disruptions in the telecommunications, banking, credit card, transportation, utilities and apparel manufacturing industries in the United States and abroad caused by the inability of their computerized systems and embedded technology to accommodate dates after 1999, (vi) economic downturns, weakness in overall consumer demand, and variations in the demand for women's fashion apparel, (vii) imposition by vendors, or their third-party factors, of more onerous payment terms for domestic merchandise purchases, (viii) acceleration in the rate of business failures and inventory liquidations in the specialty store sector of the women's apparel industry, and (ix) disruptions in the sourcing of merchandise abroad, including (a) political instability and economic distress in South Asia, (b) China's claims to sovereignty over Taiwan, (c) North Korea's claims to sovereignty over South Korea, (d) exchange rate fluctuations, (e) trade sanctions or restrictions, (f) changes in quota and duty regulations, (g) delays in shipping, (h) increased costs of transportation or (i) disruptions in government services in the United States and abroad caused by the inability of computerized systems and embedded technology to accommodate dates after 1999, including delays in the issuance by the United States Customs Service of clearances on imported merchandise.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

         The following exhibit is filed herewith:

         Number                    Description
         ------                    -----------
         27                        Financial Data Schedule

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

         Number in Filing          Description
         ----------------          -----------
         10.1*                     1998 Stock Option Agreement, dated May 21,
                                   1998, between the Corporation and Raphael
                                   Benaroya

         10.2*                     1998 Stock Option Agreement, dated May 21,
                                   1998, between the Corporation and George R.
                                   Remeta

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

         Number in Filing          Description
         ----------------          -----------
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
         10.1                      Financing Agreement, dated August 15, 1997,
                                   among the Corporation, United Retail
                                   Incorporated and CIT

         10.2*                     Amendment No. 1 to Restated Supplemental
                                   Retirement Savings Plan

The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

         Number in Filing         Description
         ----------------         -----------
         10.1*                     Restated Supplemental Retirement Savings Plan

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 1996 are incorporated herein by reference:

         Number in Filing          Description
         ----------------          -----------
         10.3                      Amended and Restated Term Sheet Agreement for
                                   Hosiery, dated as of December 29, 1995,
                                   between The Avenue, Inc. and American
                                   Licensing Group, Inc. (Confidential portions
                                   have been deleted and filed separately with
                                   the Secretary of the Commission)

The following exhibit to the Corporation's Current Report on Form 8-K, dated March 22, 1996, is incorporated herein by reference:

         Number in Filing         Description
         ----------------         -----------
         10.3*                     Employment Agreement, dated March 1, 1996,
                                   between the Corporation and Kenneth P.
                                   Carroll

The following exhibits to the Corporation's Amended Current Report on Form 8-KA, dated May 22, 1995, are incorporated herein by reference:

         Number in Filing          Description
         ----------------          -----------
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

         (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended August 1, 1998.

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

                  By:    /S/ JON GROSSMAN
                         -------------------------------------------------------
                         Jon Grossman, Vice President  - Finance and Chief
                                 Accounting Officer

Date:                    September 11, 1998

                                  EXHIBIT INDEX


         The following exhibit is filed herewith:

         Number                    Description
         ------                    -----------

         27                        Financial Data Schedule

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

         Number in Filing          Description
         ----------------          -----------
         10.1*                     1998 Stock Option Agreement, dated May 21,
                                   1998, between the Corporation and Raphael
                                   Benaroya

         10.2*                     1998 Stock Option Agreement, dated May 21,
                                   1998, between the Corporation and George R.
                                   Remeta

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

         Number in Filing          Description
         ----------------          -----------
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
         10.1                      Financing Agreement, dated August 15, 1997,
                                   among the Corporation, United Retail
                                   Incorporated and CIT

         10.2*                     Amendment No. 1 to Restated Supplemental
                                   Retirement Savings Plan

The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

         Number in Filing          Description
         ----------------          -----------
         10.1*                     Restated Supplemental Retirement Savings Plan

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 1996 are incorporated herein by reference:

         Number in Filing          Description
         ----------------          -----------
         10.3                      Amended and Restated Term Sheet Agreement for
                                   Hosiery, dated as of December 29, 1995,
                                   between The Avenue, Inc. and American
                                   Licensing Group, Inc. (Confidential portions
                                   have been deleted and filed separately with
                                   the Secretary of the Commission)

The following exhibit to the Corporation's Current Report on Form 8-K, dated March 22, 1996, is incorporated herein by reference:

         Number in Filing          Description
         ----------------          -----------
         10.3*                     Employment Agreement, dated March 1, 1996,
                                   between the Corporation and Kenneth P.
                                   Carroll

The following exhibits to the Corporation's Amended Current Report on Form 8-KA, dated May 22, 1995, are incorporated herein by reference:

         Number in Filing          Description
         ----------------          -----------
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