Form 10-Q
period 1998-10-31
UNITED RETAIL GROUP INC/DE
filed 1998-11-25
CIK 881905

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number  00019774
                        --------


                            United Retail Group, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                              51 0303670
------------------------------                              -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)

365 West Passaic Street, Rochelle Park, NJ                         07662
------------------------------------------                       ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (201)  845-0880


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

      As of October 31, 1998, 13,089,588 shares of the registrant's common stock, $.001 par value per share, were outstanding.

ITEM 1. FINANCIAL STATEMENTS

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       OCTOBER 31,     JANUARY 31,   NOVEMBER 1,
                                                          1998            1998          1997
                                                       -----------     -----------   -----------
                                                       (UNAUDITED)                   (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                            $  30,720      $  31,122      $  14,758
   Accounts receivable                                      1,434            571          1,634
   Inventory                                               54,171         38,003         49,659
   Prepaid rents                                            4,010          3,999          4,299
   Other prepaid expenses                                   3,307          2,607          3,456
                                                        ---------      ---------      ---------
      Total current assets                                 93,642         76,302         73,806

Property and equipment, net                                47,272         48,231         49,993
Deferred charges and other intangible assets,
  net of accumulated amortization of $2,041, $1,784
  and $1,690                                                6,826          7,058          7,160
Deferred income taxes                                       1,383          2,685           --
Other assets                                                  363            451            252
                                                        ---------      ---------      ---------
    Total assets                                        $ 149,486      $ 134,727      $ 131,211
                                                        =========      =========      =========


                                   LIABILITIES
Current liabilities:
  Current portion of distribution center financing      $   1,115      $   1,052      $   1,031
  Accounts payable, trade                                  14,099         12,596         18,505
  Accrued expenses                                         20,058         17,400         13,904
  Income taxes payable                                        789          1,379            912
                                                        ---------      ---------      ---------
    Total current liabilities                              36,061         32,427         34,352

Distribution center financing                               9,464         10,308         10,579
Other long-term liabilities                                 6,573          6,948          7,271
                                                        ---------      ---------      ---------
    Total liabilities                                      52,098         49,683         52,202
                                                        ---------      ---------      ---------


                              STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
   1,000,000; none issued
Common stock, $.001 par value; authorized                      14             13             13
   30,000,000;  issued (13,762,900, 12,680,375
   and 12,680,375);  outstanding (13,089,588,
   12,190,375, and 12,190,375)
Additional paid-in capital                                 77,420         78,259         78,259
Retained earnings                                          21,613          7,354          1,319
Treasury stock (673,312, 490,000, and 490,000)
   shares at cost                                          (1,659)          (582)          (582)
                                                        ---------      ---------      ---------
    Total stockholders' equity                             97,388         85,044         79,009
                                                        ---------      ---------      ---------
    Total liabilities and stockholders' equity          $ 149,486      $ 134,727      $ 131,211
                                                        =========      =========      =========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                            THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                      -------------------------------    -------------------------------
                                        OCTOBER 31,       NOVEMBER 1,      OCTOBER 31,       NOVEMBER 1,
                                          1998              1997             1998              1997
                                      ------------      -------------    ------------      -------------
Net sales                             $     85,174      $     82,258     $    282,292      $    262,356

Cost of goods sold, including
  buying and occupancy costs                62,859            63,318          204,101           204,861
                                      ------------      ------------     ------------      ------------

   Gross profit                             22,315            18,940           78,191            57,495

General, administrative and
  store operating expenses                  18,884            18,833           59,738            58,313
                                      ------------      ------------     ------------      ------------

   Operating income (loss)                   3,431               107           18,453              (818)

Non-operating income                          --                --              3,113              --

Interest (income) expense, net                (388)               53             (883)              166
                                      ------------      ------------     ------------      ------------

Income (loss) before income taxes            3,819                54           22,449              (984)

Provision for income taxes                   1,368                20            8,190               220
                                      ------------      ------------     ------------      ------------

   Net income (loss)                  $      2,451      $         34     $     14,259      $(     1,204)
                                      ============      ============     ============      ============

Net income (loss) per share
  Basic                               $       0.19      $       0.00     $       1.09      $(      0.10)
  Diluted                             $       0.18      $       0.00     $       1.04      $(      0.10)
                                      ------------      ------------     ------------      ------------


Weighted average number of
   shares outstanding
       Basic                            13,089,076        12,190,375       13,044,368        12,190,375
       Common stock equivalents
                (stock options)            654,244           717,637          676,481              --
                                      ------------      ------------     ------------      ------------
       Diluted                          13,743,320        12,908,012       13,720,849        12,190,375
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

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                THIRTY-NINE WEEKS ENDED
                                                               -------------------------
                                                               OCTOBER 31,   NOVEMBER 1,
                                                                   1998          1997
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $ 14,259      $ (1,204)
Adjustments to reconcile net income (loss) to net cash
  provided from (used in) operating activities:
    Depreciation and amortization of property and equipment        5,438         6,579
    Amortization of deferred charges and other
      intangible assets                                              266           198
    (Gain) loss on disposal of assets                                (56)          185
    Gain on sale of investments                                   (3,113)          (43)
    Compensation expense                                             138          --
    Benefit from deferred income taxes                             1,302          --
    Deferred lease assumption revenue amortization                  (536)         (389)
Changes in operating assets and liabilities:
    Accounts receivable                                             (863)         (337)
    Income taxes                                                    (590)        1,141
    Inventory                                                    (16,168)       (8,881)
    Accounts payable and accrued expenses                          4,495         2,546
    Prepaid expenses                                                (711)         (614)
    Other assets and liabilities                                    (333)         (436)
                                                                --------      --------
Net Cash Provided From (Used In) Operating Activities              3,528        (1,255)
                                                                --------      --------

INVESTING ACTIVITIES:
    Capital expenditures                                          (4,643)       (1,941)
    Deferred payment for property and equipment                      202           191
    Proceeds from sale of investment and lease                     3,345          --
                                                                --------      --------

Net Cash Used For Investing Activities                            (1,096)       (1,750)
                                                                --------      --------

FINANCING ACTIVITIES:
    Repayments of long-term debt                                    (781)         (723)
    Issuance of loans to officers                                 (2,073)         --
    Debt issuance costs                                             --            (284)
    Exercise of stock options                                         20           506
                                                                --------      --------

Net Cash Used In Financing Activities                             (2,834)         (501)
                                                                --------      --------

Net decrease in cash and cash equivalents                           (402)       (3,506)
Cash and cash equivalents, beginning of period                    31,122        18,264
                                                                --------      --------
Cash and cash equivalents, end of period                        $ 30,720      $ 14,758
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

     The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report and 1997 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     Certain prior year balances have been reclassified to conform with the fiscal 1998 presentation.


2.   NET INCOME (LOSS) PER SHARE

     At the end of fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options. Shares issuable upon the exercise of stock options have not been included in the diluted earnings per share computation for the thirty-nine weeks ended November 1, 1997 because the effect would be anti-dilutive.

     For the thirteen and thirty-nine weeks ended October 31, 1998, the net income per share would have been $0.19 and $0.94 basic, and $0.18 and $0.90 diluted, respectively, if the non-operating income, net of taxes, was excluded (see Note 7).

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

     At October 31, 1998, the combined availability of the Companies was $20.3 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $18.8 million and no loan had been drawn down. The Company's cash on hand was unrestricted.

4.   INCOME TAXES

     The provision for income taxes consists of (dollars in thousands):

                            Thirteen Weeks Ended         Thirty-nine Weeks Ended
                         --------------------------    ---------------------------
                         October 31,    November 1,    October 31,     November 1,
                            1998            1997           1998           1997
                         -----------    -----------    -----------     -----------
Currently payable:
     Federal              $ 1,457         $     2        $ 6,502            130
     State                    122              18            386             90
                          -------         -------        -------        -------
                            1,579              20          6,888            220
                          -------         -------        -------        -------

Deferred:
     Federal                 (174)              0          1,071              0
     State                    (37)              0            231              0
                          -------         -------        -------        -------
                             (211)              0          1,302              0
                          -------         -------        -------        -------

                          $ 1,368         $    20        $ 8,190        $   220
                          =======         =======        =======        =======

     Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                                  Thirteen Weeks Ended
                                     ---------------------------------------------
                                       October 31, 1998          November 1, 1997
                                     --------------------       ------------------
Tax at Federal rate                  $ 1,337        35.0%       $    18      34.0%
State income taxes, net of                55         1.4%            18      32.4%
 federal benefit
Goodwill amortization                     18         0.5%            17      32.3%
Other                                    (42)       (1.1)%            6      11.5%
Change in valuation allowance              0         0.0%           (39)    (72.7)%
                                     -------        ----        -------     -----
                                     $ 1,368        35.8%       $    20      37.5%
                                     =======        ====        =======     =====


                                                      Thirty-nine Weeks Ended
                                     -------------------------------------------------------
                                          October 31, 1998               November 1, 1997
                                     ------------------------       ------------------------
Tax at Federal rate                  $ 7,857            35.0%       $  (335)          (34.0)%
State income taxes, net of               401             1.8%            90             9.1%
 federal benefit
Goodwill amortization                     54             0.2%            52             5.3%
Other                                   (122)           (0.5)%           17             1.8%
Change in valuation allowance              0             0.0%           396            40.2%
                                     -------            ----        -------           -----
                                     $ 8,190            36.5%       $   220            22.4%
                                     =======            ====        =======           =====

     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of October 31, 1998 are as follows (dollars in thousands):

Assets:
      Inventory                                                           $  184
      Accruals and reserves                                                2,180
      Credit carryforwards                                                 1,479
                                                                          ------
                                                                           3,843
Liabilities:
      Depreciation                                                         2,446
      Compensation                                                            14
                                                                          ------
                                                                           2,460
                                                                          ------

      Net deferred tax asset                                              $1,383
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

     As of October 31, 1998, the Company has pre-acquisition net operating loss carryforwards, aggregating approximately $0.5 million, available to reduce future taxable income in certain states, expiring through 2004.

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

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash flow from operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                   Thirteen Weeks Ended          Thirty-nine Weeks Ended
                               ----------------------------    ---------------------------
                               October 31,      November 1,    October 31,     November 1,
                                  1998             1997           1998            1997
                               -----------      -----------    -----------     -----------
Cash interest:

Interest expense
(income), net per
statements of operations         $  (388)        $    53        $  (883)        $   166

Less: Non-cash
interest expense                       3              13             20              31
                                 -------         -------        -------         -------

Net cash interest,
including interest income
of $608, $258,
$1,662 and $695                  $  (391)        $    40        $  (903)        $   135
                                 =======         =======        =======         =======

Income tax payments              $ 5,548         $   243        $ 7,478         $   313
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

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1998 VERSUS THIRD QUARTER FISCAL 1997

      Net sales for the third quarter of Fiscal 1998 increased 3.5% from the third quarter of Fiscal 1997, to $85.2 million from $82.3 million, principally from an increase in average price. Average stores open decreased 8.1% from 554 to 509 as underperforming stores were closed. Comparable store sales for the third quarter of Fiscal 1998 increased 9.2%. There is no assurance that comparable store sales will continue to increase.

      Gross profit increased by $3.4 million to $22.3 million in the third quarter of Fiscal 1998 from $18.9 million in the third quarter of Fiscal 1997, increasing as a percentage of net sales to 26.2% from 23.0%. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease in buying and occupancy costs as a percentage of net sales and an increase in the merchandise margin rate.

      General, administrative and store operating expenses were $18.9 million in the third quarter of Fiscal 1998 compared to $18.8 million in the third quarter of Fiscal 1997, principally as a result of increases in bonus compensation and computer software expenses, partially offset by premiums received by the Company from a bank on proprietary credit card purchases of Company merchandise (see, "-Proprietary Credit Card"). As a percentage of net sales, general, administrative and store operating expenses decreased to 22.2% from 22.9%.

      During the third quarter of Fiscal 1998, the Company had operating income of $3.4 million (4.0% of sales) compared to operating income of $0.1 million in the third quarter of Fiscal 1997.

      Net interest income was $0.4 million in the third quarter of Fiscal 1998 compared to net interest expense of $53,000 in the third quarter of Fiscal 1997, primarily from interest earned on a higher level of cash and cash equivalents.

      The Company had a provision for income taxes of $1.4 million in the third quarter of Fiscal 1998 and of $20,000 in the third quarter of Fiscal 1997.

      The Company had net income of $2.5 million for the third quarter of Fiscal 1998 compared with net income of $34,000 in the third quarter of Fiscal 1997. There is no assurance that the Company will continue to be profitable.

NINE MONTHS FISCAL 1998 VERSUS NINE MONTHS FISCAL 1997

      Net sales for the nine months of Fiscal 1998 increased 7.6% from the nine months of Fiscal 1997, to $282.3 million from $262.4 million, principally from an increase in average price. Average stores open decreased 7.9% from 560 to 516 as underperforming stores were closed. Comparable store sales for the nine months of Fiscal 1998 increased 13.3%.

      Gross profit increased by $20.7 million to $78.2 million in the nine months of Fiscal 1998 from $57.5 million in the nine months of Fiscal 1997, increasing as a percentage of net sales to 27.7% from 21.9%. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease in buying and occupancy costs as a percentage of net sales and an increase in the merchandise margin rate.

      General, administrative and store operating expenses increased 2.4% to $59.7 million in the nine months of Fiscal 1998 compared to $58.3 million in the nine months of Fiscal 1997, principally as a result of increases in bonus compensation and computer software expenses, partially offset by premiums received by the Company from a bank on proprietary credit card purchases of Company merchandise. As a percentage of net sales, general, administrative and store operating expenses decreased to 21.2% from 22.2%.

      During the nine months of Fiscal 1998, the Company had operating income of $18.5 million (6.5% of sales), which excludes the capital gain referred to below, compared to an operating loss of $0.8 million in the nine months of Fiscal 1997.

      Net interest income was $0.9 million in the nine months of Fiscal 1998 compared to net interest expense of $0.2 million in the nine months of Fiscal 1997, primarily from interest earned on a higher level of cash and cash equivalents.

      The Company had a provision for income taxes of $8.2 million in the nine months of Fiscal 1998 and of $0.2 million in the nine months of Fiscal 1997.

      The Company had net income of $14.3 million for the nine months of Fiscal 1998 compared with a net loss of $1.2 million for the nine months of Fiscal 1997. Net income for the nine months of Fiscal 1998 included a capital gain on the sale of the Company's minority interest in a privately held apparel design and manufacturing firm of $3.1 million ($2.0 million after tax).

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided from operating activities in the nine months of Fiscal 1998 was $3.5 million.

      In May 1998, the Company sold its minority equity interest in a privately held apparel design and manufacturing firm for $3.1 million cash.

      The Company's cash on hand was $30.7 million at October 31, 1998, $14.8 million at November 1, 1997 and $31.1 million at January 31, 1998.

      Inventory increased to $54.2 million at October 31, 1998 from $49.7 million at November 1, 1997 and $38.0 million at January 31, 1998. The Company's inventory levels peak in early May and November/December. During Fiscal 1997, the highest inventory level was $52.1 million.

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

      United Retail Group, Inc. and United Retail Incorporated, its subsidiary (collectively, the "Companies"), are parties to a Financing Agreement, dated August 15, 1997, as amended September 15, 1997 (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term of three years in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of October 31, 1998, trade letters of credit for the account of the Company and supported by CIT were outstanding in the amount of $16.8 million. (A standby letter of credit supported by CIT was also outstanding for $2.0 million as collateral for obligations in the ordinary course of business under general liability insurance policies.)

      Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to either of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to either of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At October 31, 1998, the combined availability of the Companies was $20.3 million; no balance was in a Pledged Account; no loan had been drawn down; and the Company's cash on hand was unrestricted.)

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

PROPRIETARY CREDIT CARD

      Purchases of Company merchandise made by customers with the Company's proprietary credit cards were paid for daily at a discount by a bank through November 30, 1997. Commencing December 1, 1997, however, the bank has paid a premium, instead of taking a discount, on proprietary credit card purchases. During the nine months of Fiscal 1998, premiums paid to the Company by the bank had a material favorable effect on the Company's general, administrative and store operating expenses.

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

      The Companies terminated the Credit Agreement effective January 30, 1999 and entered into a contract with another bank (the "Credit Card Bank") to issue the Company's proprietary credit cards after January 30, 1999 and to purchase from the first bank the accounts receivable from credit card customers. There is no assurance that in Fiscal 1999 discounts will not be taken by the Credit Card Bank on proprietary credit card purchases and other charges will not be incurred by the Company. Any such discounts and charges would have a material adverse effect on the Company's general, administrative and store operating expenses in Fiscal 1999.

STORES

      The Company leased 510 retail stores at October 31, 1998, of which 302 stores were located in strip shopping centers, 184 stores were located in malls and 24 stores were located in downtown shopping districts. Total retail square footage was 2.0 million square feet at October 31, 1998 compared to 2.2 million square feet a year earlier.

      The Company intends to pay the costs of opening new stores and remodeling existing stores from its cash on hand at the time. New stores and newly remodeled stores will use the Avenue trade name. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results".

TAX MATTERS

      The Company's federal income tax returns for Fiscal 1994, Fiscal 1995 and Fiscal 1996 are being audited by the Internal Revenue Service. Management believes that the results of the audit will not have a material adverse effect on the Company's financial condition or results of operations.

RENOVATING COMPUTERIZED SYSTEMS AND REPLACING EMBEDDED TECHNOLOGY

      The Company operates a nationwide chain of specialty apparel retail stores, imports a significant portion of its inventory, and makes a proprietary credit card available to its customers. The Company's operations are heavily dependent on date sensitive computerized systems and embedded technology, including (i) its management information systems, (ii) the technology, including microcontrollers, embedded in equipment at the Company's national distribution center, (iii) the system for issuing and processing a trade letter of credit for each of the Company's purchase orders used by the bank (the "Letter of Credit Provider") that finances the Company's purchases of inventory abroad and
(iv) links that will be established to the Credit Card Bank to authorize purchases by customers using the Company's proprietary credit card after Fiscal 1998 (see, "-Proprietary Credit Card"). The Company's headquarters uses a date sensitive voicemail system. The Company's headquarters and stores are leased and are generally affected by date sensitive embedded technology used to control heating and ventilation and lighting.

      Computer programs and embedded technology, including the programs and technology on which the Company's operations depend, often will mishandle data that includes a year after 1999 (referred to below as "Year 2000 risks").

      The Company's management information systems department (the "MIS Department") is renovating and validating the Company's applications software, systems software and hardware (collectively referred to below as "Systems") to accommodate dates after 1999. (Systems that are essential to the Company's management information systems are referred to below as "Essential Systems.") The MIS Department identified 272 projects to analyze and, if necessary, renovate and validate Systems to ensure that they are Year 2000 compliant. After being validated, Systems are implemented as part of each project. 226 projects have been completed in all material respects and 20 projects are underway. The mainframe operating systems used by the Company's vendor were replaced and the new mainframe systems have been represented by the vendor to be Year 2000 compliant in all material respects. (Year 2000 remediation of the Essential Systems in all material respects and replacement by the Company's vendor of its mainframe operating systems are collectively referred to below as the Company's "Year 2000 Project.") By late Fiscal 1998, integrated testing of the Essential Systems and the mainframe operating systems is scheduled to be completed in all material respects. There is no assurance, however, that integrated testing will not reveal the need for further modifications.

      The Company has obtained representations from the manufacturers of the equipment that performs essential functions at the national distribution center to the effect that the equipment is Year 2000 compliant in all material respects. There is no assurance, however, that all the essential equipment at the national distribution center will function properly after 1999 or that any malfunctions that occur will not have a material adverse effect on the Company's logistics operations.

      The Letter of Credit Provider has advised the Company that its trade letter of credit system and telecommunications interfaces have been renovated and validated in all material respects to a level commensurate with the risk of non-performance and will be tested in 1999. The Credit Card Bank has advised the Company that its credit card transaction processing system has been renovated and validated in all material respects to a level commensurate with its risk of non-performance and will be tested in late 1998. The Credit Card Bank also stated that it has assessed its telecommunications interfaces for point of sale credit authorizations and is in the process of modifying them to make them Year 2000 compliant by June 30, 1999. There is no assurance, however, that the scheduled tests of these banking systems and telecommunications interfaces will be successful, that the systems and interfaces will function properly after 1999 or that any malfunctions that occur will not have a material adverse effect on the Company's purchases and sales of merchandise.

      The Company will replace its voicemail system early in Fiscal 1999 with one that is guaranteed to be Year 2000 compliant by the manufacturer.

      The Company believes that in most cases the embedded technology used in energy management systems to control heating and ventilation and lighting at its headquarters and its stores can quickly be bypassed manually in the event of a malfunction because of an inability to accommodate dates after 1999. There is no assurance, however, that any malfunctions that occur will not have a material adverse effect on the Company's operations.

      The Company does not have a project tracking system for the time that its associates spend on the Year 2000 Project. The Company's internal costs for the Year 2000 Project are principally the related payroll costs for the MIS Department, estimated to have been $0.6 million from February 3, 1996 to October 31, 1998, of which $0.3 million is estimated to have been accrued in the nine months of Fiscal 1998. The cost of special purchases for the Year 2000 Project accrued through October 31, 1998 was approximately $0.5 million, substantially all of which was accrued in the nine months of Fiscal 1998. Amounts equal to the internal and external costs of the Year 2000 Project, however, probably would have been spent on other software development projects, if the Year 2000 Project had not been necessary. Other software development projects deferred because of the Year 2000 Project probably would have improved the Company's operational efficiency but management does not believe that any of the deferred operational improvements would have been material to its operations.

      Budgeted MIS Department payroll costs and special purchases for the Year 2000 Project, including a voicemail system, in the fourth quarter of Fiscal 1998 and in Fiscal 1999, respectively, are not material in relation to the Company's general, administrative and store operating expenses in the comparable previous three-month and twelve-month periods. However, there is no assurance that unexpected additional costs will not be incurred.

      The inability of computerized systems and embedded technology in general to accommodate dates after 1999 may cause disruptions in the United States and abroad in the telecommunications, banking, credit card, transportation, utilities and apparel manufacturing industries and in government services. If such disruptions occur, they could have a material adverse effect on the entire specialty apparel retail industry, including the Company. The Company has not assessed industry-wide Year 2000 risks that are not unique to the Company's operations. The Company's contingency plan for Year 2000 risks that might affect the entire industry is to have multiple, geographically diverse vendors of each major category of goods, to the extent feasible. The Company will address industry-wide Year 2000 risks on an ad hoc basis as problems arise, principally by shifting purchase orders to vendors that are less troubled by Year 2000 problems than their competitors. There is no assurance, however, that any vendors will be Year 2000 compliant.

      The Company intends to renovate and validate its Essential Systems to make them Year 2000 compliant in all material respects and intends to ensure that the heating and ventilation and lighting at its headquarters will be Year 2000 compliant. There is no commercially viable alternative course of action, so the Company will not develop contingency plans for prolonged failure of its Essential Systems and lengthy constructive eviction from its headquarters. Such Systems failure and constructive eviction would have a material adverse effect on the Company's results of operations, net cash provided from operating activities and financial condition.

      The Company's contingency plan for Year 2000 risks at its national distribution center is to replace as quickly as possible any essential equipment that malfunctions because of inability to accommodate dates after 1999. There is no assurance, however, that Year 2000 compliant replacement equipment will be available.

      The Company's contingency plan with respect to the unavailability of a trade letter of credit for each of the Company's purchase orders is to deliver blanket trade letters of credit to the Company's major foreign vendors, by courier, if necessary. (A blanket trade letter of credit would finance all Company purchase orders to be given to the vendor.)

      The Company's contingency plan with respect to downtime in proprietary credit card operations by the Credit Card Bank is to continue credit sales on the Company's own account with its own Systems until the Credit Card Bank resumes operations or is replaced by another bank. While other banks would be available to replace the Credit Card Bank, there is no assurance that any bank will be Year 2000 compliant.

      The Company has contingency plans with respect to heating and ventilation and lighting controls in its stores that have malfunctioned because of an inability to accommodate dates after 1999. For stores located in strip shopping centers, the Company will arrange as quickly as possible for local maintenance contractors to bypass manually any controls that have malfunctioned. There is no assurance, however, that local contractors will have time available to bypass controls that have malfunctioned. For stores located in malls and downtown shopping districts, the Company will promptly notify landlords of systems that have malfunctioned and request immediate restoration of service. There is no assurance, however, that landlords will be able to restore service. In the case of any unheated stores that have lights, the Company will also ask store managers to keep the stores open if weather conditions permit.

      There is no assurance that the Company's contingency plans will diminish the possible adverse consequences of Year 2000 risks.

      The Company believes that a reasonably likely worst case scenario resulting from Year 2000 risks that are unique to its operations would be a decline in net sales for the fourth quarter of Fiscal 1999 having a material adverse effect on the Company's results of operations and net cash provided from operating activities for that quarter but not on the Company's financial condition (see, "-Liquidity"). While management does not believe that such risks will have a material adverse effect on the Company's operations in Fiscal 2000, there is no assurance that such risks will not have a material adverse effect on the Company's operations and financial condition in Fiscal 2000 regardless of the Company's remediation efforts and contingency plans. Further, there is no assurance that Year 2000 risks that affect the entire specialty apparel retail industry, and not just the Company, will not have a material adverse effect on the Company's operations and financial condition in Fiscal 1999 and Fiscal 2000.

      Certain of the 15 preceding paragraphs contain forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

FUTURE RESULTS

      Future results could differ materially from those currently anticipated by the Company due to unforeseeable problems that might arise and possible (i) miscalculation of fashion trends, (ii) shifting shopping patterns, both within the specialty store sector and in other channels of distribution, (iii) extreme or unseasonable weather conditions, (iv) disruptions in the telecommunications, banking, credit card, transportation, utilities and apparel manufacturing industries in the United States and abroad caused by the inability of their computerized systems and embedded technology to accommodate dates after 1999,
(v) economic downturns, weakness in overall consumer demand, and variations in the demand for women's fashion apparel, (vi) imposition by vendors, or their third-party factors, of more onerous payment terms for domestic merchandise purchases, (vii) acceleration in the rate of business failures and inventory liquidations in the specialty store sector of the women's apparel industry, and
(viii) disruptions in the sourcing of merchandise abroad, including (a) political instability and economic distress in South Asia, (b) China's claims to sovereignty over Taiwan, (c) North Korea's claims to sovereignty over South Korea, (d) exchange rate fluctuations, (e) trade sanctions or restrictions, (f) changes in quota and duty regulations, (g) delays in shipping, (h) increased costs of transportation or (i) disruptions in government services in the United States and abroad caused by the inability of computerized systems and embedded technology to accommodate dates after 1999, including delays in the issuance by the United States Customs Service of clearances on imported merchandise.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS

      The following exhibits are filed herewith:

       Number                         Description
       ------                         -----------

       10.1* Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya

       10.2* Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta

       10.3* Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll

       10.4* Employment Agreement, dated March 26, 1998, between the Corporation and Carrie Cline-Tunick and amendment thereto.

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

       10.6*             Restated 1996 Stock Option Plan as of March 6, 1998

       10.7*             Restated 1989 Performance Option Plan as of May 6,
                         1998

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

       10.1 Financing Agreement, dated August 15, 1997, among the Corporation, United Retail Incorporated and CIT

       10.2*             Amendment No. 1 to Restated Supplemental Retirement
                         Savings Plan

      The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

       Number in Filing               Description
       ----------------               -----------

       10.1*             Restated Supplemental Retirement Savings Plan

      The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 1996 is incorporated herein by reference:

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

      (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended October 31, 1998.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                       UNITED RETAIL GROUP, INC.
             -------------------------------------------------------------------


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


                   By: /S/ JON GROSSMAN
                       ------------------------------------------------------
                       Jon Grossman, Vice President - Finance and Chief Accounting Officer

Date:                  November 25, 1998

                                  EXHIBIT INDEX


      The following exhibits are filed herewith:

       Number                         Description
       ------                         -----------

       10.1* Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya

       10.2* Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta

       10.3* Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll

       10.4* Employment Agreement, dated March 26, 1998, between the Corporation and Carrie Cline-Tunick and amendment thereto.

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

       10.6*             Restated 1996 Stock Option Plan as of March 6, 1998

       10.7*             Restated 1989 Performance Option Plan as of May 6,
                         1998

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

       10.1 Financing Agreement, dated August 15, 1997, among the Corporation, United Retail Incorporated and CIT

       10.2*             Amendment No. 1 to Restated Supplemental Retirement
                         Savings Plan

      The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

       Number in Filing               Description
       ----------------               -----------

       10.1*             Restated Supplemental Retirement Savings Plan

      The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 1996 is incorporated herein by reference:

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

       10.2 Gloria Vanderbilt Sleepwear Sublicense Agreement, dated May 22, 1995, between United Retail Incorporated and ALGLP

      The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 28, 1995 are incorporated herein by reference:

       Number in Filing               Description
       ----------------               -----------

       10.1*             Incentive Compensation Program Summary

       21                Subsidiaries of the Corporation

      The following exhibits to the Corporation's amended Annual Report on Form 10-KA for the year ended January 29, 1994 are incorporated herein by reference:

       Number  in Filing              Description
       ------  ---------              -----------

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