Form 10-K
period 1999-01-30
UNITED RETAIL GROUP INC/DE
filed 1999-04-22
CIK 881905

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ______________________
Commission file number  019774
                        ------

                            United Retail Group, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     51 0303670
------------------------------                      -------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                       Identification No.)

365 West Passaic Street, Rochelle Park, NJ                07662
------------------------------------------              ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (201) 845-0880
                                                    --------------

Securities registered pursuant to Section 12(b) of the 1934 Act:

    Title of each class           Name of each exchange on which registered
___________________________       _____________________________________________

___________________________       _____________________________________________

Securities registered pursuant to Section 12(g) of the 1934 Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES___(Check mark)___        NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 1999, the aggregate market value of the voting stock of the registrant (also referred to herein as the "Company") held by non-affiliates of the registrant was approximately $86.8 million. For purposes of the preceding sentence only, affiliate status was determined on the basis that all stockholders of the registrant are non-affiliates except stockholders who have filed statements with the Securities and Exchange Commission (the "SEC") under
Section 16(a) of the 1934 Act.

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

As of April 16, 1999, 13,099,588 shares of the registrant's common stock, $.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's annual report for the year ended January 30, 1999 (the "1998 Annual Report to Stockholders") is incorporated in part by reference in Part I and Part II of this Form 10-K.

The registrant's proxy statement on Schedule 14A for its 1999 annual meeting of stockholders (the "1999 Proxy Statement") is incorporated in part by reference in Part I and Part III of this Form 10-K.

                                     PART I

Item 1. Business.

Overview

The Company is a leading nationwide specialty retailer of large-size women's apparel and accessories, offering merchandise using the Company's AVENUE trademark. The Company's merchandising strategy is to offer its customers merchandise of the same quality and variety available in smaller sizes. The Company also carries lines of women's comfort shoes, offering both its own brand and a national brand. The Company operates stores principally under the names THE AVENUE(R) and Sizes Unlimited.

Customer Base

The Company serves the mass market and targets fashion-conscious women between 18 and 50 years of age who wear size 14 or larger apparel. The Company believes that the large-size customer often has fewer store alternatives in nearby shopping malls and strip shopping centers than her smaller-size counterpart although in recent years new entrants in the market segment have expanded the available alternatives.

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

Merchandising and Marketing

The Company's strategy is to offer its customers a proprietary brand in moderately priced apparel and accessories. It emphasizes consistency of merchandise quality and fit and updates its merchandise selections to reflect customer demand and fashion trends. The apparel industry is subject to rapidly changing consumer fashion preferences and the Company's performance depends on its ability to respond quickly to changes in fashion.

Each store operated by the Company offers selections of casual wear, career apparel, specialty items and accessories. The casual wear assortment includes comfortably fitted jeans, slacks, T-shirts, skirts, active wear and sweaters. Casual wear comprises the majority of the Company's sales. The career assortment includes skirts, soft blouses, dresses and coats. Specialty items include sleepwear and lingerie. Accessories include earrings, pins, scarves, socks, hosiery and a selection of gift items. Some Company stores also offer shoes. The Company offers most of its merchandise at popular or moderate price points, including blouses in the $20 to $40 price range, jeans and slacks in the $20 to $35 price range and dresses and suits in the $49 to $99 price range.

The Company promotes merchandise with its own brand, which generally has higher gross profit margins than national brands would have. The Company believes that its brand, AVENUE, creates an image that helps distinguish it from competitors. Through careful brand management, including consistent imaging of its brand, the Company believes it enhances brand recognition and the customer's perception of value. Garments are tagged, packaged and presented at the Company's stores in a manner consistent with more expensive merchandise with national brand names.

The Company develops new merchandise assortments on average four to six times each year. Merchandise selection is allocated to each store based on many factors, including store location, store profile and sales experience. The Company regularly updates each store's profile based on its customers' fashion and price preferences and local demographics. The Company's point-of-sale systems gather financial, credit, inventory and other statistical information from each store on a daily basis. This information is then used to evaluate and adjust each store's merchandise mix on a weekly basis.

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

The Company's inventory management strategy is designed to maintain targeted inventory turnover rates and minimize the amount of unsold merchandise at the end of a season by closely comparing sales and fashion trends with on-order merchandise and making necessary purchasing adjustments. Additionally, the Company uses markdowns and promotions as necessary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," which is a section in the Company's 1998 Annual Report to Stockholders.

Management Information Systems

The applications software for the Company's management information systems was acquired by the Company from The Limited in 1989 and has been modified by the Company's MIS Department. The Company's management information systems consist of a full range of store, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, cash/credit, merchandise reporting and planning. All of the Company's stores have point-of-sale terminals that transmit daily information on sales by merchandise category as well as style, color and size. The Company evaluates this information, together with its report on merchandise shipments to the stores, to implement merchandising decisions regarding markdowns, reorders of fast-selling items and allocation of merchandise. In addition, the Company's headquarters and distribution center are linked through an interactive computer network.

Company employees located at its headquarters maintain and support the applications software, operations, networking and point-of-sale functions of the Company's management information systems. The hardware and systems software for the Company's management information systems are maintained by Integrated Systems Solutions Corporation, a wholly-owned subsidiary of IBM.

Purchasing

Separate groups of merchants are responsible for different categories of merchandise. Most of the merchandise purchased by the Company consists of custom designed garments produced for the Company by contract manufacturing, under the Company's brand. An item of merchandise is test marketed, whenever possible, in limited quantities prior to mass production to help identify the current fashion preferences of the Company's customers.

The Company provides manufacturers with strict guidelines for size specifications and gradings to ensure proper, consistent fit across product categories. The Company and independent sourcing agents monitor production by manufacturers in the United States and abroad to ensure that size specifications, grading requirements and other specifications are met.

In Fiscal 1998, each of three vendors accounted for more than 5% but less than 10% of the Company's merchandise purchases. The loss of these vendors would not have a materially adverse effect on the Company's operations.

Domestic purchases (some of which are foreign-made products) are executed by Company purchase orders. Import purchases are made in U.S. dollars and are generally supported by letters of credit. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Credit Sales

The Company permits its customers to use several methods of payment, including cash, personal checks, third-party credit cards, layaways and its own credit cards. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Proprietary Credit Cards."

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

Trade Names and Trademarks

The Company is the owner in the United States of its principal trade name, THE AVENUE, used on store fronts, and trademark, AVENUE, used on garment labels. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Stores." The Company is also the sublicensee of a national brand name of hosiery, sleepwear and foundations. See, "Certain Transactions" in the 1999 Proxy Statement. The Company is not aware of any use of its principal trade name or trademark by its competitors that has a material effect on the Company's operations or any material claims of infringement or other challenges to the Company's right to use its principal trade name and trademark in the United States.

Employees

As of March 31, 1999, the Company employed approximately 4,700 associates, of whom approximately 1,800 worked full-time and the balance of whom worked part-time. Considerable seasonality is associated with employment levels. Approximately 60 store associates are covered by collective bargaining agreements. The Company believes that its relations with its associates are good.

Item 2. Properties.

As of March 31, 1999, the Company operated stores in 36 states:

          Alabama           6                  Nevada                    2
          Arizona           4                  New Hampshire             2
          Arkansas          1                  New Jersey                41
          California        76                 New Mexico                1
          Connecticut       11                 New York                  50
          Delaware          1                  North Carolina            9
          Florida           17                 Ohio                      19
          Georgia           20                 Oklahoma                  3
          Illinois          35                 Oregon                    7
          Indiana           12                 Pennsylvania              18
          Iowa              1                  Rhode Island              1
          Kentucky          4                  South Carolina            7
          Louisiana         11                 Tennessee                 10
          Maine             1                  Texas                     34
          Maryland          16                 Utah                      1
          Massachusetts     20                 Virginia                  11
          Michigan          26                 Washington                11
          Missouri          6                  Wisconsin                 7

          Total:  502

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

No material pending legal proceeding to which the Company was a party was terminated during the fourth quarter of the fiscal year ended January 30, 1999.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The section captioned "Shareholder Information" in the 1998 Annual Report to Stockholders is incorporated herein by reference. (Only those portions of the 1998 Annual Report to Stockholders incorporated by reference in another document filed with the SEC shall be deemed "filed" in accordance with the rules and regulations promulgated by the SEC.) The Company registered under the Securities Act of 1933 all securities that it issued in the year ended January 30, 1999, consisting of stock options granted to associates and directors of the Company and shares of common stock issued upon the exercise of such stock options.

Item 6. Selected Financial Data.

The section captioned "Selected Financial Data" in the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements in the 1998 Annual Report to Stockholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The subsection captioned "Election of Directors - Business and Professional Experience" in the 1999 Proxy Statement is incorporated herein by reference.

In addition to Raphael Benaroya and George R. Remeta, the executive officers of the registrant or its subsidiaries are:

Kenneth P. Carroll, age 56, was the Company's Vice President - General Counsel from before 1994 to March 1996, when he was elected the Senior Vice President - General Counsel.

Ellen Demaio, age 41, was a Vice President - Merchandise of United Retail Incorporated from before 1994 to February 1995, when she was elected the Senior Vice President - Merchandise of United Retail Incorporated.

Kevin Burke, age 43, has been Vice President - Footwear of United Retail Incorporated since January 1999. In 1998, he was self employed as a business consultant. Previously, he was the Division President of Easy Spirit - Retail at Nine West Group, Inc., a footwear manufacturer, since before 1994.

Carrie Cline-Tunick, age 38, has been the Vice President - Product Design and Development of United Retail Incorporated since April 1996. Previously, she was the Design Director of Norton McNaughton, Inc., a garment manufacturer, from April 1996 to before 1994.

Julie L. Daly, age 44, has been the Vice President - Strategic Planning of United Retail Incorporated since December 1996. Previously, she was the Vice President - Planning and Distribution of United Retail Incorporated since prior to 1994.

Kent Frauenberger, age 52, has been the Vice President - Logistics of United Retail Logistics Operations Incorporated since before 1994.

Jon Grossman, age 41, has been the Vice President - Finance of the Company since before 1994.

Alan R. Jones, age 51, has been the Vice President - Real Estate of United Retail Incorporated since November 1994. Previously, he was Vice President - Real Estate of Payless Shoesource, a division of May Department Stores, Inc., since before 1994.

Charles E. Naff, age 55, has been the Vice President - Sales of United Retail Incorporated since August 1996 and was the Director of Stores of United Retail Incorporated from March 1994 to before 1994. He was the Vice President - Store Operations of Leejay Bed and Bath, a retail chain, between August 1996 and March 1994.

Bradley Orloff, age 41, has been the Vice President - Marketing of United Retail Incorporated since before 1994.

Robert Portante, age 47, has been the Vice President - MIS of United Retail Incorporated since November 1994. Previously, he was Vice President - MIS of Brooks Fashion Stores, Inc. ("Brooks"), a retail store chain, since before 1994. Brooks filed as debtor-in-possession under the United States Bankruptcy Code.

Fredric E. Stern, age 50, has been the Vice President - Controller of United Retail Incorporated since before 1994.

The term of office of these executive officers will expire at the 1999 annual meeting of stockholders, scheduled to be held in May 1999.

The section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

The sections captioned "Executive Compensation" and "Report of Compensation Committee" in the 1999 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The sections captioned "Security Ownership of Principal Stockholders" and "Security Ownership of Management" in the 1999 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The sections captioned "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement are incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         The following exhibits are filed herewith:

          Number       Description
          ------       -----------
          10.1         Amendment, dated March 29, 1999, to Financing Agreement
                       among the Corporation, United Retail Incorporated and The
                       CIT Group/Business Credit, Inc. ("CIT")
          10.2         Financial Statements of Retirement Savings Plan for year
                       ended December 31, 1998
          13           Sections of 1998 Annual Report to Stockholders (including
                       opinion of Independent Public Accountants) that are
                       incorporated by reference in response to the items of the
                       Annual Report on Form 10-K
          21           Subsidiaries of the Corporation
          23.1         Consent of Independent Public Accountants for the
                       Corporation
          23.2         Consent of Independent Public Accountants for Retirement
                       Savings Plan
          27           Financial Data Schedule

          The form of Additional Options set forth as the Appendix to the Corporation's proxy statement on Schedule 14A for its 1998 annual meeting of stockholders is incorporated herein by reference.*

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

    Number in Filing   Description
    ----------------   -----------
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
          10.1         Amendment, dated September 15, 1997, to Financing
                       Agreement among the Corporation, United Retail
                       Incorporated and CIT

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

          The following exhibit to the Corporation's Annual Report on Form 10-K for the year ended January 28, 1995 is incorporated herein by reference:

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

          10.34* 1991 Stock Option Agreement, dated November 1, 1991, between the Corporation and George R. Remeta

          10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and ALGLP

          10.39 First Refusal Agreement, dated as of August 31, 1989, between the Corporation and ALGLP

 --------------------
          *A compensatory plan for the benefit of the Corporation's management or a management contract.

          (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended January 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                UNITED RETAIL GROUP, INC.
                            -------------------------


                  By: /s/  Raphael Benaroya
                           ----------------------------------------
                           Raphael Benaroya, Chairman of the Board,
                           President and Chief  Executive Officer

Date:             April 21, 1999
                  --------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                       Date
---------                           -----                                       ----
/s/ Raphael Benaroya
--------------------
Raphael  Benaroya                   Chairman  of the Board,                     April 21, 1999
Principal Executive Officer         President, Chief Executive
                                    Officer and Director

/s/ George R. Remeta
--------------------
George R. Remeta                    Vice Chairman,                              April 21, 1999
Principal Financial Officer         Chief Financial Officer,
                                    Secretary and Director

/s/ Jon Grossman
----------------
Jon Grossman                        Vice President - Finance                    April 21, 1999
                                    Principal Accounting Officer

/s/ Joseph A. Alutto
--------------------
Joseph A. Alutto                    Director                                    April 21, 1999

/s/ Russell Berrie
------------------
Russell Berrie                      Director                                    April 21, 1999


----------------------
Joseph Ciechanover                  Director

/s/ Ilan Kaufthal
-----------------
Ilan Kaufthal                       Director                                    April 21, 1999


----------------------
Vincent P. Langone                  Director

/s/ Richard W. Rubenstein
-------------------------
Richard W. Rubenstein               Director                                    April 21, 1999

UNITED RETAIL GROUP, INC.      EXHIBIT INDEX

         The following exhibits are filed herewith:

          Number                     Description
          ------                     -----------
          10.1                       Amendment, dated March 29, 1999, to
                                     Financing Agreement among the Corporation,
                                     United Retail Incorporated and The CIT
                                     Group/Business Credit, Inc. ("CIT")
          10.2                       Financial Statements of Retirement Savings
                                     Plan for year ended December 31, 1998
          13                         Sections of 1998 Annual Report to
                                     Stockholders (including opinion of
                                     Independent Public Accountants) that are
                                     incorporated by reference in response to
                                     the items of the Annual Report on Form 10-K
          21                         Subsidiaries of the Corporation
          23.1                       Consent of Independent Public Accountants
                                     for the Corporation
          23.2                       Consent of Independent Public Accountants
                                     for Retirement Savings
                                     Plan
          27                         Financial Data Schedule

          The form of Additional Options set forth as the Appendix to the Corporation's proxy statement on Schedule 14A for its 1998 annual meeting of stockholders is incorporated herein by reference.*

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

          Number in Filing           Description
          ----------------           -----------
          10.1*                      Employment Agreement, dated November 20,
                                     1998, between the Corporation and Raphael
                                     Benaroya
          10.2*                      Employment Agreement, dated November 20,
                                     1998, between the Corporation and George R.
                                     Remeta
          10.3*                      Employment Agreement, dated November 20,
                                     1998, between the Corporation and Kenneth
                                     P. Carroll
          10.4*                      Employment Agreement, dated March 26, 1998,
                                     between the Corporation and Carrie
                                     Cline-Tunick and amendment thereto.

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

          Number in Filing           Description
          ----------------           -----------
          10.1*                      1998 Stock Option Agreement, dated May 21,
                                     1998, between the Corporation and Raphael
                                     Benaroya
          10.2*                      1998 Stock Option Agreement, dated May 21,
                                     1998, between the Corporation and George R.
                                     Remeta

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

          Number in Filing           Description
          ----------------           -----------
          4.1                        Amended By-Laws of the Corporation
          10.1                       Restated Stockholders' Agreement, dated
                                     December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and
                                     Amendment No. 3 thereto
          10.2                       Private Label Credit Program Agreement,
                                     dated January 27, 1998, between the
                                     Corporation, United Retail Incorporated and
                                     World Financial Network National Bank
                                     (Confidential portions have been deleted and filed separately with the Secretary of the Commission)
          10.4*                      Restated 1990 Stock Option Plan as of March
                                     6, 1998
          10.5*                      Restated 1990 Stock Option Plan as of May
                                     28, 1996
          10.6*                      Restated 1996 Stock Option Plan as of March
                                     6, 1998
          10.7*                      Restated 1989 Performance Option Plan as of
                                     May 6, 1998

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

          Number in Filing           Description
          ----------------           -----------
          10.1                       Amendment, dated September 15, 1997, to
                                     Financing Agreement among the Corporation,
                                     United Retail Incorporated and CIT

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 are incorporated herein by reference:

          Number in Filing           Description
          ----------------           -----------
          10.1                       Financing Agreement, dated August 15, 1997,
                                     among the Corporation, United Retail
                                     Incorporated and CIT
          10.2*                      Amendment No. 1 to Restated Supplemental
                                     Retirement Savings Plan

          The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

          Number in Filing           Description
          ----------------           -----------
          10.1*                      Restated Supplemental Retirement Savings
                                     Plan

          The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 1996 is incorporated herein by reference:

          Number in Filing           Description
          ----------------           -----------
          10.3                       Amended and Restated Term Sheet Agreement
                                     for Hosiery, dated as of December 29, 1995, between The Avenue, Inc. and American
                                     Licensing Group, Inc. (Confidential
                                     portions have been deleted and filed
                                     separately with the Secretary of the
                                     Commission)

          The following exhibits to the Corporation's Amended Current Report on Form 8-KA, dated May 22, 1995, are incorporated herein by reference:

          Number in Filing           Description
          ----------------           -----------
          10.1                       Amended and Restated Gloria Vanderbilt
                                     Intimate Apparel Sublicense Agreement,
                                     dated May 22, 1995, between United Retail
                                     Incorporated and American Licensing Group
                                     Limited Partnership ("ALGLP")
          10.2                       Gloria Vanderbilt Sleepwear Sublicense
                                     Agreement, dated May 22, 1995, between
                                     United Retail Incorporated and ALGLP

          The following exhibit to the Corporation's Annual Report on Form 10-K for the year ended January 28, 1995 is incorporated herein by reference:

          Number in Filing           Description
          ----------------           -----------
          10.1*                      Incentive Compensation Program Summary

         The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

         Number in Filing            Description
         ----------------            -----------
         3.1                         Amended and Restated Certificate of
                                     Incorporation of Registrant
         4.1                         Specimen Certificate for Common Stock of
                                     Registrant
         10.2.1                      Software License Agreement, dated as of
                                     April 30, 1989, between The Limited Stores,
                                     Inc. and Sizes Unlimited, Inc. (now known
                                     as United Retail Incorporated)
         10.2.2                      Amendment to Software License Agreement,
                                     dated December 10, 1991
         10.7                        Amended and Restated Gloria Vanderbilt
                                     Hosiery Sublicense Agreement, dated as of
                                     April 30, 1989, between American Licensing
                                     Group, Inc. (Licensee) and Sizes Unlimited,
                                     Inc. (Sublicensee)
         10.12                       Amended and Restated Master Affiliate
                                     Sublease Agreement, dated as of July 17,
                                     1989, among Lane Bryant, Inc., Lerner
                                     Stores, Inc. (Landlord) and Sizes
                                     Unlimited, Inc. (Tenant) and Amendment
                                     thereto, dated July 17, 1989
         10.33*                      1991 Stock Option Agreement, dated November
                                     1, 1991, between the Corporation and
                                     Raphael Benaroya
         10.34*                      1991 Stock Option Agreement, dated November
                                     1, 1991, between the Corporation and George
                                     R. Remeta
         10.38                       Management Services Agreement, dated August
                                     26, 1989, between American Licensing Group,
                                     Inc. and ALGLP
         10.39                       First Refusal Agreement, dated as of August
                                     31, 1989, between the Corporation and ALGLP
--------------------

         *A compensatory plan for the benefit of the Corporation's management or a management contract.

10-K199