Form 10-Q
period 1999-05-01
UNITED RETAIL GROUP INC/DE
filed 1999-06-15
CIK 881905

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended May 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------

Commission file number  00019774
                      ----------------------------------------------------

                            United Retail Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           51 0303670
------------------------------------                        -------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                               Identification No.)

365 West Passaic Street, Rochelle Park, NJ                         07662
------------------------------------------                         -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (201)  845-0880
                                                   -----------------

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
YES   X         NO
   ------         ------


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

YES             NO
   ------         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of May 1, 1999, 13,100,588 shares of the registrant's common stock, $.001 par value per share, were outstanding.

Item 1. FINANCIAL STATEMENTS

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                       May 1,          January 30,              May 2,
                                                                       1999               1999                  1998
                                                                   -----------         ----------            ----------
                                                        ASSETS     (Unaudited)                               (Unaudited)
Current assets:
  Cash and cash equivalents                                        $ 46,818            $ 45,894              $ 31,221
  Accounts receivable                                                 2,870                 513                 1,625
  Inventory                                                          50,824              45,564                48,326
  Prepaid rents                                                       3,971               3,946                 4,007
  Other prepaid expenses                                              2,950               2,429                 2,757
                                                                   --------            --------              --------
    Total current assets                                            107,433              98,346                87,936

Property and equipment, net                                          52,234              48,017                47,221
Deferred charges and other intangible assets,
  net of accumulated amortization of $2,218, $2,130
  and $1,878                                                          6,925               6,746                 6,964
Deferred income taxes                                                   736               1,120                   971
Other assets                                                            483                 363                   375
                                                                   --------            --------              --------
    Total assets                                                   $167,811            $154,592              $143,467
                                                                   ========            ========              ========

                                                   LIABILITIES
Current liabilities:
  Current portion of distribution center financing                 $  1,159            $  1,136              $  1,072
  Accounts payable, trade                                            17,537              14,208                17,182
  Accrued expenses                                                   27,598              22,659                20,808
                                                                   --------            --------              --------
    Total current liabilities                                        46,294              38,003                39,062


Distribution center financing                                         8,874               9,172                10,033
Other long-term liabilities                                           6,161               6,270                 6,749
                                                                   --------            --------              --------
    Total liabilities                                                61,329              53,445                55,844
                                                                   --------            --------              --------

                                         STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
  1,000,000; none issued
Common stock, $.001 par value; authorized
  30,000,000; issued 13,773,900, 13,762,900,
  13,759,100; outstanding 13,100,588,
  13,089,588, 13,085,388                                                 14                  14                    14
Additional paid-in capital                                           77,534              77,458                77,345
Retained earnings                                                    30,593              25,334                11,924
Treasury stock (673,312, 673,312, 673,712
  shares) at cost                                                    (1,659)             (1,659)               (1,660)
                                                                   --------            --------              --------
    Total stockholders' equity                                      106,482             101,147                87,623
                                                                   --------            --------              --------
    Total liabilities and stockholders' equity                     $167,811            $154,592              $143,467
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

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                   (Unaudited)


                                                Thirteen Weeks Ended
                                            ---------------------------
                                                May 1,         May 2,
                                                1999            1998
                                            -----------     -----------
Net sales                                       $96,693         $94,943

Cost of goods sold, including
  buying and occupancy costs                     69,719          67,823
                                            -----------     -----------

  Gross profit                                   26,974          27,120

General, administrative and
  store operating expenses                       19,007          19,907
                                            -----------     -----------

  Operating income                                7,967           7,213

Interest income, net                               (347)           (140)
                                            -----------     -----------

Income before income taxes                        8,314           7,353

Provision for income taxes                        3,055           2,783
                                            -----------     -----------

  Net income                                     $5,259          $4,570
                                            ===========     ===========

Net income per share
  Basic                                           $0.40           $0.35
                                            ===========     ===========
  Diluted                                         $0.38           $0.34
                                            ===========     ===========

Weighted average number of
  shares outstanding
    Basic                                    13,093,291      12,957,041
    Common stock equivalents
      (stock options)                           690,077         537,045
                                            -----------     -----------
    Diluted                                  13,783,368      13,494,086
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

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                   Thirteen Weeks Ended
                                                                                 --------------------------
                                                                                   May 1,            May 2,
                                                                                   1999              1998
                                                                                 --------         ---------
Cash Flows From Operating Activities:
    Net income                                                                    $5,259            $4,570
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization of property and equipment                        1,591             1,907
    Amortization of deferred charges and other
      intangible assets                                                               88                88
    Loss on disposal of assets                                                       171                17
    Deferred compensation                                                             78                 -
    Benefit from deferred income taxes                                               384             1,714
    Deferred lease assumption revenue amortization                                  (106)             (126)
Changes in operating assets and liabilities:
    Accounts receivable                                                           (2,357)           (1,054)
    Income taxes                                                                   2,617               619
    Inventory                                                                     (5,260)          (10,323)
    Accounts payable and accrued expenses                                          4,619             5,972
    Prepaid expenses                                                                (546)             (158)
    Other assets and liabilities                                                    (496)                3
                                                                                 -------           -------
Net Cash Provided from Operating Activities                                        6,042             3,229
                                                                                 -------           -------

Investing Activities:
    Capital expenditures                                                          (5,979)             (914)
    Deferred payment for property and equipment                                    1,138                30
                                                                                 -------           -------

Net Cash Used for Investing Activities                                            (4,841)             (884)
                                                                                 -------           -------

Financing Activities:
    Repayments of long-term debt                                                    (275)             (255)
    Issuance of loans to officers                                                    (41)           (1,993)
    Exercise of stock options                                                         39                 2
                                                                                 -------           -------

Net Cash Used in Financing Activities                                               (277)           (2,246)
                                                                                 -------           -------

Net increase in cash and cash equivalents                                            924                99
Cash and cash equivalents, beginning of period                                    45,894            31,122
                                                                                 -------           -------
Cash and cash equivalents, end of period                                         $46,818           $31,221
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

        The consolidated financial statements as of and for the thirteen weeks ended May 1, 1999 and May 2, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report and 1998 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.


2.      Net Income Per Share

        At the end of fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options.

        Options to purchase approximately 60,000 shares of common stock at prices ranging from $10.12 to $26.75 per share were outstanding as of May 1, 1999 but were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares.

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

        The Company and United Retail Incorporated, its subsidiary, (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended September 15, 1997 (the "Financing Agreement"), with The CIT Group/Business Credit, Inc.("CIT"). The Financing Agreement, which was extended in March 1999 to August 15, 2001, provides a revolving line of credit in the aggregate amount of $40 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

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

        At May 1, 1999, the combined availability of the Companies was $18.8 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $20.5 million and no loan had been drawn down. The Company's cash on hand was unrestricted.

4.      Income Taxes

        The provision for income taxes consists of (dollars in thousands):

                                        Thirteen Weeks Ended
                                        --------------------
                                       May 1,           May 2,
                                       1999              1998
                                      ------            ------
Currently payable:
        Federal                       $2,552            $1,012
        State                            119                56
                                      ------            ------
                                       2,671             1,068
                                      ------            ------
Deferred:
        Federal                          316             1,411
        State                             68               304
                                      ------            ------
                                         384             1,715
                                      ------            ------

                                      $3,055            $2,783
                                      ======            ======

        Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                                Thirteen Weeks Ended
                                  ---------------------------------------------
                                        May 1, 1999              May 2, 1998
                                        -----------              -----------

Tax at Federal rate               $  2,910       35.0%      $  2,573      35.0%
State income taxes, net of
 federal benefit                       122        1.4%           234       3.2%
Goodwill amortization                   18        0.2%            18       0.2%
Other                                    5        0.1%           (42)     (0.6%)
                                  --------       ----       --------      ----

                                  $  3,055       36.7%      $  2,783      37.8%
                                  ========       ====       ========      ====

     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of May 1, 1999 are as follows (dollars in thousands):


         Assets:
                  Inventory                                $  218
                  Accruals and reserves                     2,705
                  Compensation                                339
                                                           ------
                                                            3,262
                                                           ------
         Liabilities:
                  Depreciation                              2,526
                                                           ------
                                                            2,526
                                                           ------

                  Net deferred tax asset                  $   736
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


5.      Advances To Officers

     Raphael Benaroya, the Chairman of the Board, President and Chief Executive Officer of the Company, and George R. Remeta, the Vice Chairman and Chief Financial Officer of the Company, borrowed money from the Company to finance taxes arising from their exercises of employee stock options on February 13, 1998. (The advances had previously been authorized by the Compensation Committee.) In Fiscal 1998, advances were made of approximately $1.6 million to Mr. Benaroya and $0.2 million to Mr. Remeta. In Fiscal 1999, an additional advance of approximately $0.1 million was made to Mr. Benaroya. Interest is payable annually at the prime rate. Accrued interest at February 13, 1999 has been paid in full in the respective amounts of approximately $137,000 for Mr. Benaroya and $21,000 for Mr. Remeta. The largest amounts outstanding were approximately $1.7 million from Mr. Benaroya and $0.2 million from Mr. Remeta, respectively, which remain outstanding. The advances mature on February 13, 2002 subject to acceleration under certain circumstances and to a call by the Company on February 13, 2000 with respect to half of the principal amount. Payment of the advances is secured by a pledge of the shares of the Company's Common Stock issued upon the option exercises in the respective amounts of 777,925 shares issued to Mr. Benaroya and 116,888 shares issued to Mr. Remeta. Each advance is a full recourse obligation of the borrower.

6.      Supplemental Cash Flow Information

        Net cash flow from operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                                       Thirteen Weeks Ended
                                                      -----------------------
                                                       May 1,          May 2,
                                                       1999             1998
                                                       ----             ----

Cash interest:

Interest income, net
per statements of operations                          ($347)           ($140)

Less: Non-cash
interest expense                                         20               11
                                                      -----            -----
Net cash interest income
including interest
income of $587 and $438                               ($367)           ($151)
                                                      -----            -----
Net income tax
payments                                              $  54             $449
                                                      =====            =====

Financing activities for the thirteen weeks ended May 2, 1998 include the non-cash exercise of 1,076,955 stock options, with the exercise price paid by exchanging common stock held equal to the cash payment due.

7.      Contingency Footnote

        The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

8.      Subsequent Event

        In May 1999, at the annual meeting of stockholder's of the Company, the stockholders approved the adoption of the 1999 Stock Option Plan, including a stock option reserve of 400,000 shares of common stock.

Item 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Fiscal 1999 Versus First Quarter Fiscal 1998

         Net sales for the first quarter of Fiscal 1999 increased 1.8% from the first quarter of Fiscal 1998, to $96.7 million from $94.9 million, from an increase in the unit volume. Average stores open decreased 3.8% from 522 to 502 as underperforming stores were closed selectively. Comparable store sales for the quarter increased 4.6%. There is no assurance that sales and comparable store sales will continue to increase.

         Gross profit was $27.0 million in the first quarter of Fiscal 1999 compared with $27.1 million in the first quarter of Fiscal 1998, decreasing as a percentage of net sales to 27.9% from 28.6%. The decrease in gross profit as a percentage of net sales was primarily attributable to a decrease in the merchandise margin rate partially offset by a decrease in buying and occupancy costs as a percentage of net sales.

         General, administrative and store operating expenses were $19.0 million in the first quarter of Fiscal 1999 compared to $19.9 million in the first quarter of Fiscal 1998, decreasing principally as a result of reduced insurance expense. As a percentage of net sales, general, administrative and store operating expenses decreased to 19.7% from 21.0%.

         During the first quarter of Fiscal 1999, the Company had operating income of $8.0 million (8.3% of sales) compared to operating income of $7.2 million in the first quarter of Fiscal 1998.

         Net interest income was $0.3 million in the first quarter of Fiscal 1999 and $0.1 million in the first quarter of Fiscal 1998, primarily from interest earned on a higher level of cash and cash equivalents.

         The Company had a provision for income taxes of $3.1 million in the first quarter of Fiscal 1999 and $2.8 million in the first quarter of Fiscal 1998. The effective rate changed to 36.7% in the first quarter of Fiscal 1999 from 37.8% in the first quarter of Fiscal 1998.

         The Company had net income of $5.3 million for the first quarter of Fiscal 1999 and $4.6 million for the first quarter of Fiscal 1998.

Liquidity and Capital Resources

         Net cash provided from operating activities in the first quarter of Fiscal 1999 was $6.0 million.

         The Company's cash on hand increased to $46.8 million at May 1, 1999 from $45.9 million at January 30, 1999 and $31.2 million at May 2, 1998.

         Inventory increased to $50.8 million at May 1, 1999 from $48.3 million at May 2, 1998 and $45.6 million at January 30, 1999. The Company's inventory levels peak in early May and November/December. During Fiscal 1998, the highest inventory level was $54.2 million.

         Import purchases are made in U.S. dollars, are generally financed by trade letters of credit and generally constitute approximately half of total purchases.

         Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor.

         United Retail Group, Inc. and United Retail Incorporated, its subsidiary (collectively, the "Companies"), are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2001 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of May 1, 1999, trade letters of credit for the account of the Company and supported by CIT were outstanding in the amount of $18.0 million. (A standby letter of credit supported by CIT was also outstanding for $2.0 million as collateral for obligations in the ordinary course of business under general liability insurance policies.)

         Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to either of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and
(y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to either of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At May 1, 1999, the combined availability of the Companies was $18.8 million; no balance was in a Pledged Account; no loan had been drawn down; and the Company's cash on hand was unrestricted.)

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

Stores

         The Company leased 502 retail stores at May 1, 1999, of which 299 stores were located in strip shopping centers, 180 stores were located in malls and 23 stores were located in downtown shopping districts. Total retail square footage was 2.0 million square feet at May 1, 1999 compared to 2.1 million square feet a year earlier.

         A total of 303 stores are operated by the Company under trade names that predate the AVENUE(R) trade name now used on new stores and remodeled stores. Approximately 300 of these stores are scheduled to be converted to the AVENUE(R) trade name in Fiscal 1999.

         In Fiscal 1999, the Company intends to pay the costs of opening new stores, remodeling certain existing stores and changing the signage on approximately 300 stores from its cash on hand.

         The two preceding paragraphs contain forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results".

Tax Matters

         The Company's federal income tax returns for Fiscal 1994, Fiscal 1995 and Fiscal 1996 are being audited by the Internal Revenue Service. Management believes that the results of the audit will not have a material adverse effect on the Company's financial condition or results of operations.

Renovating Computerized Systems and Replacing Embedded Technology

         The Company operates a nationwide chain of specialty apparel retail stores, imports a significant portion of its inventory, and makes proprietary credit cards available to its customers. The Company's operations are heavily dependent on date sensitive computerized systems and embedded technology, including (i) its management information systems, (ii) the technology, including microcontrollers, embedded in equipment at the Company's national distribution center, (iii) the system for issuing and processing a trade letter of credit for each of the Company's purchase orders used by the bank (the "Letter of Credit Provider") that finances the Company's purchases of inventory abroad and (iv) links to another bank (the "Credit Card Bank") to authorize purchases by customers using the Company's proprietary credit cards. The Company's headquarters uses a date sensitive voicemail system. The Company's headquarters and stores are leased and are generally affected by date sensitive embedded technology used to control heating and ventilation and lighting.

         Generally, computer programs and embedded technology often will mishandle data that includes a year after 1999 (referred to below as "Year 2000 risks").

         The mainframe operating systems used by the Company's vendor have been represented by the vendor to be Year 2000 compliant in all material respects.

         The Company's management information systems department (the "MIS Department") has renovated substantially all of the Company's applications software, systems software and hardware (collectively referred to below as "Systems") to accommodate dates after 1999.

         Integrated Year 2000 testing of substantially all the Systems that are essential to the Company's management information systems ("Essential Systems") and the mainframe operating systems was completed successfully. (There is no assurance, however, that the integrated testing revealed all Year 2000 risks.) The few untested Essential Systems are scheduled to be renovated and tested separately during the second quarter of Fiscal 1999. (The renovation, validation and testing of the Essential Systems are referred to below as the "Year 2000 Project.")

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

         The Letter of Credit Provider has advised the Company that its trade letter of credit system and telecommunications interfaces are Year 2000 complaint in all material respects. There is no assurance, however, that such system and interfaces will function properly after 1999.

         The Credit Card Bank has advised the Company that its credit card transaction processing system has been renovated, and certified to be Year 2000 compliant in all material respects. The Credit Card Bank also stated that it has assessed its telecommunications interfaces for point of sale credit authorizations and is in the process of renovating them to make them Year 2000 compliant in all material respects by June 30, 1999. There is no assurance, however, that these processing systems and telecommunications interfaces will function properly after 1999 or that any malfunctions that occur will not have a material adverse effect on the Company's sales.

         The Company will replace its voicemail system in 1999 with one that is guaranteed to be Year 2000 compliant by the manufacturer.

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

         The Company does not have a project tracking system for the time that its associates spend on the Year 2000 Project. The Company's internal costs for the Year 2000 Project are principally the related payroll costs for the MIS Department, estimated to have been $0.8 million from February 3, 1996 to May 1, 1999, of which $0.1 million is estimated to have been expensed in the first quarter of Fiscal 1999. The cost of special purchases for the Year 2000 Project was approximately $0.6 million, substantially all of which was incurred in Fiscal 1998. Amounts equal to the internal and external costs of the Year 2000 Project, however, probably would have been spent on other software development projects, if the Year 2000 Project had not been necessary. Other software development projects deferred because of the Year 2000 Project probably would have improved the Company's operational efficiency but management does not believe that any of the deferred operational improvements would have been material to its operations.

         Budgeted MIS Department payroll costs and special purchases for the Year 2000 Project, including a voicemail system, in Fiscal 1999 are not material in relation to the Company's general, administrative and store operating expenses in Fiscal 1998. However, there is no assurance that unexpected additional costs will not be incurred.

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

         The Company has contingency plans with respect to heating and ventilation and lighting controls in its stores that have malfunctioned because of an inability to accommodate dates after 1999. For stores located in strip shopping centers, the Company will arrange as quickly as possible for local maintenance contractors to bypass manually any controls that have malfunctioned. There is no assurance, however, that local maintenance contractors will have time available to bypass controls that have malfunctioned. For stores located in malls and downtown shopping districts, the Company will promptly notify landlords of systems that have malfunctioned and request immediate restoration of service. There is no assurance, however, that landlords will be able to restore service. In the case of any unheated stores that have lights, the Company will also ask store managers to keep the stores open if weather conditions permit.

         There is no assurance that the Company's contingency plans will diminish the possible adverse consequences of Year 2000 risks.

         The Company believes that a reasonably likely worst case scenario resulting from Year 2000 risks that are unique to its operations would be a decline in net sales for the fourth quarter of Fiscal 1999 having a material adverse effect on the Company's results of operations and net cash provided from operating activities for that quarter but not on the Company's financial condition (see, "-Liquidity"). While management does not believe that such risks will have a material adverse effect on the Company's operations in Fiscal 2000, there is no assurance that such risks will not have such a material adverse effect, regardless of the Company's remediation efforts and contingency plans. Further, there is no assurance that Year 2000 risks that affect the entire specialty apparel retail industry, and not just the Company, will not have a material adverse effect on the Company's operations in Fiscal 1999 and Fiscal 2000.

         Certain of the 18 preceding paragraphs contain forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

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

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities.

         (c) Seven stock options to purchase 3,000 shares each of the Company's common stock were issued on May 26, 1999 without registration under the Securities Act of 1933 (the "Securities Act"). The options were formula options granted pursuant to the 1999 Stock Option Plan exercisable at $15.125 per share.

         The grantees were non-employee directors of the Company.

         The options become exercisable in five equal annual installments commencing one year after the date of grant.

         The above grants were exempt from the registration provisions of the Securities Act under Section 4(2) thereof because all the grantees are directors of the issuer. Nevertheless, the Company intends to file a registration statement with respect to the options before they become exercisable.

Item 4.   Submission of Matters to a Vote of Security Holders.

         (a) The seventh Annual Meeting of Stockholders (the "Meeting") was held on May 26, 1999.

         (c) The Meeting elected directors for terms ending at the eight Annual Meeting of Stockholders, by the following vote:

     Name                       For                   Withhold Authority to Vote
     ----                       ---                   --------------------------

     Joseph A. Alutto           11,039,347             17,017
     Raphael Benaroya           11,040,947             15,417
     Russell Berrie             10,571,904            484,460
     Joseph Ciechanover         10,569,064            487,300
     Michael Goldstein          11,042,347             14,017
     Ilan Kaufthal              11,042,347             14,017
     Vincent P. Langone         11,040,147             16,217
     George R. Remeta           11,041,447             14,917
     Richard W. Rubenstein      11,042,347             14,017

         (d) The adoption of the 1999 Stock Option Plan (the "1999 Plan") was approved at the Meeting by a vote of 10,273,621 for, 776,822 against and 5,921 abstain. The 1999 Plan is incorporated herein by reference to the appendix to the Company's proxy statement on Schedule 14A for its 1999 Annual Meeting of Stockholders.

Item 6.  Exhibits

         The following exhibits are filed herewith:

         Number              Description
         ------              -----------

         4.1                 Amended By-Laws of the Corporation
         27                  Financial Data schedule

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 30, 1999 are incorporated herein by reference:

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

          The 1999 Stock Option Plan set forth as the Appendix to the Corporation's proxy statement on Schedule 14A for its 1999 annual meeting of stockholders is incorporated herein by reference.*

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

         (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended May 1, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                       UNITED RETAIL GROUP, INC.
            --------------------------------------------------------------------

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

Date:                 June 9, 1999

                                  EXHIBIT INDEX

         The following exhibits are filed herewith:

         Number              Description
         ------              -----------

         4.1                 Amended By-Laws of the Corporation
         27                  Financial Data schedule

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 30, 1999 are incorporated herein by reference:

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

          The 1999 Stock Option Plan set forth as the Appendix to the Corporation's proxy statement on Schedule 14A for its 1999 annual meeting of stockholders is incorporated herein by reference.*

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