Form 10-Q
period 1999-07-31
UNITED RETAIL GROUP INC/DE
filed 1999-09-14
CIK 881905

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

                                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number  00019774


                         United Retail Group, Inc.
           (Exact name of registrant as specified in its charter)

            Delaware                                  51-0303670
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                      Identification No.)

365 West Passaic Street, Rochelle Park, NJ                       07662
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (201)  845-0880


--------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           YES   X         NO _______



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

         As of July 31, 1999, 13,142,488 shares of the registrant's common stock, $.001 par value per share, were outstanding.



Item 1. FINANCIAL STATEMENTS

              UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                        July 31,     January 30,    August 1,
                                          1999          1999          1998
                                      -----------    -----------   -----------
                                      (Unaudited)                  (Unaudited)
        ASSETS
Current assets:
   Cash and cash equivalents            $57,347        $45,894        $50,641
   Accounts receivable                    2,316            513            766
   Inventory                             40,518         45,564         38,040
   Prepaid rents                          3,881          3,946          3,987
   Other prepaid expenses                 3,020          2,429          2,442
                                    -----------    -----------    -----------
      Total current assets              107,082         98,346         95,876

Property and equipment, net              55,206         48,017         46,146
Deferred charges and other
  intangible assets, net of
  accumulated amortization of
  $2,311, $2,130 and $1,971               6,883          6,746          6,866
Deferred income taxes                       893          1,120          1,172
Other assets                                441            363            363
                                    -----------    -----------    -----------
    Total assets                        170,505        154,592        150,423
                                    ===========    ===========    ===========

         LIABILITIES
Current liabilities:
  Current portion of distribution
     center financing                    $1,181         $1,136         $1,093
  Accounts payable, trade                15,495         14,208         12,107
  Accrued expenses                       26,708         22,659         25,960
                                    -----------    -----------    -----------
    Total current liabilities            43,384         38,003         39,160

Distribution center financing             8,570          9,172          9,751
Other long-term liabilities               6,090          6,270          6,625
                                    -----------    -----------    -----------
    Total liabilities                    58,044         53,445         55,536
                                    -----------    -----------    -----------

         STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
   authorized 1,000,000; none
   issued

Common stock, $.001 par value;               14             14             14
   authorized 30,000,000; issued
   (13,812,200, 13,762,900 and
    13,760,300); outstanding
   (13,138,888, 13,089,588,
    and 13,086,988)
Additional paid-in capital               77,662         77,458         77,370
Retained earnings                        36,444         25,334         19,162
Treasury stock (673,312, 673,312,
   and 673,312 shares) at cost           (1,659)        (1,659)        (1,659)
                                    -----------    -----------    -----------
    Total stockholders' equity          112,461        101,147         94,887
                                    -----------    -----------    -----------
    Total liabilities and
     stockholders' equity              $170,505       $154,592       $150,423
                                    ===========    ===========    ===========

The accompanying notes are an integral part of the Consolidated
Financial Statements.




                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share amounts)
                                (Unaudited)


                                  Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                  ---------------------  ----------------------
                                  July 31,    August 1,   July 31,   August 1,
                                    1999        1998        1999       1998
                                  --------   ---------   ---------   ---------

Net sales                          $98,913    $102,175    $195,606    $197,118

Cost of goods sold, including
  buying and occupancy cost         70,179      73,419     139,898     141,242
                                ----------  ----------  ----------  ----------

   Gross profit                     28,734      28,756      55,708      55,876

General, administrative and
  store operating expenses          19,934      20,947      38,941      40,854
                                ----------  ----------  ----------  ----------

   Operating income                  8,800       7,809      16,767      15,022

Non-operating income                  -          3,113        -          3,113

Interest income, net                  (499)       (355)       (846)       (495)
                                ----------  ----------  ----------  ----------

Income before income taxes           9,299      11,277      17,613      18,630

Provision for income taxes           3,448       4,039       6,503       6,822
                                ----------  ----------  ----------  ----------

   Net income                      $ 5,851     $ 7,238     $11,110     $11,808
                                ==========  ==========  ==========  ==========

Net income per share
  Basic                              $0.45       $0.55       $0.85       $0.91
                                ==========  ==========  ==========  ==========
  Diluted                            $0.42       $0.52       $0.80       $0.85
                                ==========  ==========  ==========  ==========

Weighted average number of
   shares outstanding
     Basic                      13,125,718  13,086,645  13,109,504  13,022,015
     Common stock equivalents
          (stock options)          880,208     873,867     796,691     842,654
                                ----------  ----------  ----------  ----------
     Diluted                    14,005,926  13,960,512  13,906,195  13,864,669
                                ==========  ==========  ==========  ==========

The accompanying notes are an integral part of the Consolidated Financial Statements.



                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (Unaudited)

                                                       Twenty-Six Weeks Ended
                                                       ----------------------
                                                        July 31,    August 1,
                                                          1999         1998
Cash Flows From Operating Activities:                  --------     ---------
    Net income                                          $11,110     $11,808
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization of property
      and equipment                                       3,329       3,742
    Amortization of deferred charges and other
      intangible assets                                     182         178
    Loss (gain) on disposal of assets                       276         (75)
    Gain on sale of investments                              -       (3,113)
    Compensation expense                                    156          61
    Benefit from deferred income taxes                      227       1,513
    Deferred lease assumption revenue amortization         (221)       (425)
Changes in operating assets and liabilities:
    Accounts receivable                                  (1,803)       (195)
    Income taxes                                          2,036       3,379
    Inventory                                             5,046         (37)
    Accounts payable and accrued expenses                 3,003       3,816
    Prepaid expenses                                       (526)       (177)
    Other                                                  (676)       (233)
                                                       ---------   ---------
Net Cash Provided From Operating Activities              22,139      20,596
                                                       ---------   ---------

Investing Activities:
    Capital expenditures                                (10,794)     (1,802)
    Deferred payment for property and equipment             518         (78)
    Proceeds from sale of investment and lease               -        3,345
                                                       ---------   ---------
Net Cash (Used For) Provided From Investing
  Activities                                            (10,276)      1,465
                                                       ---------   ---------

Financing Activities:
    Repayments of long-term debt                           (557)       (516)
    Issuance of loans to officers                           (82)     (2,033)
    Exercise of stock options                               229           7
                                                       ---------   ---------

Net Cash Used In Financing Activities                      (410)     (2,542)
                                                       ---------   ---------

Net increase in cash and cash equivalents                11,453      19,519
Cash and cash equivalents, beginning of period           45,894      31,122
                                                       ---------   ---------
Cash and cash equivalents, end of period                $57,347      50,641
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

        The consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report and 1998 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.


2.      NET INCOME PER SHARE

        At the end of fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options.

        Options to purchase approximately 33,000 and 53,000 shares of common stock for the thirteen and twenty-six weeks ended July 31, 1999 at prices ranging from $11.63 to $26.75 per share and approximately 15,000 and 53,000 shares for the thirteen and twenty-six weeks ended August 1, 1998 at prices ranging from $11.50 to $26.75 per share were outstanding but were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares.


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

        The Company and United Retail Incorporated, its subsidiary, (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997 (the "Financing Agreement"), with The CIT Group/Business Credit, Inc.("CIT"). The Financing Agreement provides a revolving line of credit for a term of three years in the aggregate amount of $40 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

        The Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any significant financial covenants.

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

        At July 31, 1999, the combined availability of the Companies was $8.0 million. The aggregate outstanding amount of letters of credit arranged by CIT was $28.4 million and no loan had been drawn down. The Company's cash on hand was unrestricted other than $0.2 million in the pledged accounts.


4.      INCOME TAXES

        The provision for income taxes consists of (dollars in thousands):

                               Thirteen Weeks Ended               Twenty-Six Weeks Ended
                          -------------------------------     ------------------------------
                             July 31,        August 1,          July 31,         August 1,
                               1999            1998               1999             1998
                          --------------    -------------     --------------  --------------
Currently payable:
        Federal             $3,316            $4,033               $5,868           $5,045
        State                  289               208                  408              264
                            --------------------------------------------------------------
                             3,605             4,241                6,276            5,309
                            --------------------------------------------------------------

Deferred:
        Federal               (129)             (166)                 187            1,245
        State                  (28)              (36)                  40              268
                            --------------------------------------------------------------
                              (157)             (202)                 227            1,513
                            --------------------------------------------------------------

                            $3,448            $4,039               $6,503           $6,822
                            ==============================================================


        Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                            Thirteen Weeks Ended
                                            --------------------
                                   July  31, 1999          August 1, 1998
                                   --------------          --------------
Tax at Federal rate              $3,255     35.0%          $3,947     35.0%
State income taxes, net of          170      1.8%             112      1.0%
 federal benefit
Goodwill amortization                18      0.2%              18      0.1%
Other                                 5      0.1%             (38)    (0.3%)
                                 ----------------          ------     ------
                                 $3,448     37.1%          $4,039     35.8%
                                 ============================================


                                            Twenty-Six Weeks Ended
                                            ----------------------
                                    July 31, 1999            August 1, 1998
                                    -------------            --------------
Tax at Federal rate                 $6,164    35.0%        $6,520     35.0%
State income taxes, net of             292     1.6%           346      1.9%
 federal benefit
Goodwill amortization                   36     0.2%            36      0.2%
Other                                   11     0.1%           (80)    (0.5%)
                                    ---------------        -----------------
                                    $6,503    36.9%        $6,822     36.6%
                                    ========================================

     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of July 31, 1999 are as follows (dollars in thousands):

         Assets:
                  Inventory                                $  406
                  Accruals and reserves                     2,829
                  Compensation                                206
                                                           ------
                                                            3,441
         Liabilities:
                  Depreciation                              2,548
                                                           ------

                  Net deferred tax asset                     $893

        Future realization of the tax benefits attributable to these existing deductible temporary differences ultimately depends on the existence of sufficient taxable income at the time of the tax deduction. Based on management's assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings.

        The Company's federal income tax returns for fiscal 1994, fiscal 1995 and fiscal 1996 are being audited by the Internal Revenue Service. Management believes that the results of the audits will not have a material adverse effect on the Company's financial position or results of operations.


5.      ADVANCES TO OFFICERS

        Raphael Benaroya, the Chairman of the Board, President and Chief Executive Officer of the Company, and George R. Remeta, the Vice Chairman and Chief Administrative Officer of the Company, borrowed money from the Company to finance taxes arising from their exercises of employee stock options on February 13, 1998. (The advances had previously been authorized by the Compensation Committee.) In Fiscal 1998, advances were made of approximately $1.6 million to Mr. Benaroya and $0.2 million to Mr. Remeta. In Fiscal 1999, an additional advance of approximately $0.1 million was made to Mr. Benaroya. Interest is payable annually at the prime rate. Accrued interest at February 13, 1999 has been paid in full in the respective amounts of approximately $137,000 for Mr. Benaroya and $21,000 for Mr. Remeta. The largest amounts outstanding were approximately $1.7 million from Mr. Benaroya and $0.2 million from Mr. Remeta, respectively, which remain outstanding. The advances mature on February 13, 2002 subject to acceleration under certain circumstances and to a call by the Company on February 13, 2000 with respect to half of the principal amount. Payment of the advances is secured by a pledge of the shares of the Company's Common Stock issued upon the option exercises in the respective amounts of 777,925 shares issued to Mr. Benaroya and 116,888 shares issued to Mr. Remeta. Each advance is a full recourse obligation of the borrower.


6.      STOCK OPTIONS

        In May 1999, at the annual meeting of stockholders of the Company, the stockholders approved the adoption of the 1999 Stock Option Plan, including a stock option reserve of 400,000 shares of common stock.


7.      SUPPLEMENTAL CASH FLOW INFORMATION

        Net cash flow from operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                     Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                -------------------------------    --------------------------------
                                    July 31,         August 1,         July 31,         August 1,
                                     1999             1998              1999               1998
                                --------------    -------------    --------------     -------------
Cash interest:

Interest income, net per
statements of operations             ($499)         ($355)               ($846)           ($495)

Less: Non-cash
interest expense                        33              6                   53               17
                                      ---------------------               ---------------------

Net cash interest income
including interest income
of $733, $616,
$1,317 and $1,054                     ($532)        ($361)               ($899)           ($512)
                                     ===========================================================

Net income tax payments              $4,173        $1,481               $4,227           $1,930
                                     ===========================================================

        Financing activities for the twenty-six weeks ended July 31, 1998 include the non-cash exercise of 1,076,955 stock options, with the exercise price paid by exchanging common stock held equal to the cash payment due.


8.      OTHER INCOME

        In May 1998, the Company realized a capital gain of $3.1 million on the sale of its minority interest in a privately held apparel design and manufacturing firm for cash. The gain is reported as non-operating income.

9.      CONTINGENCY FOOTNOTE

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



Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1999 VERSUS SECOND QUARTER FISCAL 1998

         Net sales for the second quarter of Fiscal 1999 decreased 3.2% from the second quarter of Fiscal 1998, to $98.9 million from $102.2 million, from a decrease in unit volume. Average stores open decreased 2.7% from 516 to 502 as underperforming stores were closed selectively. Comparable store sales for the quarter decreased 1.4%. There is no assurance that sales and comparable store sales will not continue to decrease.

         Gross profit was $28.7 million in the second quarter of Fiscal 1999 compared with $28.8 million in the second quarter of Fiscal 1998, increasing as a percentage of net sales to 29.0% from 28.1%. The increase in gross profit as a percentage of net sales was primarily attributable to an increase in the merchandise margin rate.

         General, administrative and store operating expenses were $19.9 million in the second quarter of Fiscal 1999 compared to $20.9 million in the second quarter of Fiscal 1998, decreasing principally as a result of reduced computer software expenses and compensation. As a percentage of net sales, general, administrative and store operating expenses decreased to 20.2% from 20.5%.

         During the second quarter of Fiscal 1999, operating income increased 12.7% to $8.8 million (8.9% of sales) from $7.8 million in the second quarter of Fiscal 1998.

         Net interest income was $0.5 million in the second quarter of Fiscal 1999 and $0.4 million in the second quarter of Fiscal 1998, primarily from interest earned on a higher level of cash and cash equivalents.

         The Company had a provision for income taxes of $3.4 million in the second quarter of Fiscal 1999 and $4.0 million in the second quarter of Fiscal 1998. The effective rate increased to 37.1% in the second quarter of Fiscal 1999 from 35.8% in the second quarter of Fiscal 1998.

         The Company had net income of $5.9 million for the second quarter of Fiscal 1999 and $7.2 million for the second quarter of Fiscal 1998. Excluding non-operating income of $3.1 million, net of taxes, net income for the second quarter of Fiscal 1998 was $5.3 million.


FIRST HALF FISCAL 1999 VERSUS FIRST HALF FISCAL 1998

         Net sales for the first half of Fiscal 1999 decreased 0.8% from the first half of Fiscal 1998, to $195.6 million from $197.1 million, from a decrease in unit volume. There is no assurance that sales will not continue to decrease. Average stores open decreased 3.3% from 519 to 502 as underperforming stores were closed selectively. Comparable store sales for the first half increased 1.5%.

         Gross profit was $55.7 million in the first half of Fiscal 1999 compared with $55.9 million in the first half of Fiscal 1998, increasing as a percentage of net sales to 28.5% from 28.3%.

         General, administrative and store operating expenses were $38.9 million in the first half of Fiscal 1999 compared to $40.9 million in the first half of Fiscal 1998, decreasing principally as a result of reduced computer software and insurance expenses. As a percentage of net sales, general, administrative and store operating expenses decreased to 19.9% from 20.7%.

         During the first half of Fiscal 1999, operating income increased 11.6% to $16.8 million (8.6% of sales) from $15.0 million in the first half of Fiscal 1998.

         Net interest income was $0.8 million in the first half of Fiscal 1999 and $0.5 million in the first half of Fiscal 1998, primarily from interest earned on a higher level of cash and cash equivalents.

         The Company had a provision for income taxes of $6.5 million in the first half of Fiscal 1999 and $6.8 million in the first half of Fiscal 1998. The effective rate increased to 36.9% in the first half of Fiscal 1999 from 36.6% in the first half of Fiscal 1998.

         The Company had net income of $11.1 million for the first half of Fiscal 1999 and $11.8 million for the first half of Fiscal 1998. Excluding non-operating income of $3.1 million, net of taxes, net income for the first half of Fiscal 1998 was $9.8 million.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities in the first half of Fiscal 1999 was $22.2 million.

         The Company's cash on hand increased to $57.3 million at July 31, 1999 from $45.9 million at January 30, 1999 and $50.6 million at August 1, 1998.

         Inventory increased to $40.5 million at July 31, 1999 from $38.0 million at August 1, 1998. Inventory was $45.6 million at January 30, 1999. The Company's inventory levels peak in early May and November/December. During Fiscal 1998, the highest inventory level was $54.2 million.

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

         United Retail Group, Inc. and United Retail Incorporated, its subsidiary (collectively, the "Companies"), are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2001 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of July 31, 1999, trade letters of credit for the account of the Company and supported by CIT were outstanding in the amount of $26.4 million. (A standby letter of credit supported by CIT was also outstanding for $2.0 million as collateral for obligations in the ordinary course of business under general liability insurance policies.)

         Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to either of the Companies at any time is the excess of its borrowing base over the sum of
(x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to either of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At July 31, 1999, the combined availability of the Companies was $8.0 million; $0.2 million was in a Pledged Account; the remainder of the Company's cash on hand was unrestricted and no loan had been drawn down.)

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

         The Company believes that its cash on hand, the availability of credit under the Financing Agreement on a revolving basis and cash flows from future operating activities will be adequate to meet anticipated working capital needs, including seasonal financing needs, for the next 12 months. This paragraph constitutes forward-looking information under the 1995 Private Securities Litigation Reform Act (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

STORES

         The Company leased 499 retail stores at July 31, 1999, of which 301 stores were located in strip shopping centers, 176 stores were located in malls and 22 stores were located in downtown shopping districts. Total retail square footage was 2.0 million square feet both at July 31, 1999 and a year earlier.

         303 stores operated by the Company under trade names that predate the Company's AVENUE(R) trade name are scheduled to be converted to the AVENUE(R) trade name in the third quarter of Fiscal 1999. The cost of conversion will be paid from the Company's cash on hand. The budgeted expenses for trade name conversions in the third quarter of Fiscal 1999 are approximately $1.0 million.

         In the third quarter of Fiscal 1999, the Company intends to pay the costs of opening new stores and remodeling certain existing stores from its cash on hand. Substantially all of these costs will be capitalized.

         The two preceding paragraphs contain forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results".

TAX MATTERS

         The Company's federal income tax returns for Fiscal 1994, Fiscal 1995 and Fiscal 1996 are being audited by the Internal Revenue Service. Management believes that the results of the audit will not have a material adverse effect on the Company's financial position or results of operations.

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

         The Systems that are essential to the Company's management information systems ("Essential Systems") and the mainframe operating systems were successfully tested together. (There is no assurance, however, that the integrated testing revealed all Year 2000 risks.) (The renovation, validation and testing of the Essential Systems are referred to below as the "Year 2000 Project.")

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

         The Credit Card Bank has advised the Company that its credit card transaction processing system and telecommunications have been renovated, and that its credit card transaction processing system has been certified to be Year 2000 compliant in all material respects. The Credit Card Bank's telecommunications interfaces for point of sale credit authorizations will be tested by the Company in the third fiscal quarter of 1999. There is no assurance, however, that these processing systems and telecommunications interfaces will function properly after 1999 or that any malfunctions that occur will not have a material adverse effect on the Company's sales.

         The Company replaced its voicemail system with one that is guaranteed to be Year 2000 compliant by the manufacturer.

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

         The Company does not have a project tracking system for the time that its associates spent on the Year 2000 Project. The Company's internal costs for the Year 2000 Project are principally the related payroll costs for the MIS Department, estimated to have been $1.0 million from February 3, 1996 to July 31, 1999, of which $0.1 million is estimated to have been expensed in the second quarter of Fiscal 1999. The cost of special purchases for the Year 2000 Project was approximately $0.6 million, substantially all of which was incurred in Fiscal 1998. Amounts equal to the internal and external costs of the Year 2000 Project, however, probably would have been spent on other software development projects, if the Year 2000 Project had not been necessary. Other software development projects deferred because of the Year 2000 Project probably would have improved the Company's operational efficiency but management does not believe that any of the deferred operational improvements would have been material to its operations.

         Budgeted MIS Department payroll costs and special purchases for the Year 2000 Project in the second half of Fiscal 1999 are not material in relation to the Company's general, administrative and store operating expenses in the second half of Fiscal 1998. However, there is no assurance that unexpected additional costs will not be incurred.

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

         The Company has contingency plans with respect to heating and ventilation and lighting controls in its stores that malfunction because of an inability to accommodate dates after 1999. For stores located in strip shopping centers, the Company will arrange as quickly as possible for local maintenance contractors to bypass manually any controls that have malfunctioned. There is no assurance, however, that local maintenance contractors will have time available to bypass controls that have malfunctioned. For stores located in malls and downtown shopping districts, the Company will promptly notify landlords of systems that have malfunctioned and request immediate restoration of service. There is no assurance, however, that landlords will be able to restore service. In the case of any unheated stores that have lights, the Company will also ask store managers to keep the stores open if weather conditions permit.

         There is no assurance that the Company's contingency plans will diminish the possible adverse consequences of Year 2000 risks.

         The Company believes that a reasonably likely worst case scenario resulting from Year 2000 risks that are unique to its operations would be a decline in net sales for the fourth quarter of Fiscal 1999 having a material adverse effect on the Company's results of operations and net cash provided from operating activities for that quarter but not on the Company's financial condition (see, "-Liquidity"). While management does not believe that such risks will have a material adverse effect on the Company's operations in Fiscal 2000, there is no assurance that such risks will not have such a material adverse effect, regardless of the Company's remediation efforts and contingency plans. Further, there is no assurance that Year 2000 risks that affect the entire specialty apparel retail industry, and not just the Company, will not have a material adverse effect on the Company's operations in the fourth quarter of Fiscal 1999 and in Fiscal 2000.

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


                        PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

         George R. Remeta, the Vice Chairman, Chief Financial Officer and Secretary of the Company, was promoted on May 26, 1999 to the position of Chief Administrative Officer, which includes the duties of Chief Financial Officer and Secretary and additional executive responsibilities. He remains the Vice Chairman.


ITEM 6.  EXHIBITS

         The following exhibit is filed herewith:

         Number               Description

         27                   Financial Data schedule

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 1, 1999 is incorporated herein by reference:

         Number in Filing     Description

         4.1                  Restated By-Laws of the Corporation

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

         (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended July 31, 1999.


                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)             UNITED RETAIL GROUP, INC.

                    By:  /s/ GEORGE R. REMETA
                         _______________________________________
                         George R. Remeta, Vice Chairman of the
                         Board and Chief Administrative Officer -
                         Authorized Signatory

                    By:  /s/ JON GROSSMAN
                         _______________________________________
                         Jon Grossman, Vice President -
                         Finance and Chief Accounting Officer



Date:   September 13, 1999


                               EXHIBIT INDEX

         The following exhibit is filed herewith:

         Number               Description

         27                   Financial Data schedule

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 1, 1999 is incorporated herein by reference:

         Number in Filing     Description

         4.1                  Restated By-Laws of the Corporation

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