Form 10-Q
period 1999-10-30
UNITED RETAIL GROUP INC/DE
filed 1999-12-02
CIK 881905

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1999

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number  00019774

                         United Retail Group, Inc.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                   51 0303670
------------------------------                    -------------------
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

365 West Passaic Street, Rochelle Park, NJ        07662
------------------------------------------        ----------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (201)  845-0880

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)






         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES _x__     NO ____


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

         As of October 30, 1999, a total of 13,160,088 of the registrant's units were outstanding, each consisting of one share of the registrant's common stock, $.001 par value per share, and one right to purchase one one-hundredth of a share of the registrant's preferred stock, $.001 par value per share (hereinafter referred to as "shares of Common Stock").




Item 1. FINANCIAL STATEMENTS                              UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                                                   CONSOLIDATED BALANCE SHEETS
                                                                      (dollars in thousands)

                                                                 October 30,            January 30,             October 31,
                                                                    1999                   1999                    1998
                                                             -------------------    -------------------     -------------------
                                                 ASSETS         (Unaudited)                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                             31,773                 45,894                  30,720
   Accounts receivable                                                    2,890                    513                   1,434
   Inventory                                                             62,712                 45,564                  54,171
   Prepaid rents                                                          3,889                  3,946                   4,010
   Other prepaid expenses                                                 3,377                  2,429                   3,307
                                                             -------------------    -------------------     -------------------
      Total current assets                                              104,641                 98,346                  93,642

Property and equipment, net                                              59,669                 48,017                  47,272
Deferred charges and other intangible assets,
  net of accumulated amortization of $2,398, $2,130
  and $2,041                                                              7,128                  6,746                   6,826
Deferred income taxes                                                       828                  1,120                   1,383
Other assets                                                                399                    363                     363
                                                             -------------------    -------------------     -------------------
    Total assets                                                        172,665                154,592                 149,486
                                                             ===================    ===================     ===================


                                                 LIABILITIES

Current liabilities:
  Current portion of distribution center financing                        1,205                  1,136                   1,115
  Accounts payable, trade                                                21,973                  14,208                 14,099
  Accrued expenses                                                       21,735                  22,659                 20,847
                                                             -------------------    -------------------     -------------------
    Total current liabilities                                            44,913                 38,003                  36,061

Distribution center financing                                             8,260                  9,172                   9,464
Other long-term liabilities                                               6,063                  6,270                   6,573
                                                             -------------------    -------------------     -------------------
    Total liabilities                                                    59,236                 53,445                  52,098
                                                             -------------------    -------------------     -------------------


                                                 STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; authorized
   1,000,000; none issued
   Series A junior participating preferred stock,
   $.001 par value; authorized 150,000; none issued
Common stock, $.001 par value; authorized                                    14                     14                      14
   30,000,000; issued 13,833,400, 13,762,900
   and 13,762,900; outstanding 13,160,088,
   13,089,588, and 13,089,588
Additional paid-in capital                                               77,907                 77,458                  77,420
Retained earnings                                                        37,167                 25,334                  21,613
Treasury stock 673,312 shares at cost                                    (1,659)                (1,659)                 (1,659)
                                                             -------------------    -------------------     -------------------
    Total stockholders' equity                                          113,429                101,147                  97,388
                                                             -------------------    -------------------     -------------------
    Total liabilities and stockholders' equity                          172,665                154,592                 149,486
                                                             ===================    ===================     ===================



The accompanying notes are an integral part of the Consolidated Financial Statements.





                                            UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (dollars in thousands, except per share amounts)
                                                           (Unaudited)


                                                      Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                              -----------------------------------    ------------------------------------

                                                  October 30,        October 31,         October 30,         October 31,
                                                     1999                1998               1999                1998
                                              ----------------    ---------------    ----------------    ----------------
Net sales                                              86,802             85,174             282,408             282,292

Cost of goods sold, including
  buying and occupancy costs                           66,905             62,859             206,803             204,101
                                              ----------------    ---------------    ----------------    ----------------

   Gross profit                                        19,897             22,315              75,605              78,191

General, administrative and
  store operating expenses                             19,128             18,884              58,069              59,738
                                              ----------------    ---------------    ----------------    ----------------

   Operating income                                       769              3,431              17,536              18,453

Non-operating income                                        -                  -                   -               3,113

Interest income, net                                      467                388               1,313                 883
                                              ----------------    ---------------    ----------------    ----------------

Income before income taxes                              1,236              3,819              18,849              22,449

Provision for income taxes                                513              1,368               7,016               8,190
                                              ----------------    ---------------    ----------------    ----------------

   Net income                                            $723             $2,451             $11,833        $     14,259
                                              ================    ===============    ================    ================

Net income per share
  Basic                                                 $0.06              $0.19              $0.90         $       1.09
                                              ================    ===============    ================    ================
  Diluted                                               $0.05              $0.18              $0.85         $       1.04
                                              ================    ===============    ================    ================


Weighted average number of
   shares outstanding:
       Basic                                       13,144,559         13,089,076          13,121,197          13,044,368
       Common stock equivalents
                (stock options)                       765,027            654,244             786,146             676,481
                                              ----------------    ---------------    ----------------    ----------------
       Diluted                                     13,909,586         13,743,320          13,907,343          13,720,849
                                              ================    ===============    ================    ================


The accompanying notes are an integral part of the Consolidated Financial Statements.





                                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (dollars in thousands)
                                                 (Unaudited)

                                                                                      Thirty-Nine Weeks Ended
                                                                               -----------------------------------
                                                                                 October 30,        October 31,
                                                                                    1999               1998
                                                                               ----------------   ----------------
Cash Flows From Operating Activities:
    Net income                                                                          11,833             14,259
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization of property and equipment                              5,060              5,438
    Amortization of deferred charges and other
      intangible assets                                                                    295                266
    Loss (gain) on disposal of assets                                                      281                (56)
    Gain on sale of investments                                                              -             (3,113)
    Compensation expense                                                                   233                138
    Benefit from deferred income taxes                                                     292              1,302
    Deferred lease assumption revenue amortization                                        (312)              (536)
Changes in operating assets and liabilities:
    Accounts receivable                                                                 (2,377)              (863)
    Income taxes                                                                        (1,091)              (590)
    Inventory                                                                          (17,148)           (16,168)
    Accounts payable and accrued expenses                                                7,673              4,495
    Prepaid expenses                                                                      (891)              (711)
    Other                                                                               (1,019)              (333)
                                                                               ----------------   ----------------
Net Cash Provided From Operating Activities                                              2,829              3,528
                                                                               ----------------   ----------------

Investing Activities:
    Capital expenditures                                                               (17,193)            (4,643)
    Deferred payment for property and equipment                                            571                202
    Proceeds from sale of lease and investment                                             200              3,345
                                                                               ----------------   ----------------

Net Cash Used For Investing Activities                                                 (16,422)            (1,096)
                                                                               ----------------   ----------------

Financing Activities:
    Repayments of long-term debt                                                          (843)              (781)
    Issuance of loans to officers                                                          (23)            (2,073)
    Exercise of stock options                                                              338                 20
                                                                               ----------------   ----------------

Net Cash Used In Financing Activities                                                     (528)            (2,834)
                                                                               ----------------   ----------------

Net decrease in cash and cash equivalents                                              (14,121)              (402)
Cash and cash equivalents, beginning of period                                          45,894             31,122
                                                                               ----------------   ----------------
Cash and cash equivalents, end of period                                                31,773             30,720
                                                                               ================   ================

The accompanying notes are an integral part of the Consolidated Financial Statements.





                         UNITED RETAIL GROUP, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)


1.  Basis of Presentation
    ---------------------

    The consolidated financial statements include the accounts of United Retail Group, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

    The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report and 1998 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for full fiscal year.


2.      NET INCOME PER SHARE

        At the end of fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options.

        Options to purchase shares of common stock which were outstanding but were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:

                                                 Thirteen Weeks Ended
                                           ---------------------------------
                                             October 30,        October 31,
                                                1999               1998
                                             ----------         ----------
     Options                                  53,000              53,000

     Range of Option Prices per share     $12.08 - $26.75    $11.50 - $26.75


                                                Thirty-Nine Weeks Ended
                                           ---------------------------------
                                             October 30,        October 31,
                                                1999               1998
                                             ----------         ----------
     Options                                  53,000              53,000

     Range of Option Prices per share     $12.08 - $26.75    $11.50 - $26.75


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

        At October 30, 1999, after giving effect to the $5 million minimum availability, the Companies had usable credit under the Financing Agreement of $13.7 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $24.3 million and no loan had been drawn down.

        In the event a loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the prime rate or at two percent plus the LIBOR rate on a per annum basis, at the borrower's option.


4.      INCOME TAXES

        The provision for income taxes consists of (dollars in thousands):

                                     Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                   -------------------------   -------------------------
                                   October 30,   October 31,   October 30,   October 31,
                                      1999          1998          1999          1998
                                   -----------  ------------   -----------   -----------
Currently payable:
        Federal                       $372         $1,457        $6,240        $6,502
        State                           76            122           484           386
                                     -----         ------        ------        ------
                                       448          1,579         6,724         6,888
                                     -----         ------        ------        ------

Deferred:
        Federal                         53           (174)          240         1,071
        State                           12            (37)           52           231
                                     -----         ------        ------        ------
                                        65           (211)          292         1,302
                                     -----         ------        ------        ------

                                      $513         $1,368        $7,016        $8,190
                                     =====         ======        ======        ======

        Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                                Thirteen Weeks Ended
                                      ----------------------------------------
                                      October 30, 1999        October 31, 1998
                                      ----------------      ------------------
Tax at Federal rate                    $433     35.0%         $1,337     35.0%
State income taxes, net of               56      4.6%             55      1.4%
 federal benefit
Goodwill amortization                    18      1.5%             18      0.5%
Other                                     6      0.4%            (42)    (1.1%)
                                       ----     -----         ------     -----
                                       $513     41.5%         $1,368     35.8%
                                       ====     =====         ======     ======


                                                Thirty-Nine Weeks Ended
                                      ----------------------------------------
                                      October 30, 1999        October 31, 1998
                                      ----------------      ------------------

Tax at Federal rate                    $6,597   35.0%         $7,857     35.0%
State income taxes, net of                348    1.8%            401      1.8%
 federal benefit
Goodwill amortization                      54    0.3%             54      0.2%
Other                                      17    0.1%           (122)    (0.5%)
                                       ------   -----         ------     -----
                                       $7,016   37.2%         $8,190     36.5%
                                       ======   =====         ======     =====

     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of October 30, 1999 are as follows (dollars in thousands):

         Assets:
                  Inventory                         $  218
                  Accruals and reserves              2,921
                  Compensation                         193
                                                    ------
                                                     3,332
                                                    ------

         Liabilities:
                  Depreciation                       2,504
                                                    ------
                                                     2,504
                                                    ------

                  Net deferred tax asset              $828
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


5.      ADVANCES TO OFFICERS

     Raphael Benaroya, the Chairman of the Board, President and Chief Executive Officer of the Company, and George R. Remeta, the Vice Chairman and Chief Administrative Officer of the Company, borrowed money from the Company to finance taxes arising from their exercises of employee stock options on February 13, 1998. (The advances had previously been authorized by the Compensation Committee.) In Fiscal 1998, advances were made of approximately $1.6 million to Mr. Benaroya and $0.2 million to Mr. Remeta. In Fiscal 1999, an additional advance of approximately $0.1 million was made to Mr. Benaroya. Interest is payable annually at the prime rate. Accrued interest at February 13, 1999 has been paid in full in the respective amounts of approximately $137,000 for Mr. Benaroya and $21,000 for Mr. Remeta. The advances mature on February 13, 2002 subject to acceleration under certain circumstances and to a call by the Company on February 13, 2000 with respect to half of the principal amount. Payment of the advances is secured by a pledge of the shares of the Company's Common Stock in the respective amounts of 800,000 shares issued to Mr. Benaroya and 116,888 shares issued to Mr. Remeta. Each advance is a full recourse obligation of the borrower.


6.      STOCK OPTIONS

        In May 1999, at the annual meeting of stockholders of the Company, the stockholders approved the adoption of the 1999 Stock Option Plan, including a stock option reserve of 400,000 shares of common stock.


7.      SUPPLEMENTAL CASH FLOW INFORMATION

        Net cash flow from operating activities includes cash payments for interest and income taxes as follows (dollars in thousands):

                                     Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                   -------------------------   -------------------------
                                   October 30,   October 31,   October 30,   October 31,
                                      1999          1998          1999          1998
                                   -----------  ------------   -----------   -----------

Cash interest:
Interest income, net per
statements of operations              $467           $388        $1,313          $883

Plus: Non-cash
interest expense                        69              3            82            20
                                     -----          -----        ------         -----

Net cash interest income
including interest income
of $714, $608,
$2,031 and $1,662                     $536           $391        $1,395          $903
                                     =====          =====        ======         =====

Income tax payments                 $3,576         $5,548        $7,803        $7,478
                                    ======         ======        ======        ======


        Financing activities for the thirty-nine weeks ended October 31, 1998 include the non-cash exercise of 1,076,955 stock options, with the exercise price paid by exchanging common stock held equal to the cash payment due.


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



Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1999 VERSUS THIRD QUARTER FISCAL 1998

         Net sales for the third quarter of Fiscal 1999 increased 1.9% from the third quarter of Fiscal 1998, to $86.8 million from $85.2 million, from an increase in unit volume. Average stores open decreased 1.8% from 509 to 500 as underperforming stores were closed selectively. Comparable store sales for the quarter increased 3.0%. There is no assurance that sales and comparable store sales will continue to increase. (Net sales for November 1999 decreased 1.2% from November 1998 to $28.2 million from $28.5 million. Comparable store sales declined 1.8% in November 1999.)

         Gross profit was $19.9 million in the third quarter of Fiscal 1999 compared with $22.3 million in the third quarter of Fiscal 1998, decreasing as a percentage of net sales to 22.9% from 26.2%. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in marketing expenses and a decrease in the merchandise margin rate. The stores operated by the Company under trade names that predate the Company's AVENUE(R) trade name were converted to the AVENUE(R) trade name in the third quarter of Fiscal 1999. The increase in marketing expenses related principally to the conversion of stores to the Company's AVENUE(R) trade name. The marketing campaign for trade name conversion was completed in the third quarter of Fiscal 1999.

         General, administrative and store operating expenses were $19.1 million in the third quarter of Fiscal 1999 compared to $18.9 million in the third quarter of Fiscal 1998. As a percentage of net sales, general, administrative and store operating expenses decreased to 22.0% from 22.2%.

         During the third quarter of Fiscal 1999, operating income decreased to $0.8 million from $3.4 million in the third quarter of Fiscal 1998.

         Net interest income was $0.5 million in the third quarter of Fiscal 1999 and $0.4 million in the third quarter of Fiscal 1998, primarily from interest earned at higher rates on a higher level of cash and cash equivalents.

         The Company had a provision for income taxes of $0.5 million in the third quarter of Fiscal 1999 and $1.4 million in the third quarter of Fiscal 1998. The effective rate increased to 41.5% in the third quarter of Fiscal 1999 from 35.8% in the third quarter of Fiscal 1998.

         The Company had net income of $0.7 million for the third quarter of Fiscal 1999 and $2.5 million for the third quarter of Fiscal 1998.


FIRST NINE MONTHS FISCAL 1999 VERSUS FIRST NINE MONTHS FISCAL 1998

         Net sales for the first nine months of Fiscal 1999 were $282.4 million compared with $282.3 million for the first nine months of Fiscal 1998. Average stores open decreased 2.9% from 516 to 501 as underperforming stores were closed selectively. Comparable store sales for the first nine months increased 2.0%.

         Gross profit was $75.6 million in the first nine months of Fiscal 1999 compared with $78.2 million in the first nine months of Fiscal 1998, decreasing as a percentage of net sales to 26.8% from 27.7%. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in marketing expenses, largely in connection with the trade name conversion.

         General, administrative and store operating expenses were $58.1 million in the first nine months of Fiscal 1999 compared to $59.7 million in the first nine months of Fiscal 1998, decreasing principally as a result of reduced computer software expenses, insurance expenses and administrative expenses. As a percentage of net sales, general, administrative and store operating expenses decreased to 20.6% from 21.2%.

         During the first nine months of Fiscal 1999, operating income was $17.5 million compared with $18.5 million in the first nine months of Fiscal 1998.

         Net interest income was $1.3 million in the first nine months of Fiscal 1999 and $0.9 million in the first nine months of Fiscal 1998, primarily from interest earned at higher rates on a higher level of cash and cash equivalents.

         The Company had a provision for income taxes of $7.0 million in the first nine months of Fiscal 1999 and $8.2 million in the first nine months of Fiscal 1998. The effective rate increased to 37.2% in the first nine months of Fiscal 1999 from 36.5% in the first nine months of Fiscal 1998.

         The Company had net income of $11.8 million for the first nine months of Fiscal 1999 and $14.3 million for the first nine months of Fiscal 1998. Excluding non-operating income of $3.1 million, net of taxes, net income for the first nine months of Fiscal 1998 was $12.3 million.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities in the first nine months of Fiscal 1999 was $2.8 million.

         The Company's cash on hand increased to $31.8 million at October 30, 1999 from $30.7 million at October 31, 1998. Cash on hand at January 30, 1999 was $45.9 million.

         Inventory increased to $62.7 million at October 30, 1999 from $54.2 million at October 31, 1998. Inventory was $45.6 million at January 30, 1999. The Company's inventory levels peak in early May and November/December. During Fiscal 1998, the highest inventory level was $54.2 million.

         Import purchases are made in U.S. dollars, are generally financed by trade letters of credit and constituted approximately two-thirds of total purchases during the year ended October 30, 1999.

         Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor.

         United Retail Group, Inc. and United Retail Incorporated, its subsidiary (collectively, the "Companies"), are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2001 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of October 30, 1999, trade letters of credit for the account of the Company and supported by CIT were outstanding in the amount of $24.3 million. (A standby letter of credit supported by CIT was also outstanding for $2.0 million as collateral for obligations in the ordinary course of business under general liability insurance policies.)

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

        The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any financial covenants. (At
October 30, 1999, after giving effect to the $5 million minimum availability, the Companies had usable credit under the Financing Agreement of $13.7 million; the Pledged Account had a zero balance; the Company's cash on hand was unrestricted; and no loan had been drawn down.)

          In the event a revolving loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the prime rate or at two percent plus the LIBOR rate on a per annum basis, at the borrower's option.

         The line of credit is secured by a security interest in inventory and proceeds and by the balance from time to time in the Pledged Account.

         The Financing Agreement also includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to, among other things, making certain investments, declaring or paying dividends, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business.

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

STORES

         The Company leased 500 retail stores at October 30, 1999, of which 307 stores were located in strip shopping centers, 172 stores were located in malls and 21 stores were located in downtown shopping districts. Total retail square footage was 2.0 million square feet both at October 30, 1999 and a year earlier.

         The stores operated by the Company under trade names that predate the Company's AVENUE(R) trade name were converted to the AVENUE(R) trade name in the third quarter of Fiscal 1999.

         In the fourth quarter of Fiscal 1999, the Company intends to pay the costs of opening new stores and remodeling certain existing stores from its cash on hand. (Substantially all of these costs will be capital costs.) This paragraph contains forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results".

E-COMMERCE

         The Company launched a test site (www.cloudwalkers.com) during the third quarter of Fiscal 1999 for the sale of its Cloudwalkers(R) brand women's shoes on the Internet. A catalogue for the shoes was also distributed. Internet and catalogue sales of shoes were not material during the third quarter of Fiscal 1999 and are not planned to be material in the fourth quarter of Fiscal 1999.

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

         The Credit Card Bank has advised the Company that its credit card transaction processing system has been renovated and certified to be Year 2000 compliant in all material respects. The Credit Card Bank's telecommunications interfaces for point of sale credit authorizations were successfully tested by the Company. There is no assurance, however, that these processing systems and telecommunications interfaces will function properly after 1999 or that any malfunctions that occur will not have a material adverse effect on the Company's sales.

         The Company replaced its voicemail system with one that is guaranteed to be Year 2000 compliant by the manufacturer.

         The Company believes that in most cases the embedded technology used in energy management systems to control heating and ventilation and lighting at its headquarters and its stores can quickly be bypassed manually in the event of a malfunction because of an inability to accommodate dates after 1999. There is no assurance, however, that any malfunctions that occur will not have a material adverse effect on the Company's operations. This paragraph contains forward-looking information under the Reform Act, which is subject to uncertainty.

         The Company does not have a project tracking system for the time that its associates spent on the Year 2000 Project. The Company's internal costs for the Year 2000 Project are principally the related payroll costs for the MIS Department, estimated to have been $1.1 million from February 3, 1996 to October 30, 1999, of which $0.1 million is estimated to have been expensed in the third quarter of Fiscal 1999. The cost of special purchases for the Year 2000 Project was approximately $0.6 million, substantially all of which was incurred in Fiscal 1998. Amounts equal to the internal and external costs of the Year 2000 Project, however, probably would have been spent on other software development projects, if the Year 2000 Project had not been necessary. Other software development projects deferred because of the Year 2000 Project probably would have improved the Company's operational efficiency but management does not believe that any of the deferred operational improvements would have been material to its operations.

         Budgeted MIS Department payroll costs and special purchases for the Year 2000 Project in the fourth quarter of Fiscal 1999 are not material in relation to the Company's general, administrative and store operating expenses in the fourth quarter of Fiscal 1998. However, there is no assurance that unexpected additional costs will not be incurred.

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

         The Company believes that a reasonably likely worst case scenario resulting from Year 2000 risks that are unique to its operations would be a decline in net sales for the fourth quarter of Fiscal 1999 having a material adverse effect on the Company's results of operations and net cash provided from operating activities for that quarter but not on the Company's financial condition (see, "Liquidity and Capital Resources"). While management does not believe that such risks will have a material adverse effect on the Company's operations in Fiscal 2000, there is no assurance that such risks will not have such a material adverse effect, regardless of the Company's remediation efforts and contingency plans. Further, there is no assurance that Year 2000 risks that affect the entire specialty apparel retail industry, and not just the Company, will not have a material adverse effect on the Company's operations and financial condition in the fourth quarter of Fiscal 1999 and in Fiscal 2000.

         Certain of the eight preceding paragraphs contain forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

FUTURE RESULTS

         Future results could differ materially from those currently anticipated by the Company due to unforeseeable problems that might arise and possible (i) extreme or unseasonable weather conditions, (ii) miscalculation of fashion trends, (iii) shifting shopping patterns, both within the specialty store sector and in other channels of distribution,
(iv) disruptions in the telecommunications, banking, credit card, transportation, utilities and apparel manufacturing industries in the United States and abroad caused by the inability of their computerized systems and embedded technology to accommodate dates after 1999, (v) economic downturns, weakness in overall consumer demand, and variations in the demand for women's fashion apparel, (vi) imposition by vendors, or their third-party factors, of more onerous payment terms for domestic merchandise purchases, (vii) acceleration in the rate of business failures and inventory liquidations in the specialty store sector of the women's apparel industry, and (viii) disruptions in the sourcing of merchandise abroad, including (a) political instability and economic distress in South Asia, (b) China's claims to sovereignty over Taiwan, (c) North Korea's claims to sovereignty over South Korea, (d) exchange rate fluctuations, (e) trade sanctions or restrictions, (f) changes in quota and duty regulations,
(g) delays in shipping, (h) increased costs of transportation or (i) disruptions in government services in the United States and abroad caused by the inability of computerized systems and embedded technology to accommodate dates after 1999, including delays in the issuance by the United States Customs Service of clearances on imported merchandise.



                        PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

         Options to purchase shares of Company Common Stock were issued without registration under the Securities Act of 1933 (the "Securities Act"), as follows:

         Grant Date        No. of Underlying Shares            Exercise Price
         ----------        ------------------------            --------------

          9/23/99                 1,500                           $13.5625
          8/2/99                 10,000                           $10.25

         The options become exercisable in five equal annual installments commencing one year after the date of grant.

         The grants were exempt from the registration provisions of the Securities Act under Section 4(2) thereof because the grantees are employees of the issuer. Nevertheless, the Company intends to file a registration statement with respect to the options before they become exercisable.


ITEM 6.  EXHIBITS

         The following exhibits are filed herewith:

         Number                     Description
         ------                     -----------

         10                         Amendment, dated October 6, 1999, to
                                    Financing Agreement among the
                                    Corporation, United Retail Incorporated
                                    and The CIT Group/Business Credit, Inc.
                                    ("CIT")
         27                         Financial Data schedule

         The promissory note, dated November 18, 1999, from Raphael Benaroya to the Corporation filed as the exhibit to Mr. Benaroya's Schedule 13D, dated November 18, 1999, is incorporated herein by reference.

         The following exhibits to the Corporation's Current Report on Form 8-K, filed September 23, 1999, are incorporated herein by reference:

         Number in Filing           Description
         ----------------           -----------

         3                          Certificate of Designation, Preferences
                                    and Rights of Series A Junior
                                    Participating Preferred Stock
         10.1.1 Right of First Refusal Agreement, dated as of September 17, 1999, between the Corporation and Limited Direct Associates, L.P.
         10.1.2 Right of First Refusal Agreement, dated as of September 17, 1999, between the Corporation and The Limited,
                                    Inc./Intimate Brands, Inc. Foundation

         The following exhibit to the Corporation's Current Report on Form 8-K, filed September 17, 1999 is incorporated herein by reference:

         Number in Filing           Description
         ----------------           -----------

         3                          Restated By-Laws of the Corporation

         The stockholders' rights plan filed as the exhibit to the Corporation's Registration Statement on Form 8-A, dated September 15, 1999, is incorporated herein by reference.

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 30, 1999 are incorporated herein by reference:

         Number in Filing           Description
         ----------------           -----------

          10.1                      Amendment, dated March 29, 1999, to
                                    Financing Agreement among the
                                    Corporation, United Retail Incorporated
                                    and CIT
          10.2                      Financial Statements of Retirement Savings
                                    Plan for year ended December 31, 1998
          13                        Sections of 1998 Annual Report to
                                    Stockholders (including opinion of
                                    Independent Public Accountants) that
                                    are incorporated by reference in
                                    response to the items of the Annual
                                    Report on Form 10-K
          21                        Subsidiaries of the Corporation

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

         (b) Current Reports on Form 8-K were filed by the Corporation on September 17, 1999 and September 23, 1999.

         The September 17, 1999 filing reported (i) the adoption of a stockholders' rights plan, (ii) the restatement of the Company's By-laws and (iii) the approval of a stock repurchase program.

         The September 23, 1999 filing reported (i) Right of First Refusal Agreements, dated September 20, 1999, between the Company and Limited Direct Associates, L.P. and The Limited, Inc./Intimate Brands, Inc. Foundation, respectively, with respect to shares of Company Common Stock held by the other parties and (ii) the Certificate of Designation, Preferences and Rights of the Company's Series A Junior Participating Preferred Stock.




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


(Registrant)                       UNITED RETAIL GROUP, INC.
            -----------------------------------------------------------------

                  By: /S/ GEORGE R. REMETA
                     --------------------------------------------------------
                     George R. Remeta, Vice Chairman of the Board and Chief
                        Administrative Officer - Authorized Signatory

                  By: /S/ JON GROSSMAN
                     --------------------------------------------------------
                     Jon Grossman, Vice President  - Finance and Chief
                             Accounting Officer


Date:  November 30, 1999




                               EXHIBIT INDEX

         The following exhibits are filed herewith:

         Number                     Description
         ------                     -----------

         10                         Amendment, dated October 6, 1999, to
                                    Financing Agreement among the
                                    Corporation, United Retail Incorporated
                                    and The CIT Group/Business Credit, Inc.
                                    ("CIT")
         27                         Financial Data schedule

         The promissory note, dated November 18, 1999, from Raphael Benaroya to the Corporation filed as the exhibit to Mr. Benaroya's Schedule 13D, dated November 18, 1999, is incorporated herein by reference.

         The following exhibits to the Corporation's Current Report on Form 8-K, filed September 23, 1999, are incorporated herein by reference:

         Number in Filing           Description
         ----------------           -----------

         3                          Certificate of Designation, Preferences
                                    and Rights of Series A Junior
                                    Participating Preferred Stock
         10.1.1 Right of First Refusal Agreement, dated as of September 17, 1999, between the Corporation and Limited Direct Associates, L.P.
         10.1.2 Right of First Refusal Agreement, dated as of September 17, 1999, between the Corporation and The Limited,
                                    Inc./Intimate Brands, Inc. Foundation

         The following exhibit to the Corporation's Current Report on Form 8-K, filed September 17, 1999 is incorporated herein by reference:

         Number in Filing           Description
         ----------------           -----------
         3                          Restated By-Laws of the Corporation

         The stockholders' rights plan filed as the exhibit to the Corporation's Registration Statement on Form 8-A, dated September 15, 1999, is incorporated herein by reference.

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 30, 1999 are incorporated herein by reference:

         Number in Filing           Description
         ----------------           -----------
          10.1                      Amendment, dated March 29, 1999, to
                                    Financing Agreement among the
                                    Corporation, United Retail Incorporated
                                    and CIT
          10.2                      Financial Statements of Retirement Savings
                                    Plan for year ended December 31, 1998
          13                        Sections of 1998 Annual Report to
                                    Stockholders (including opinion of
                                    Independent Public Accountants) that
                                    are incorporated by reference in
                                    response to the items of the Annual
                                    Report on Form 10-K
          21                        Subsidiaries of the Corporation

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

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

         Number in Filing           Description
         ----------------           -----------

          10.1 Restated Stockholders' Agreement, dated\ December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto
          10.2 Private Label Credit Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank (Confidential portions have been deleted and filed separately with the Secretary of the Commission)
          10.4*                     Restated 1990 Stock Option Plan as of
                                    March 6, 1998
          10.5*                     Restated 1990 Stock Option Plan as of
                                    May 28, 1996
          10.6*                     Restated 1996 Stock Option Plan as of
                                    March 6, 1998
          10.7*                     Restated 1989 Performance Option Plan
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