Form 10-K
period 2000-01-29
UNITED RETAIL GROUP INC/DE
filed 2000-04-21
CIK 881905

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2000

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ______________________
Commission file number 019774


                         United Retail Group, Inc.
              ------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                             51 0303670
-------------------------------------     -----------------------------
State or other jurisdiction of           (I.R.S. Employer Identification No.
incorporation or organization

365 West Passaic Street, Rochelle Park, NJ            07662
------------------------------------------       --------------------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code  (201) 845-0880
                                                    --------------


      Securities registered pursuant to Section 12(b) of the 1934 Act:

 Title of each class          Name of each exchange on which registered
--------------------          -----------------------------------------

Securities registered pursuant to Section 12(g) of the 1934 Act:

Common Stock, $.001 par value per share, with Stock Purchase Right attached
---------------------------------------------------------------------------
                             (Title of class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES___X___ NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 10, 2000, the aggregate market value of the voting stock of the registrant (also referred to herein as the "Company") held by non-affiliates of the registrant was approximately $85.2 million. For purposes of the preceding sentence only, affiliate status was determined on the basis that all stockholders of the registrant are non-affiliates except stockholders who have filed statements with the Securities and Exchange Commission (the "SEC") under Section 16(a) of the 1934 Act and the holdings of affiliates are based upon the contents of the filed statements.

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

As of March 31, 2000, 13,297,033 shares of the registrant's common stock, $.001 par value per share, were outstanding. One Stock Purchase Right is attached to each outstanding share.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's annual report for the year ended January 29, 2000 (the "1999 Annual Report to Stockholders") is incorporated in part by reference in Part I and Part II of this Form 10-K.

The registrant's proxy statement on Schedule 14A for its 2000 annual meeting of stockholders (the "2000 Proxy Statement") is incorporated in part by reference in Part I and Part III of this Form 10-K.




                                    PART I

Item 1.     Business.

OVERVIEW

      The Company is a leading nationwide specialty retailer featuring AVENUE(R) brand apparel and accessories for large-size women and CLOUDWALKERS.COM(TM) brand women's shoes. The Company's merchandising strategy is to offer its customers merchandise of the same quality and variety available in smaller sizes. The Company operates its stores under the AVENUE(R) trade name.

CUSTOMER BASE

The Company serves the mass market and targets fashion-conscious women between 18 and 50 years of age who wear size 14 or larger apparel, provided, however, that CLOUDWALKERS.COM(TM) shoes are available in a complete size range. The Company believes that the large-size customer often has fewer specialty store alternatives in nearby shopping malls and strip shopping centers than her smaller-size counterpart although in recent years new entrants in the market segment have expanded the available alternatives.

HISTORY

The Company was incorporated in 1987 and completed its initial public offering in 1992. The Company's current business resulted from an internal reorganization at The Limited, Inc. ("The Limited") in 1987, in which The Limited combined its underperforming AVENUE(R) store group (then operating under the Lerner Woman trade name) with the Sizes Unlimited store group. Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer, and his management team were selected to manage the combined businesses.

MERCHANDISING AND MARKETING

The Company's strategy is to offer its customers the proprietary AVENUE(R) brand in moderately priced apparel and accessories. It emphasizes consistency of merchandise quality and fit and updates its merchandise selections to reflect customer demand and fashion trends. The apparel industry is subject to rapidly changing consumer fashion preferences and the Company's performance depends on its ability to respond quickly to changes in fashion.

Each store operated by the Company offers selections of casual wear, career apparel, specialty items and accessories. The casual wear assortment includes comfortably fitted jeans, slacks, T- shirts, skirts, active wear and sweaters. Casual wear comprises the majority of the Company's sales. The career assortment includes skirts, soft blouses, dresses and coats. Specialty items include sleepwear, lingerie and body lotions. Accessories include earrings, pins, scarves and a selection of gift items. The Company offers most of its merchandise at popular or moderate price points.

The Company promotes merchandise with its own brands, which generally have higher gross profit margins than national brands would have. The Company believes that its brands create an image that helps distinguish them from competitors. Through careful brand management, including consistent imaging of its brands, the Company believes it enhances brand recognition and the customer's perception of value. Products are packaged and presented at the Company's stores in a manner consistent with more expensive merchandise with national brand names.

The Company develops new apparel assortments on average four to six times each year. Merchandise selection is allocated to each store based on many factors, including store location, store profile and sales experience. The Company regularly updates each store's profile based on its customers' fashion and price preferences and local demographics. The Company's point-of- sale systems gather financial, credit, inventory and other statistical information from each store daily. This information is then used to evaluate and adjust each store's merchandise mix weekly.

The Company also offers a moderately priced line of women's comfort shoes under its proprietary Cloudwalkers.com(TM) brand.

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

The Company's inventory management strategy is designed to maintain targeted inventory turnover rates and minimize the amount of unsold merchandise at the end of a season by closely comparing sales and fashion trends with on-order merchandise and making necessary purchasing adjustments. Additionally, the Company uses markdowns and promotions as necessary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," which is a section in the Company's 1999 Annual Report to Stockholders, a copy of which is contained in Exhibit 13 to this Form 10-K.

MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems consist of a full range of store, financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, cash/credit, merchandise reporting and planning. All of the Company's stores have point-of-sale terminals that transmit daily information on sales by merchandise category, style, color and size, as well as customer data. The Company evaluates this information, together with its report on merchandise shipments to the stores, to implement merchandising decisions regarding markdowns, reorders of fast-selling items and allocation of merchandise. In addition, the Company's headquarters and distribution center are linked through an interactive computer network.

Company employees located at its headquarters maintain and support the applications software, operations, networking and point-of-sale functions of the Company's management information systems. The hardware and systems software for the Company's management information systems are maintained by Integrated Systems Solutions Corporation, a wholly-owned subsidiary of IBM.

PURCHASING

Separate groups of merchants are responsible for different categories of merchandise. Most of the merchandise purchased by the Company consists of custom designed products produced for the Company by contract manufacturing, under one of the Company's two proprietary brands. An item of merchandise is test marketed, whenever possible, in limited quantities prior to mass production to help identify the current fashion preferences of the Company's customers.

The Company provides manufacturers with strict guidelines for size specifications and gradings to ensure proper, consistent fit. The Company and independent sourcing agents monitor production by manufacturers in the United States and abroad to ensure that size specifications, grading requirements and other specifications are met.

In Fiscal 1999, each of two purchasing agents accounted for more than 5% but less than 10% of the Company's merchandise purchases and each of two purchasing agents accounted for between 10% and 15% of the Company's merchandise purchases. There is no assurance that the replacement of these vendors would not have a materially adverse effect on the Company's operations.

Domestic purchases (some of which are foreign-made products) are executed by Company purchase orders. Import purchases are made in U.S. dollars and are generally supported by letters of credit. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

CREDIT SALES

The Company permits its customers to use several methods of payment, including cash, personal checks, third-party credit cards, layaways and its own proprietary credit card.

COMPETITION

All aspects of the women's retail apparel business are highly competitive. Many of the competitors are units of large national chains that have substantially greater resources than the Company. Management believes its principal competitors include all major national and regional department stores, specialty retailers (including Lane Bryant, Inc., which is a subsidiary of The Limited, and Charming Shoppes, Inc.), discount stores, mail order companies, television shopping channels and internet web sites. Management believes its merchandise selection, prices, consistency of merchandise quality and fit, and appealing shopping experience emphasizing strong merchandise presentations, together with its experienced management team, management information systems and logistics capabilities, enable it to compete in the marketplace.

OPERATIONAL FACTORS

The Company's operations may be adversely affected by circumstances beyond its control. See, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Future Results."

TRADE NAME AND TRADEMARKS

The Company is the owner in the United States of its trade name, AVENUE(R), used on store fronts, and trademarks, AVENUE(R) and CLOUDWALKERS.COM(TM), used on merchandise labels. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Stores." The Company is not aware of any use of its trade name or trademarks by its competitors that has a material effect on the Company's operations or any material claims of infringement or other challenges to the Company's right to use its trade name and trademarks in the United States.

EMPLOYEES

As of March 31, 2000, the Company employed approximately 5,000 associates, of whom approximately 2,000 worked full-time and the balance of whom worked part-time. Considerable seasonality is associated with employment levels. Approximately 60 store associates are covered by collective bargaining agreements. The Company believes that its relations with its associates are good.

Item 2.     Properties.

As of March 31, 2000, the Company leased stores in 35 states:

            Alabama         6           Nevada                  2
            Arizona         4           New Hampshire           2
            Arkansas        1           New Jersey              40
            California      74          New Mexico              1
            Connecticut     12          New York                51
            Delaware        2           North Carolina          9
            Florida         19          Ohio                    19
            Georgia         20          Oklahoma                3
            Illinois        36          Oregon                  6
            Indiana         10          Pennsylvania            17
            Iowa            1           Rhode Island            1
            Kentucky        4           South Carolina          6
            Louisiana       11          Tennessee               8
            Maine           1           Texas                   35
            Maryland        15          Virginia                10
            Massachusetts   19          Washington              11
            Michigan        27          Wisconsin               7
            Missouri        6

                  Total:  496


The Company leases its executive offices, which consist of approximately 65,000 square feet in an office building at 365 West Passaic Street, Rochelle Park, New Jersey. The office lease has a term ending in August 2006.

The Company owns a 128-acre site on Interstate 75 in Troy, Ohio, on which its national distribution center is located. The national distribution center is equipped to service 900 stores. The site is adequate for a total of four similar facilities.

Item 3.     Legal Proceedings.

The Company is defending various routine legal proceedings incidental to the conduct of its business and is maintaining reserves that include, among other things, the estimated cost of uninsured payments to accident victims and payments to landlords and vendors of goods and services resulting from certain disputes. Based on legal advice that it received, management believes that, giving effect to reserves and insurance coverage, these legal proceedings are not likely to have a material adverse effect on the financial position or results of operations of the Company.

Certain pending legal proceedings to which the Company was a party were terminated during the fourth quarter of Fiscal 1999 in the ordinary course of business. The termination of pending legal proceedings during that fiscal quarter did not have a material effect on the results of operations of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

The section captioned "Shareholder Information" in the 1999 Annual Report to Stockholders, a copy of which is contained in Exhibit 13 to this Form 10-K, is incorporated herein by reference. (Only those portions of the 1999 Annual Report to Stockholders incorporated by reference in another document filed with the SEC shall be deemed "filed" in accordance with the rules and regulations promulgated by the SEC.)

All unregistered securities that the Company issued in Fiscal 1999, consisting of stock options granted to associates and directors of the Company, were described in the Company's Quarterly Reports on Form 10-Q except that incentive stock options were issued during the last quarter of the fiscal year, as follows:

            Grant       No. of Underlying Shares      Exercise Price
            -----       ------------------------      --------------

            11/1/99     10,000                        $10.00
            12/2/99      5,000                        $ 9.125

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

Item 6.     Selected Financial Data.

The section captioned "Selected Financial Data" in the 1999 Annual Report to Stockholders, a copy of which is contained in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to
Stockholders is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.     Financial Statements and Supplementary Data.

The Consolidated Financial Statements in the 1999 Annual Report to Stockholders, a copy of which are contained in Exhibit 13 to this Form 10-K, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


PART III

Item 10.    Directors and Executive Officers of the Registrant.

The subsection captioned "Election of Directors - Business and Professional Experience" in the 2000 Proxy Statement is incorporated herein by reference.

In addition to Raphael Benaroya and George R. Remeta, the executive officers of the registrant or its subsidiaries are:

Kenneth P. Carroll, age 57, was the Company's Vice President - General Counsel from before 1995 to March 1996, when he was elected the Senior Vice President - General Counsel.

Ellen Demaio, age 42, has been the Senior Vice President - Merchandise of United Retail Incorporated since February 1995.

James Broderick, age 46, has been the Vice President - Shop-At-Home of United Retail Incorporated since January 2000. Previously, he was a Vice President of Spiegel, Inc., a catalog company, since before 1995.

Raymond W. Brown, age 40, has been the Vice President - Associate Services of United Retail Incorporated since May 1998. Previously, he was Vice President - Human Resources of National Merchants Management Corp., a management firm, since before 1995.

Carrie Cline-Tunick, age 39, has been the Vice President - Product Design and Development of United Retail Incorporated since April 1996. Previously, she was the Design Director of Norton McNaughton, Inc., a garment manufacturer, since before 1995.

Julie L. Daly, age 45, has been the Vice President - Strategic Planning of United Retail Incorporated since December 1996. Previously, she was the Vice President - Planning and Distribution of United Retail Incorporated since before 1995.

Jeff Fink, age 41, has been the Vice President - Real Estate of United Retail Incorporated since November 1999. Previously, he was Vice President
- Real Estate of Party City, Inc. since August 1997. He was Vice President
- Real Estate of Famous Footwear, Inc. from July 1997 to before 1995.

Kent Frauenberger, age 53, has been the Vice President - Logistics of United Retail Logistics Operations Incorporated since before 1995.

Jon B. Grossman, age 42, has been the Vice President - Finance of the Company since before 1995.

Charles E. Naff, age 56, has been the Vice President - Sales of United Retail Incorporated since August 1996. Previously, he was the Vice President - Store Operations of Leejay Bed and Bath, a retail chain, since before 1995.

Bradley Orloff, age 42, has been the Vice President - Marketing of United Retail Incorporated since before 1995.

Robert Portante, age 48, has been the Vice President - MIS of United Retail Incorporated since before 1995.

Gerald Schleiffer, age 48, has been the Vice President - Planning and Distribution of United Retail Incorporated since August 1999. He was Vice President - Planning and Allocation of Nine West, Inc., a shoe retailer, between July 1999 and June 1998. He was Director of Planning and Allocation of Value City Department Stores, Inc. between May 1998 and February 1997. He was Executive Vice President - Planning and Allocation of Lane Bryant, Inc., a women's apparel retailer, from January 1997 to before 1995.

Fredric E. Stern, age 51, has been the Vice President - Controller of United Retail Incorporated since before 1995.

The term of office of these executive officers will expire at the 2000 annual meeting of stockholders,

Item 11.    Executive Compensation.

The section captioned "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The sections captioned "Security Ownership of Principal Stockholders" and "Security Ownership of Management" in the 2000 Proxy Statement are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

The sections captioned "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement are incorporated herein by reference.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      The following exhibits are filed herewith:

      Number      Description
      ------      -----------

      10.1        Incentive Compensation Program Summary
      10.2        Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and The
                  CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")
      10.3        Amendment, dated January 31, 2000, to Financing Agreement
                  among the Corporation, United Retail Incorporated,
                  Cloudwalkers, Inc. and CIT
      10.4        Financial Statements of Retirement Savings Plan for year
                  ended December 31, 1999
      13          Sections of 1999 Annual Report to Stockholders (including
                  report of Independent Accountants) that are incorporated by reference in response to the items of the Annual Report on
                  Form 10-K
      23.1        Consent of Independent Accountants for the Corporation
      23.2        Consent of Independent Public Accountants for Retirement
                  Savings Plan
      27          Financial Data Schedule

      The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

      Number in filing  Description
      ----------------  -----------

      10.1 Amendment, dated October 6, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT.

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

      The following exhibit to the Corporation's Current Report on Form 8-K, filed September 17, 1999, is incorporated herein by reference:

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

      The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 30, 1999 are incorporated herein by reference:

      Number in Filing  Description
      ----------------  -----------

      10.1              Amendment, dated March 29, 1999, to Financing
                        Agreement among the Corporation, United Retail
                        Incorporated and CIT
      21                Subsidiaries of the Corporation

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

      The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:


      Number in Filing  Description
      ----------------  -----------

      10.1              Restated Stockholders' Agreement, dated December 23,
                        1992, between the Corporation and certain of its
                        stockholders and Amendment No. 1, Amendment No. 2 and
                        Amendment No. 3 thereto
      10.2              Private Label Credit Program Agreement, dated
                        January 27, 1998, between the Corporation, United
                        Retail Incorporated and World Financial Network
                        National Bank (Confidential portions been deleted
                        and filed separately with the Secretary of the
                        Commission)
      10.4*             Restated 1990 Stock Option Plan as of March 6, 1998
      10.5*             Restated 1990 Stock Option Plan as of May 28, 1996
      10.6*             Restated 1996 Stock Option Plan as of March 6, 1998
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

      (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended January 29, 2000.


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)     UNITED RETAIL GROUP, INC.
                 ----------------------------------------

            By:  /s/ Raphael Benaroya
                 ----------------------------------------
                 Raphael Benaroya, Chairman of the Board,
                 President and Chief  Executive Officer

Date:       April 20, 2000
            --------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                  Title                                Date
_____________________________________________________________________________


/s/ Raphael Benaroya       Chairman of the Board, President,  April 20, 2000
-------------------------  Chief Executive Officer
Raphael Benaroya
Principal Executive
Officer


/s/ George R. Remeta       Vice Chairman, Chief               April 20, 2000
-------------------------  Administrative officer,
George R. Remeta           Secretary and Director
Principal Financial
Officer


/s/ Jon Grossman           Vice President - Finance           April 20, 2000
-------------------------
Jon Grossman
Principal Accounting
Officer


/s/ Joseph A. Alutto       Director                           April 20, 2000
-------------------------
Joseph A. Alutto


/s/ Russell Berrie         Director                           April 20, 2000
-------------------------
Russell Berrie


                           Director                           April 20, 2000
-------------------------
Joseph Ciechanover


/s/ Michael Goldstein      Director                           April 20, 2000
-------------------------
Michael Goldstein


                           Director                           April 20, 2000
-------------------------
Ilan Kaufthal


/s/ Vincent P. Langone     Director                           April 20, 2000
-------------------------
Vincent P. Langone


/s/ Richard W. Rubenstein  Director                           April 20, 2000
-------------------------
Richard W. Rubenstein




UNITED RETAIL GROUP, INC. EXHIBIT INDEX

      The following exhibits are filed herewith:

      Number      Description
      ------      -----------

      10.1        Incentive Compensation Program Summary
      10.2        Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and The
                  CIT Group/Business Credit, Inc., as Agent and Lender
                  ("CIT")
      10.3        Amendment, dated January 31, 2000, to Financing Agreement
                  among the Corporation, United Retail Incorporated,
                  Cloudwalkers, Inc. and CIT
      10.4        Financial Statements of Retirement Savings Plan for year
                  ended December 31, 1999
      13          Sections of 1999 Annual Report to Stockholders (including
                  report of Independent Accountants) that are incorporated by reference in response to the items of the Annual Report on
                  Form 10-K
      23.1        Consent of Independent Accountants for the Corporation
      23.2        Consent of Independent Public Accountants for Retirement
                  Savings Plan
      27          Financial Data Schedule

      The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

      Number in filing  Description
      ----------------  -----------

      10.1 Amendment, dated October 6, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT.

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

      The following exhibit to the Corporation's Current Report on Form 8-K, filed September 17, 1999, is incorporated herein by reference:

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

      The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 30, 1999 are incorporated herein by reference:

      Number in Filing  Description
      ----------------  -----------

      10.1              Amendment, dated March 29, 1999, to Financing Agreement
                        among the Corporation, United Retail Incorporated and
                        CIT
      21                Subsidiaries of the Corporation

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