Form 10-Q
period 2000-04-29
UNITED RETAIL GROUP INC/DE
filed 2000-05-26
CIK 881905

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2000

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

Commission file number  00019774

                         United Retail Group, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                                 51 0303670
    ------------------------------                  -------------------
    State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization                   Identification No.)

    365 West Passaic Street, Rochelle Park, NJ      07662
    ------------------------------------------      ----------
    (Address of principal executive offices)        (Zip Code)


    Registrant's telephone number, including area code  (201)  845-0880


      ---------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)



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

      As of April 29, 2000, 13,313,033 units, each consisting of one share of the registrant's common stock, $.001 par value per share, and one stock purchase right, were outstanding. The units are referred to herein as "shares."


                       PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                        UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  (dollars in thousands)


                                                  April 29,    January 29,      May 1,
                                                    2000          2000           1999
                                                -----------    -----------    -----------
                                                (Unaudited)                   (Unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents                     $  38,431      $  45,223      $  56,469
   Accounts receivable                               2,355          1,146          2,870
   Inventory                                        63,166         55,323         50,824
   Prepaid rents                                     4,063          3,900          3,971
   Deferred Taxes                                    1,450          1,647              0
   Other prepaid expenses                            3,084          2,365          2,950
                                                 ---------      ---------      ---------
      Total current assets                         112,549        109,604        117,084

Property and equipment, net                         67,469         63,302         52,234
Deferred charges and other intangible
  assets, net of accumulated amortization
  of $2,603, $2,130 and $2,218                       6,973          7,010          6,925
Deferred income taxes                                    0              0            736
Other assets                                           383            422            483
                                                 ---------      ---------      ---------
    Total assets                                 $ 187,374      $ 180,338      $ 177,462
                                                 =========      =========      =========
                 LIABILITIES

Current liabilities:
  Current portion of distribution center
    financing                                    $   1,252      $   1,228      $   1,159
  Accounts payable and other                        28,945         26,993         27,188
  Accrued expenses                                  22,537         20,285         27,598
                                                 ---------      ---------      ---------
    Total current liabilities                       52,734         48,506         55,945

Distribution center financing                        7,622          7,944          8,874
Other long-term liabilities                          6,276          6,131          6,161
                                                 ---------      ---------      ---------
    Total liabilities                               66,632         62,581         70,980
                                                 ---------      ---------      ---------

              STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value;
   authorized 1,000,000; none issued
   Series A junior participating
   preferred stock, $.001 par value;
   authorized 150,000; none issued
Common stock, $.001 par value;
   authorized 30,000,000; issued
   14,214,400, 13,762,900, 13,773,900;
   outstanding 13,313,033, 13,089,588;
   13,100,588                                           14             14             14
Additional paid-in capital                          80,220         80,143         77,534
Retained earnings                                   44,391         41,483         30,593
Treasury stock (901,367, 901,367, 673,712
   shares) at cost                                  (3,883)        (3,883)        (1,659)
                                                 ---------      ---------      ---------
    Total stockholders' equity                     120,742        117,757        106,482
                                                 ---------      ---------      ---------
    Total liabilities and stockholders'
    equity                                       $ 187,374      $ 180,338      $ 177,462
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


                UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
             (dollars in thousands, except per share amounts)
                                (Unaudited)


                                           Thirteen Weeks Ended
                                       --------------------------
                                        April 29,         May 1,
                                          2000             1999
                                       ----------      ----------

Net sales                              $   99,390      $   96,693

Cost of goods sold, including
  buying and occupancy costs               73,667          69,719
                                       ----------      ----------

   Gross profit                            25,723          26,974

General, administrative and
  store operating expenses                 21,211          19,007
                                       ----------      ----------

   Operating income                         4,512           7,967

Interest income, net                          303             347
                                       ----------      ----------

Income before income taxes                  4,815           8,314

Provision for income taxes                  1,907           3,055
                                       ----------      ----------

   Net income                               2,908           5,259
                                       ==========      ==========

Net income per share
  Basic                                      0.22            0.40
                                       ==========      ==========
  Diluted                                    0.21            0.38
                                       ==========      ==========

Weighted average number of
   shares outstanding
     Basic                             13,301,755      13,093,291
     Common stock equivalents
             (stock options)              428,349         690,077
                                       ----------      ----------
     Diluted                           13,730,104      13,783,368
                                       ==========      ==========


The accompanying notes are an integral part of the Consolidated Financial Statements.



                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (Unaudited)

                                                       Thirteen Weeks Ended
                                                     ------------------------
                                                     April 29,        May 1,
                                                        2000           1999
                                                     ---------      ---------
Cash Flows From Operating Activities:
    Net income                                        $ 2,908        $ 5,259
Adjustments to reconcile net income to
  net cash (used in) provided from
  operating activities:
    Depreciation and amortization of
      property and equipment                            2,055          1,591
    Amortization of deferred charges and
      other intangible assets                             122             88
    Loss on disposal of assets                            206            171
    Deferred compensation                                  78             78
    Benefit from deferred income taxes                    308            384
    Deferred lease assumption revenue
      amortization                                        (90)          (106)
Changes in operating assets and liabilities:
    Accounts receivable                                (1,209)        (2,357)
    Income taxes                                        1,485          2,617
    Inventory                                          (7,843)        (5,260)
    Accounts payable and accrued expenses               2,263          5,765
    Prepaid expenses                                     (882)          (546)
    Other assets and liabilities                           99           (496)
                                                    ---------      ---------
Net Cash (Used in) Provided from Operating
Activities                                               (500)         7,188
                                                    ---------      ---------

Investing Activities:
    Capital expenditures                               (6,428)        (5,979)
    Deferred payment for property and
      equipment                                           435          1,138
                                                    ---------      ---------

Net Cash Used for Investing Activities                 (5,993)        (4,841)
                                                    ---------      ---------

Financing Activities:
    Repayments of long-term debt                         (298)          (275)
    Issuance of loans to officers                         (36)           (41)
    Proceeds from exercise of stock option                105             39
    Tax benefits from exercise of stock
      options                                              17              0
    Other                                                 (87)             0
                                                    ---------      ---------

Net Cash Used in Financing Activities                    (299)          (277)
                                                    ---------      ---------

Net (decrease) increase in cash and cash
  equivalents                                          (6,792)         2,070
Cash and cash equivalents, beginning of period         45,223         54,399
                                                    ---------      ---------
Cash and cash equivalents, end of period              $38,431        $56,469
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

      The consolidated financial statements as of and for the thirteen weeks ended April 29, 2000 and May 1, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1999 Annual Report and 1999 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

      Certain prior year balances have been reclassified to conform with the current year presentation.

2.    CHANGE IN ACCOUNTING

      The Company has changed its method of accounting for layaway sales. Historically, layaway revenue was recorded at the time of the initial payment. The Company now defers revenue on layaway sales until the merchandise is delivered to the customer. This change was made after the issuance of the recent Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements".

      The Company adopted the change in accounting principle by recording a cumulative effect adjustment as of the beginning of the quarter ended April 29, 2000. The revenue adjustment related to this change was $98,000. The effect of this change in accounting is not expected to be material to the financial position or annual results of operations of the company, but it is expected to increase results of operations marginally in the second and fourth quarters of the Company's fiscal year with offsetting marginal decreases in the first and third quarters.

3.    NET INCOME PER SHARE

      Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options.

      Options to purchase shares of common stock which were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:

                                               Thirteen Weeks Ended
                                       -----------------------------------
                                         April 29,             May 1,
                                            2000                1999
                                         ---------            --------
   Options                                 123,000             68,000
   Range of option prices per share    $9.91 -  $26.75    $10.75 -  $26.75

4.    FINANCING ARRANGEMENTS

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

      The Company and certain of its subsidiaries, (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997 (the "Financing Agreement"), with The CIT Group/Business Credit, Inc.("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2001 in the aggregate amount of $40 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

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

      At April 29, 2000, the combined availability of the Companies was $17.1 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $22.9 million and no loan had been drawn down. The Company's cash on hand was unrestricted.

5.    INCOME TAXES

      The provision for income taxes consists of (dollars in thousands):

                                Thirteen Weeks Ended
                               ------------------------
                               April 29,        May 1,
                                  2000           1999
                               ---------      ---------

      Currently payable:
         Federal               $1,454          $2,552
         State                    145             119
                               ----------------------
                                1,599           2,671

      Deferred:
         Federal                  147             316
         State                    161              68
                               ----------------------
                                  308             384

                               $1,907          $3,055
                               ======          ======

      Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                           Thirteen Weeks Ended
                                   --------------------------------------
                                    April 29, 2000         May 1, 1999
                                   ---------------      -----------------

   Tax at Federal rate             $ 1,685    35.0%     $ 2,910     35.0%
   State income taxes, net
     of federal benefit                199     4.1%         366      4.4%
   Benefit from state net
     operating losses ("NOL's")         --      --         (244)    (3.0%)
   Goodwill amortization                18     0.4%          18      0.2%
   Other                                 5     0.1%           5      0.1%
                                   ----------------     ------------------

                                   $ 1,907    39.6%     $ 3,055      36.7%
                                   ================     ==================

      The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of April 29, 2000 are as follows (dollars in thousands):

      Assets:
            Inventory                      $   859
            Accruals and reserves            2,791
            Compensation                       234
            State NOL's                      1,050
                                           -------
                                             4,934
                                           -------

      Liabilities:
            Depreciation                     3,059
            Prepaid rent                       425
                                           -------
                                            3,484
                                           -------

            Net deferred tax asset         $ 1,450
                                           =======

      Future realization of the tax benefits attributable to these existing deductible temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period available under the tax law at the time of the tax deduction. Based on management's assessment, it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or available carrybacks.

6.    ADVANCES TO OFFICERS

      Advances were made by the Company in February, 1998 and February, 1999 in the amounts of $1.6 million and $0.1 million to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with the exercise of stock options. These advances and their related interest were refinanced as part of an issuance of a new note which aggregated $2.4 million, which includes an additional advance of $0.7 million, in November 1999. The additional advance was to finance payment of income taxes incurred in connection with the excercise of stock options and to pay interest accrued on the note that was refinanced. Interest is payable annually in cash at the prime rate. The note has a term of four years subject to acceleration under certain circumstances and to call by the Company after two years with respect to half of the principal amount. Payment of the advances to Mr. Benaroya is secured by a pledge of the shares of the Company's Common Stock issued upon the option exercises in the amount of 899,719 shares. The note is a full recourse obligation of the borrower.

      An advance was made to George R. Remeta, the Company's Vice Chairman and Chief Administrative Officer, in the amount of $0.2 million in February, 1998 to finance payment of income taxes incurred in connection with the exercise of stock options. Mr. Remeta repaid the advance in November, 1999 by surrendering shares of common stock having an equivalent market value.

7.    CONTINGENCIES

      The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will not have a material adverse effect on the Company's financial position or annual results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 2000 VERSUS FIRST QUARTER FISCAL 1999

      Net sales of United Retail Group, Inc. (the "Company") for the first quarter of fiscal 2000 increased 2.8% from the first quarter of fiscal 1999, to $99.4 million from $96.7 million, principally from the introduction of new products. Average stores open decreased from 502 to 500 as underperforming stores were closed selectively. Comparable store sales for the first quarter of fiscal 2000 increased 2.7%. There is no assurance that sales and comparable store sales will continue to increase. Sales in channels of distribution other than retail stores began in the third quarter of fiscal 1999 (see, "Shop @ Home") and were not material in the first quarter of fiscal 2000.

      Gross profit was $25.7 million in the first quarter of fiscal 2000 compared with $27.0 million in the first quarter of fiscal 1999, decreasing as a percentage of net sales to 25.9% from 27.9%. The decrease in gross profit as a percentage of net sales was attributable primarily to an increase in store occupancy expenses, a decrease in the merchandise margin rate and new shop @ home activities.

      General, administrative and store operating expenses increased to $21.2 million in the first quarter of fiscal 2000 from $19.0 million in the first quarter of fiscal 1999, principally as a result of shop @ home expenses and increases in benefits costs and store payrolls. As a percentage of net sales, general, administrative and store operating expenses increased to 21.3% from 19.7%. The rate of shop @ home general and administrative expenses incurred in the first quarter of fiscal 2000 is expected to continue or increase (see, "Shop @ Home").

      During the first quarter of fiscal 2000, operating income was $4.5 million compared with operating income of $8.0 million in the first quarter of fiscal 1999.

      Net interest income was $0.3 million both in the first quarter of fiscal 2000 and in the first quarter of fiscal 1999.

      The Company had a provision for income taxes of $1.9 million in the first quarter of fiscal 2000 and $3.1 million in the first quarter of fiscal 1999.

      The Company had net income of $2.9 million for the first quarter of fiscal 2000. The Company had net income of $5.3 million for the first quarter of fiscal 1999. The decline was attributable in part to the shop @ home activities that commenced in the third quarter of fiscal 1999. Shop @ home activities are expected to continue to reduce net income from retail store sales.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities in the first quarter of fiscal 2000 was $0.5 million.

      The Company's cash and cash equivalents decreased to $38.4 million at April 29, 2000 from $56.5 million at May 1, 1999 and $45.2 million at January 29, 2000, principally to finance more inventory.

      Inventory increased to $63.2 million at April 29, 2000 from $50.8 million at May 1, 1999 and $55.3 million at January 29, 2000. Inventory levels increased to build inventories for the Company's developing shoe and gift business and to maintain higher levels of inventories of basic items of apparel to assure availability. The Company's inventory levels peak in early May and November/December. During fiscal 1999, the highest inventory level was $66.5 million.

      Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor.

      Import purchases are made in U.S. dollars, are generally financed by trade letters of credit and constituted approximately 60% of total purchases in fiscal 1999.

      United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2001 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of April 29, 2000, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $22.9 million.

      Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At April 29, 2000, the combined availability of the Companies was $17.1 million; the Pledged Account had a zero balance; the Company's cash on hand was unrestricted; and no loan had been drawn down.)

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

      The Company's Board of Directors has authorized management, in its discretion, to repurchase up to 1,600,000 shares of Common Stock of the Company. No shares have been repurchased except in connection with the exercise of employee stock options in which a portion of the shares otherwise issuable has been classified as treasury shares (i) in lieu of the payment by the optionholder of the exercise price in cash and (ii) to finance the payment of income taxes incurred by the optionholder upon exercise of the option.

      The Company believes that its cash on hand, the availability of credit under the Financing Agreement on a revolving basis and cash flows from future operating activities will be adequate for the next 12 months to meet anticipated working capital needs, including seasonal inventory financing, the cost of developing and marketing the AVENUE(R) internet test site (see "Shop @ Home") and increased retail store construction costs (see, "Stores"), and to pay for any purchases of Common Stock of the Company that may be made. This paragraph constitutes forward-looking information under the 1995 Private Securities Litigation Reform Act (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

STORES

      The Company leased 505 retail stores at April 29, 2000, of which 319 stores were located in strip shopping centers, 164 stores were located in malls and 22 stores were located in downtown shopping districts. Total retail square footage was 2.1 million square feet at April 29, 2000 and 2.0 million square feet a year earlier.

      During the next 12 months, the Company plans to open from 35 to 50 new stores and to pay the costs of opening new stores and remodeling certain existing stores from its cash on hand. Substantially all of these costs will be capitalized and depreciated although start-up costs will be expensed. Average rents per square foot for new stores are expected to be higher than for existing stores. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results".

SHOP @ HOME

      The Company intends to enter a new channel of distribution for its merchandise, internet and catalog sales ("shop @ home"), in order to expand its customer base and attract more business from its existing customers.

      The Company has operated a site (www.cloudwalkers.com) for the sale of its Cloudwalkers(R) brand women's shoes on the internet since the third quarter of fiscal 1999. Catalogs for Cloudwalkers(R) have also been distributed. Shop @ home sales of Cloudwalkers(R) have not been material. The call center and fulfillment for shop @ home sales have been outsourced.

      During the second half of fiscal 2000, the Company plans to launch a site (www.avenue.com) for the sale of its Avenue(R) brand apparel and accessories on the internet and to distribute a catalog for AVENUE(R) merchandise. This paragraph constitutes forward looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

      There is no assurance of gross profit on shop @ home sales.

TAX MATTERS

      The Company has protested the denial of a federal income tax refund claim, which would affect stockholders' equity rather than the Company's earnings. The refund claim is being reviewed by an IRS appeals officer pursuant to the Company's protest.

FUTURE RESULTS

      Future results could differ materially from those currently anticipated by the Company due to unforeseeable problems that might arise and possible (i) extreme or unseasonable weather conditions, (ii) miscalculation of fashion trends, (iii) shifting shopping patterns, both within the specialty store sector and in the shop @ home channel of distribution, (iv) economic downturns, weakness in overall consumer demand, and variations in the demand for women's fashion apparel, (v) increase in prevailing rents, (vi) cost overruns, (vii) imposition by vendors, or their third-party factors, of more onerous payment terms for domestic merchandise purchases, (viii) acceleration in the rate of business failures and inventory liquidations in the specialty store sector of the women's apparel industry, and (ix) disruptions in the sourcing of merchandise abroad, including (a) political instability and economic distress in South Asia,
(b) China's claims to sovereignty over Taiwan, (c) North Korea's claims to sovereignty over South Korea, (d) exchange rate fluctuations, (e) trade sanctions or restrictions, (f) changes in quota and duty regulations, (g) delays in shipping, or (h) increased costs of transportation.


                        PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (c) Seven stock options each to purchase 3,000 shares were issued on May 23, 2000 without registration under the Securities Act of 1933 (the "Securities Act"). The grantees were non-employee directors of the registrant. The options will become exercisable commencing one year after the date of grant in five equal annual installments.

      Five stock options to purchase a total of 27,500 shares were issued on May 23, 2000 without registration under the Securities Act. The grantees were employees of the registrant. The options will become exercisable commencing one year after the date of grant in four or five equal annual installments.

      The options were issued pursuant to the 1999 Stock Option Plan and are exercisable at $7 9/16 per share.

      The above grants were exempt from the registration provisions of the Securities Act under Section 4(2) thereof because all the grantees are directors or employees of the registrant. Nevertheless, the registrant intends to file a registration statement with respect to the options before they become exercisable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      (a) The eighth Annual Meeting of Stockholders (the "Meeting") was held on May 23, 2000.

      (c) The Meeting elected directors for terms ending at the ninth Annual Meeting of Stockholders, by the following vote:

      Name                         For         Withhold Authority to Vote
      -------------------------------------------------------------------
      Joseph A. Alutto          10,787,430         1,056,112
      Raphael Benaroya          10,239,731         1,603,811
      Russell Berrie            10,787,430         1,056,112
      Joseph Ciechanover        10,153,011         1,690,531
      Michael Goldstein         10,787,426         1,056,116
      Ilan Kaufthal             10,787,430         1,056,112
      Vincent P. Langone        10,787,430         1,056,112
      George R. Remeta          10,787,430         1,056,112
      Richard W. Rubenstein     10,787,430         1,056,112


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      The following exhibits are filed herewith:

      Number                  Description
      ------                  -----------
      10                      Stock Appreciation Rights Plan*
      27                      Financial Data Schedule

      The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

      Number in Filing        Description
      ----------------        -----------
      10.1                    Incentive Compensation Program Summary
      10.2                    Amendment, dated December 28, 1999, to
                              Financing Agreement among the Corporation,
                              United Retail Incorporated and The CIT
                              Group/Business Credit, Inc., as  Agent and
                              Lender ("CIT")
      10.3                    Amendment, dated January 31, 2000, to
                              Financing Agreement among the Corporation,
                              United Retail Incorporated, Cloudwalkers, Inc.
                              and CIT
      13                      Sections of 1999 Annual Report to
                              Stockholders (including report of Independent
                              Accountants) that were incorporated by
                              reference in the Annual Report on Form 10-K
      23.1                    Consent of Independent Accountants

      The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

      Number in Filing        Description
      ----------------        -----------
      10.1                    Amendment, dated October 6, 1999, to
                              Financing Agreement among the Corporation,
                              United Retail Incorporated and CIT

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

      The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

      Number in Filing        Description
      ----------------        -----------
      10.1*                   Employment Agreement, dated November 20,
                              1998, between the Corporation and Raphael
                              Benaroya
      10.2*                   Employment Agreement, dated November 20,
                              1998, between the Corporation and George R.
                              Remeta
      10.3*                   Employment Agreement, dated November 20,
                              1998, between the Corporation and Kenneth P.
                              Carroll
      10.4*                   Employment Agreement, dated March 26,
                              1998, between the Corporation and Carrie
                              Cline-Tunick and amendment thereto

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
      10.3                    Amended and Restated Term Sheet Agreement
                              for Hosiery, dated as of December 29, 1995, between The Avenue, Inc. and American
                              Licensing Group, Inc.

      The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

      Number in Filing        Description
      ----------------        -----------
      3.1                     Amended and Restated Certificate of
                              Incorporation of Registrant
      4.1                     Specimen Certificate for Common Stock of
                              Registrant
      10.2.1                  Software License Agreement, dated as of April
                              30, 1989, between The Limited Stores, Inc. and
                              Sizes Unlimited, Inc. (now known as United
                              Retail Incorporated)
      10.2.2                  Amendment to Software License Agreement,
                              dated December 10, 1991
      10.7                    Amended and Restated Gloria Vanderbilt
                              Hosiery Sublicense Agreement, dated as of April 30, 1989, between American Licensing
                              Group, Inc. (Licensee) and Sizes Unlimited,
                              Inc. (Sublicensee)
      10.12                   Amended and Restated Master Affiliate
                              Sublease Agreement, dated as of July 17, 1989, among Lane Bryant, Inc., Lerner Stores, Inc.
                              (Landlord) and Sizes Unlimited, Inc. (Tenant) and Amendment thereto, dated July 17, 1989
      10.38                   Management Services Agreement, dated
                              August 26, 1989, between American Licensing
                              Group, Inc. and  ALGLP
      10.39                   First Refusal Agreement, dated as of August
                              31, 1989, between the Corporation and ALGLP

--------------------

* A compensatory plan for the benefit of the Corporation's management or a management contract.

(b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended April 29, 2000.




                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)     UNITED RETAIL GROUP, INC.
                 ---------------------------------------------------

         By:     /S/ GEORGE R. REMETA
                 ---------------------------------------------------
                 George R. Remeta, Vice Chairman of the Board and
                 Chief Administrative Officer - Authorized Signatory


         By:     /S/ JON GROSSMAN
                 ---------------------------------------------------
                 Jon Grossman, Vice President - Finance and Chief
                 Accounting Officer


Date:    May 26, 2000




                               EXHIBIT INDEX


ITEM 14.  EXHIBITS

      The following exhibits are filed herewith:

      Number                  Description
      ------                  -----------
      10                      Stock Appreciation Rights Plan*
      27                      Financial Data Schedule

      The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

      Number in Filing        Description
      ----------------        -----------
      10.1                    Incentive Compensation Program Summary
      10.2                    Amendment, dated December 28, 1999, to
                              Financing Agreement among the Corporation,
                              United Retail Incorporated and The CIT
                              Group/Business Credit, Inc., as Agent and
                              Lender ("CIT")
      10.3                    Amendment, dated January 31, 2000, to
                              Financing Agreement among the Corporation,
                              United Retail Incorporated, Cloudwalkers, Inc.
                              and CIT
      13                      Sections of 1999 Annual Report to
                              Stockholders (including report of Independent
                              Accountants) that were incorporated by
                              reference in the Annual Report on Form 10-K
      23.1                    Consent of Independent Accountants

      The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

      Number in Filing        Description
      ----------------        -----------
      10.1                    Amendment, dated October 6, 1999, to
                              Financing Agreement among the Corporation,
                              United Retail Incorporated and CIT

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

      The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

      Number in Filing        Description
      ----------------        -----------
      10.1*                   Employment Agreement, dated November 20,
                              1998, between the Corporation and Raphael
                              Benaroya
      10.2*                   Employment Agreement, dated November 20,
                              1998, between the Corporation and George R.
                              Remeta
      10.3*                   Employment Agreement, dated November 20,
                              1998, between the Corporation and Kenneth P.
                              Carroll
      10.4*                   Employment Agreement, dated March 26,
                              1998, between the Corporation and Carrie
                              Cline-Tunick and amendment thereto

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
      10.3                    Amended and Restated Term Sheet Agreement
                              for Hosiery, dated as of December 29, 1995, between The Avenue, Inc. and American
                              Licensing Group, Inc.

      The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

      Number in Filing        Description
      ----------------        -----------
      3.1                     Amended and Restated Certificate of
                              Incorporation of Registrant
      4.1                     Specimen Certificate for Common Stock of
                              Registrant
      10.2.1                  Software License Agreement, dated as of April
                              30, 1989, between The Limited Stores, Inc. and
                              Sizes Unlimited, Inc. (now known as United
                              Retail Incorporated)
      10.2.2                  Amendment to Software License Agreement,
                              dated December 10, 1991
      10.7                    Amended and Restated Gloria Vanderbilt
                              Hosiery Sublicense Agreement, dated as of
                              April 30, 1989, between American Licensing
                              Group, Inc. (Licensee) and Sizes Unlimited,
                              Inc. (Sublicensee)
      10.12                   Amended and Restated Master Affiliate
                              Sublease Agreement, dated as of July 17, 1989,
                              among Lane Bryant, Inc., Lerner Stores, Inc.
                              (Landlord) and Sizes Unlimited, Inc. (Tenant)
                              and Amendment thereto, dated July 17, 1989
      10.38                   Management Services Agreement, dated
                              August 26, 1989, between American Licensing
                              Group, Inc. and  ALGLP
      10.39                   First Refusal Agreement, dated as of August
                              31, 1989, between the Corporation and ALGLP
--------------------

* A compensatory plan for the benefit of the Corporation's management or a management contract.