Form 10-Q
period 2000-07-29
UNITED RETAIL GROUP INC/DE
filed 2000-08-22
CIK 881905

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number  00019774
                        --------

                         United Retail Group, Inc.
              ------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                      51 0303670
------------------------------                   --------------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        Identification No.)

365 West Passaic Street, Rochelle Park, NJ                 07662
------------------------------------------        ----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (201)  845-0880
                                                    ---------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X       NO
    ---         ----


             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

YES          NO
   ---      ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         As of July 29, 2000, 13,314,033 units, each consisting of one share of the registrant's common stock, $.001 par value per share, and one stock purchase right, were outstanding. The units are referred to herein as "shares."


                       PART I - FINANCIAL INFORMATION

               ITEM 1. FINANCIAL STATEMENTS                        UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                                                           CONSOLIDATED BALANCE SHEETS
                                                                               (dollars in thousands)

                                                                        JULY 29,             JANUARY 29,           JULY 31,
                                                                          2000                  2000                 1999
                                                                   --------------------     --------------       --------------
                                                   ASSETS              (unaudited)                                (unaudited)
        Current assets:
           Cash and cash equivalents                                           $54,819            $45,223              $67,358
           Accounts receivable                                                   1,405              1,146                2,316
           Inventory                                                            49,346             55,323               40,518
           Prepaid rents                                                         4,134              3,900                3,881
           Other prepaid expenses                                                4,106              2,365                3,020
           Deferred taxes                                                        1,671              1,647                    0
                                                                   --------------------     --------------       --------------
              Total current assets                                             115,481            109,604              117,093

        Property and equipment, net                                             68,492             63,302               55,206
        Deferred charges and other intangible assets,
          net of accumulated amortization of $2,720, $2,495
          and $2,311                                                             6,861              7,010                6,883
        Deferred income taxes                                                        0                  0                  893
        Other assets                                                               335                422                  441
                                                                   --------------------     --------------       --------------
            Total assets                                                      $191,169           $180,338             $180,516
                                                                   ====================     ==============       ==============

                                LIABILITIES
        Current liabilities:
          Current portion of distribution center financing                      $1,277             $1,228               $1,181
          Accounts payable and other                                            31,978             26,993               25,506
          Accrued expenses                                                      22,325             20,285               26,708
                                                                   --------------------     --------------       --------------
            Total current liabilities                                           55,580             48,506               53,395

        Distribution center financing                                            7,293              7,944                8,570
        Other long-term liabilities                                              6,300              6,131                6,090
                                                                   --------------------     --------------       --------------
            Total liabilities                                                   69,173             62,581               68,055
                                                                   --------------------     --------------       --------------

                            STOCKHOLDERS' EQUITY
        Preferred stock, $.001 par value; authorized 1,000,000; none issued
           Series A junior participating preferred stock, $.001 par value;
           authorized 150,000; none issued
        Common stock, $.001 par value; authorized                                   14                 14                   14
           30,000,000;  issued (14,215,400; 14,190,200
           and 13,812,200);  outstanding (13,314,033;
           13,289,433 and 13,138,888)
        Additional paid-in capital                                              80,217             80,143               77,662
        Retained earnings                                                       45,648             41,483               36,444
        Treasury stock (901,367; 901,367 and 673,312
           shares) at cost                                                      (3,883)            (3,883)              (1,659)
                                                                   --------------------     --------------       --------------
            Total stockholders' equity                                         121,996            117,757              112,461
                                                                   --------------------     --------------       --------------
            Total liabilities and stockholders' equity                        $191,169           $180,338             $180,516
                                                                   ====================     ==============       ==============


        The accompanying notes are an integral part of the Consolidated Financial Statements.

                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (dollars in thousands, except per share amounts)
                                (Unaudited)

                                                  THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                          -----------------------------------     ------------------------------------
                                             July 29,             July 31,           July 29,            July 31,
                                               2000                 1999               2000                1999
                                          ----------------     ---------------    ---------------     ----------------
Net sales                                        $108,513             $98,913           $207,903             $195,606

Cost of goods sold, including
  buying and occupancy costs                       84,991              70,179            158,658              139,898
                                          ----------------     ---------------    ---------------     ----------------

   Gross profit                                    23,522              28,734             49,245               55,708

General, administrative and
  store operating expenses                         22,073              19,934             43,284               38,941
                                          ----------------     ---------------    ---------------     ----------------

   Operating income                                 1,449               8,800              5,961               16,767

Interest income, net                                  574                 499                877                  846
                                          ----------------     ---------------    ---------------     ----------------

Income before income taxes                          2,023               9,299              6,838               17,613

Provision for income taxes                            766               3,448              2,673                6,503
                                          ----------------     ---------------    ---------------     ----------------

   Net income                                      $1,257              $5,851             $4,165              $11,110
                                          ================     ===============    ===============     ================

Net income per share
  Basic                                             $0.09               $0.45              $0.31                $0.85
  Diluted                                           $0.09               $0.42              $0.31                $0.80
                                          ================     ===============    ===============     ================



Weighted average number of
   shares outstanding
       Basic                                   13,313,209          13,125,718         13,307,482           13,109,504
       Common stock equivalents
                (stock options)                   250,844             880,208            341,393              796,691
                                          ----------------     ---------------    ---------------     ----------------
       Diluted                                 13,564,053          14,005,926         13,648,875           13,906,195
                                          ================     ===============    ===============     ================



 The accompanying notes are an integral part of the Consolidated Financial Statements.


                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (unaudited)

                                                                            TWENTY-SIX WEEKS ENDED
                                                                          JULY 29,          JULY 31,
                                                                            2000              1999
                                                                       ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $4,165           $11,110
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization of property and equipment                      4,389             3,329
    Amortization of deferred charges and other
      intangible assets                                                            246               182
    Loss on disposal of assets                                                     298               276
    Compensation expense                                                           156               156
    Deferred income taxes                                                           87               227
    Deferred lease assumption revenue amortization                                (180)             (221)
    Tax benefit from exercise of stock options                                      17                 0
Changes in operating assets and liabilities:
    Accounts receivable                                                           (259)           (1,803)
    Income taxes                                                                 1,352             2,036
    Inventory                                                                    5,977             5,046
    Accounts payable and accrued expenses                                        5,689             4,510
    Prepaid expenses                                                            (1,975)             (526)
    Other                                                                          159              (676)
                                                                       ----------------  ----------------
Net Cash Provided From Operating Activities                                     20,121            23,646
                                                                       ----------------  ----------------

INVESTING ACTIVITIES:
    Capital expenditures                                                        (9,877)          (10,794)
    Deferred payment for property and equipment                                     53               518
                                                                       ----------------  ----------------

Net Cash Used In Investing Activities                                           (9,824)          (10,276)
                                                                       ----------------  ----------------

FINANCING ACTIVITIES:
    Repayments of long-term debt                                                  (602)             (557)
    Issuance of loans to officers                                                  (91)              (82)
    Exercise of stock options                                                      107               229
    Other                                                                         (115)                0
                                                                       ----------------  ----------------

Net Cash Used In Financing Activities                                             (701)             (410)
                                                                       ----------------  ----------------

Net increase in cash and cash equivalents                                        9,596            12,960
Cash and cash equivalents, beginning of period                                  45,223            54,398
                                                                       ----------------  ----------------
Cash and cash equivalents, end of period                                       $54,819           $67,358
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

        The consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1999 Annual Report and 1999 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

        The Company adopted the change in accounting principle by recording a cumulative effect adjustment as of the beginning of the quarter ended April 29, 2000. The revenue adjustment related to this change was $98,000. The effect of this change in accounting is not expected to be material to the financial position or annual results of operations of the Company, but it is expected to increase results of operations in the second and fourth quarters of the Company's fiscal year with offsetting decreases in the first and third quarters.


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

        Options to purchase shares of common stock which were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:

                                                  Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                             ------------------------------     --------------------------------
                                               July 29,          July 31,        July 29,             July 31,
                                                2000              1999             2000                1999
                                             ------------      ----------       ------------         ---------
Options                                        420,072           36,000             193,500            53,000
Range of option prices per share           $7.75 - $15.13    $15.13 - $26.75    $9.75 - $15.13    $12.08 - $26.75


4.      FINANCING ARRANGEMENTS

        In 1993, the Company executed a ten-year $7.0 million note bearing interest at 7.3%. Interest and principal are payable in equal monthly installments beginning November 1993. The note is collateralized by the material handling equipment in the distribution center owned by the Company in Troy, Ohio.

        In 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64%. Interest and principal are payable in equal monthly installments beginning May 1994. The loan is collateralized by a mortgage on the distribution center.

        The Company and certain of its subsidiaries, (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997 (the "Financing Agreement"), with The CIT Group/Business Credit, Inc.("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by either of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

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

        At July 29, 2000, the combined availability of the Companies was $13.7 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $26.3 million and no loan had been drawn down. The Company's cash on hand was unrestricted.

5.      INCOME TAXES

        The provision for income taxes consists of (dollars in thousands):

                                       Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                   -------------------------------      ------------------------------
                                       July 29,        July 31,             July 29,        July 31,
                                        2000              1999               2000             1999
                                   --------------    -------------      ---------------  --------------
Currently payable:
        Federal                         $853            $3,316               $2,307           $5,868
        State                            134               289                  279              408
                                       -------         --------             --------         --------
                                         987             3,605                2,586            6,276
                                       -------         --------             --------         --------

Deferred:
        Federal                         (140)             (129)                   7              187
        State                            (81)              (28)                  80               40
                                       -------         --------             --------         --------
                                        (221)             (157)                  87              227
                                       -------         --------             --------         --------

                                        $766            $3,448               $2,673           $6,503
                                       =======         ========             ========         ========


        Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                                        Thirteen Weeks Ended
                                            -------------------------------------------
                                                 July 29, 2000           July 31, 1999
                                            ---------------------      ----------------

Tax at Federal rate                           $  708     35.0%         $  3,255   35.0%
State income taxes, net of
 federal benefit                                  35      1.7%              423    4.5%
Benefit from state net operating
 losses ("NOL's")                                 --       --              (253)  (2.7%)
Goodwill amortization                             18      0.9%               18    0.2%
Other                                              5      0.3%                5    0.1%
                                            ---------------------     -----------------

                                              $  766     37.9%         $  3,448   37.1%
                                            =====================     =================


                                                      Twenty-Six Weeks Ended
                                            ---------------------------------------------
                                                July 29, 2000             July 31, 1999
                                            -------------------        ------------------
Tax at Federal rate                          $  2,393     35.0%        $ 6,164    35.0%
State income taxes, net of
 federal benefit                                  234      3.4%            789     4.4%
Benefit from state net operating
 losses ("NOL's")                                  --       --            (497)   (2.8%)
Goodwill amortization                              36      0.5%             36     0.2%
Other                                              10      0.2%             11     0.1%
                                            --------------------      -------------------
                                             $  2,673     39.1%        $ 6,503    36.9%
                                            ====================      ===================


     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of July 29, 2000 are as follows (dollars in thousands):

         Assets:
                  Inventory                                 $ 1,222
                  Accruals and reserves                       2,922
                  Compensation                                  264
                  State NOL's                                 1,102
                                                            -------
                                                              5,510
                                                            -------

         Liabilities:
                  Depreciation                                2,989
                  Prepaid rent                                  850
                                                            -------
                                                              3,839

                  Net deferred tax asset                    $ 1,671
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

6.      ADVANCES TO OFFICERS

     Advances were made by the Company in February, 1998 and February, 1999 in the amounts of $1.6 million and $0.1 million to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with the exercise of stock options. These advances and their related interest were refinanced as part of an issuance of a new note which aggregated $2.4 million, which includes an additional advance of $0.7 million, in November 1999. The additional advance was to finance payment of income taxes incurred in connection with the exercise of stock options and to pay interest accrued on the note that was refinanced. Interest is payable annually in cash at the prime rate. The note has a term of four years subject to acceleration under certain circumstances and to call by the Company after two years with respect to half of the principal amount. Payment of the advances to Mr. Benaroya is secured by a pledge of the shares of the Company's common stock issued upon the option exercises in the amount of 899,719 shares. The note is a full recourse obligation of the borrower.

An advance was made to George R. Remeta, the Company's Vice Chairman and Chief Administrative Officer in the amount of $0.2 million in February, 1998 to finance payment of income taxes incurred in connection with the exercise of stock options. Mr. Remeta repaid the advance in November, 1999 by surrendering shares of common stock having an equivalent market value.

7.      STOCK APPRECIATION RIGHTS PLAN

        In May 2000, each nonmanagement Director received an award under the Company's Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted at the same time under the Company's 1999 Stock Option Plan. The payment will be an amount equivalent to the equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the exercise price paid by the Director.

8.      CONTINGENCIES

        The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will not have a material adverse effect on the Company's financial position or annual results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 2000 VERSUS SECOND QUARTER FISCAL 1999

         Net sales for the second quarter of fiscal 2000 increased 9.7% from the second quarter of fiscal 1999, to $108.5 million from $98.9 million, principally from an increase in unit volume. Average stores open increased from 502 to 506. Comparable store sales for the second quarter of fiscal 2000 increased 6.2%. Sales in channels of distribution other than retail stores were not material (see, "Shop @ Home").

         Gross profit was $23.5 million in the second quarter of fiscal 2000 compared with $28.7 million in the second quarter of fiscal 1999, decreasing as a percentage of net sales to 21.7% from 29.0%. The decrease in gross profit as a percentage of net sales was attributable primarily to a decrease in the merchandise margin rate and increases in merchandise "shrinkage" and direct marketing expenses, including direct marketing for shop @ home tests. The rate of shop @ home marketing expenses is expected to increase.

         General, administrative and store operating expenses increased to $22.1 million in the second quarter of fiscal 2000 from $19.9 million in the second quarter of fiscal 1999, principally as a result of an increase in store payroll expense, nonrecurring costs of enhancements to the management information systems and shop @ home payroll expense. As a percentage of net sales, general, administrative and store operating expenses increased to 20.3% from 20.2%. Store payroll expense and shop @ home payroll expense are expected to increase.

         During the second quarter of fiscal 2000, operating income was $1.4 million compared with operating income of $8.8 million in the second quarter of fiscal 1999.

         Net interest income increased to $0.6 million in the second quarter of fiscal 2000 from $0.5 million in the second quarter of fiscal 1999, from higher interest rates.

         The Company had a provision for income taxes of $0.8 million in the second quarter of fiscal 2000 and $3.4 million in the second quarter of fiscal 1999.

         The Company had net income of $1.3 million for the second quarter of fiscal 2000 and $5.9 million for the second quarter of fiscal 1999.

FIRST HALF FISCAL 2000 VERSUS FIRST HALF FISCAL 1999

         Net sales for the first half of fiscal 2000 increased 6.3% from the first half of fiscal 1999, to $207.9 million from $195.6 million, principally from an increase in unit volume. Average stores open increased from 502 to 503. Comparable store sales for the first half of fiscal 2000 increased 4.6%. There is no assurance that the increases in net sales and comparable store sales will be maintained.

         Gross profit was $49.2 million in the first half of fiscal 2000 compared with $55.7 million in the first half of fiscal 1999 decreasing as a percentage of net sales to 23.7% from 28.5%. The decrease in gross profit as a percentage of net sales was primarily attributable to a decrease in the merchandise margin rate and increases in buying and occupancy costs and merchandise "shrinkage."

         General, administrative and store operating expenses were $43.3 million in the first half of fiscal 2000 compared to $38.9 million in the first half of fiscal 1999 principally as a result of an increase in store payroll expense, shop @ home payroll expense and nonrecurring costs of enhancements to the management information systems. As a percentage of net sales, general, administrative and store operating expenses increased to 20.8% from 19.9%.

         During the first half of fiscal 2000, the Company had operating income of $6.0 million compared to operating income of $16.8 million in the first half of fiscal 1999.

         Net interest income was $0.9 million in the first half of fiscal 2000 and $0.8 million in the first half of fiscal 1999, primarily from higher interest rates.

         The Company had a provision for income taxes of $2.7 million in the first half of fiscal 2000 and of $6.5 million in the first half of fiscal 1999.

         The Company had net income of $4.2 million for the first half of fiscal 2000 and of $11.1 million for the first half of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities in the first half of fiscal 2000 was $20.1 million.

         The Company's cash and cash equivalents decreased to $54.8 million at July 29, 2000 from $67.4 million at July 31, 1999. (Cash and cash equivalents were $45.2 million at January 29, 2000.) Property and equipment, net increased to $68.5 million at July 29, 2000 from $55.2 million at July 31, 1999, reflecting, among other things, constructing new stores and remodeling existing stores. (Property and equipment, net was $63.3 million at January 29, 2000.)

         Inventory increased to $49.3 million at July 29, 2000 from $40.5 million at July 31, 1999. Inventory levels increased in the first half of fiscal 2000 (i) in accordance with a plan to build inventories for the Company's developing shoe business and its planned shop @ home business and to maintain higher levels of inventories of basic items of apparel to assure availability, and (ii) to stock new stores that will open during the second half of fiscal 2000. Inventory was $55.3 million at January 29, 2000. The Company's inventory levels have peaked in early May and November/December. During fiscal 1999, the highest inventory level was $66.5 million.

         Accounts payable increased to $32.0 million at July 29, 2000 from $25.5 million at July 31, 1999, principally as a result of increased inventory levels. Accounts payable were $27.0 million at January 29, 2000.

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

         United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of July 29, 2000, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $26.3 million.

         Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At July 29, 2000, the combined availability of the Companies was $13.7 million; the Pledged Account had a zero balance; the Company's cash on hand was unrestricted; and no loan had been drawn down.)

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

         The Company believes that its cash on hand, the availability of credit under the Financing Agreement on a revolving basis and cash flows from future operating activities will be adequate for the next 12 months to meet its cash requirements, including (i) anticipated working capital needs, including seasonal inventory financing, (ii) the cost of distributing AVENUE(R) catalogs, (iii) the cost of developing and marketing the AVENUE(R) internet test site (see "Shop @ Home") and (iv) store construction costs (see, "Stores"). This paragraph constitutes forward-looking information under the 1995 Private Securities Litigation Reform Act (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

         The Company's Board of Directors has authorized management, in its discretion, to repurchase up to a total of 1,600,000 shares of Common Stock of the Company from time to time in private transactions and on the NASDAQ National Market System. No shares have been repurchased except in connection with the exercise of employee stock options in which a portion of the shares otherwise issuable was classified as treasury shares (i) in lieu of the payment by the optionholder of the exercise price in cash and
(ii) to finance the payment of income taxes incurred by the optionholder upon exercise of the option.

STORES

         The Company leased 501 stores at July 29, 2000, of which 319 stores were located in strip shopping centers, 160 stores were located in malls and 22 stores were located in downtown shopping districts. Total retail square footage was 2.1 million square feet at July 29, 2000 and 2.0 million square feet a year earlier.

         The Company plans to open from 35 to 40 new stores during the second half of fiscal 2000 and approximately 50 new stores during fiscal 2001. Substantially all of the cost of new stores will be capitalized although start-up costs will be expensed. During the second half of fiscal 2000, the Company plans to close approximately 15 stores whose leases shall have expired. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results".

SHOP @ HOME

         The Company intends to enter a new channel of distribution for its merchandise, internet and catalog sales ("shop @ home"), in order to expand its customer base and attract more business from its existing customers.

         The Company has operated a test site (www.cloudwalkers.com) for the sale of its Cloudwalkers(R) brand women's shoes on the internet since the third quarter of fiscal 1999. Catalogs for Cloudwalkers(R) have also been tested. Shop @ home sales of Cloudwalkers(R) have not been material. Fulfillment of shop @ home sales has been outsourced.

         The Company plans to launch a site (www.avenue.com) during the second half of fiscal 2000 for the sale of its Avenue(R) brand apparel and accessories on the internet.

         The Company intends to begin distributing catalogs for AVENUE(R) merchandise in September 2000.

         This Shop @ Home section constitutes forward looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

         There is no assurance of gross profit on shop @ home sales.

TAX MATTERS

         The Company's federal income tax returns for fiscal 1994, fiscal 1995 and fiscal 1996 were audited by the Internal Revenue Service and settled except for the auditor's disallowance of a refund claim, which the Company protested. The refund claim, which has not been recorded, would affect stockholders' equity rather than the Company's earnings. It is being reviewed by an IRS appeals officer pursuant to the Company's protest.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         The following exhibit is filed herewith:

         Number     Description

         27         Financial Data Schedule

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended April 29, 2000 is incorporated herein by reference:

         Number in Filing           Description

         10*                        Stock Appreciation Rights Plan

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

          The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 1996 is incorporated herein by reference:

         Number in Filing           Description

          10.3 Amended and Restated Term Sheet Agreement for Hosiery, dated as of December 29, 1995, between The Avenue, Inc. and American Licensing Group, Inc.

         The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

         Number in Filing           Description

         3.1                        Amended and Restated Certificate of
                                    Incorporation of Registrant
         4.1                        Specimen Certificate for Common Stock
                                    of Registrant
         10.2.1 Software License Agreement, dated as of April 30, 1989, between The Limited Stores, Inc. and Sizes Unlimited, Inc. (now known as United Retail Incorporated)
         10.2.2                     Amendment to Software License Agreement,
                                    dated December 10, 1991
         10.7 Amended and Restated Gloria Vanderbilt Hosiery Sublicense Agreement, dated as of April 30, 1989, between American
                                    Licensing Group, Inc. (Licensee) and Sizes
                                    Unlimited, Inc. (Sublicensee)
         10.12 Amended and Restated Master Affiliate Sublease Agreement, dated as of July 17, 1989, among Lane Bryant, Inc., Lerner Stores, Inc. (Landlord) and Sizes Unlimited, Inc. (Tenant) and Amendment thereto, dated July 17, 1989
         10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and American Licensing Group, L.P. ("ALGLP")
         10.39 First Refusal Agreement, dated as of August 31, 1989, between the Corporation and ALGLP
--------------------

         *A compensatory plan for the benefit of the Corporation's management or a management contract.

         (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended July 29, 2000.


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                       UNITED RETAIL GROUP, INC.
             ------------------------------------------------------------------

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

Date: August 22, 2000



                               EXHIBIT INDEX

ITEM 14.  EXHIBITS.

         The following exhibit is filed herewith:

         Number     Description

         27         Financial Data Schedule

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended April 29, 2000 is incorporated herein by reference:

         Number in Filing           Description

         10*                        Stock Appreciation Rights Plan

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



          The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 1996 is incorporated herein by reference:

         Number in Filing           Description

          10.3 Amended and Restated Term Sheet Agreement for Hosiery, dated as of December 29, 1995, between The Avenue, Inc. and American Licensing Group, Inc.

         The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

         Number in Filing           Description

         3.1                        Amended and Restated Certificate of
                                    Incorporation of Registrant
         4.1                        Specimen Certificate for Common Stock of
                                    Registrant
         10.2.1 Software License Agreement, dated as of April 30, 1989, between The Limited Stores, Inc. and Sizes Unlimited, Inc.
                                    (now known as United Retail Incorporated)
         10.2.2                     Amendment to Software License Agreement,
                                    dated December 10, 1991
         10.7 Amended and Restated Gloria Vanderbilt Hosiery Sublicense Agreement, dated as of April 30, 1989, between American Licensing Group, Inc. (Licensee) and Sizes Unlimited, Inc. (Sublicensee)
         10.12 Amended and Restated Master Affiliate Sublease Agreement, dated as of July 17, 1989, among Lane Bryant, Inc., Lerner Stores, Inc. (Landlord) and Sizes Unlimited, Inc. (Tenant) and Amendment thereto, dated July 17, 1989
         10.38 Management Services Agreement, dated August 26, 1989, between American Licensing Group, Inc. and American Licensing Group, L.P. ("ALGLP")
         10.39 First Refusal Agreement, dated as of August 31, 1989, between the Corporation and ALGLP
--------------------

         *A compensatory plan for the benefit of the Corporation's management or a management contract.