Form 10-Q
period 2000-10-28
UNITED RETAIL GROUP INC/DE
filed 2000-11-20
CIK 881905

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2000

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number 00019774


                         United Retail Group, Inc.
            --------------------------------------------------
           (Exact name of registrant as specified in its charter)


    Delaware                                   51 0303670
-----------------------------               ---------------------
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                Identification No.)


365 West Passaic Street, Rochelle Park, NJ                  07662
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code  (201)  845-0880
                                                    ---------------


--------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _ X__         NO _______


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

         As of October 28, 2000, 13,314,033 units, each consisting of one share of the registrant's common stock, $.001 par value per share, and one stock purchase right, were outstanding. The units are referred to herein as "shares."


                       PART I - FINANCIAL INFORMATION




        Item 1. FINANCIAL STATEMENTS

                                                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                                         CONSOLIDATED BALANCE SHEETS
                                                             (dollars in thousands)

                                                                       October 28,           January 29,          October 30,
                                                                          2000                  2000                 1999
                                                                   --------------------     --------------       --------------
                                                   ASSETS              (Unaudited)                                (Unaudited)
        Current assets:
           Cash and cash equivalents                                           $39,503            $45,223              $43,394
           Accounts receivable                                                   3,927              1,146                2,890
           Inventory                                                            68,527             55,323               62,712
           Prepaid rents                                                         4,196              3,900                3,889
           Other prepaid expenses                                                4,121              2,365                3,377
           Deferred taxes                                                          581              1,647                    0
                                                                   --------------------     --------------       --------------
              Total current assets                                             120,855            109,604              116,262

        Property and equipment, net                                             75,197             63,302               59,669
        Deferred charges and other intangible assets,
          net of accumulated amortization of $2,823, $2,495
          and $2,398                                                             6,883              7,010                7,128
        Deferred income taxes                                                        0                  0                  828
        Other assets                                                               299                422                  399
                                                                   --------------------     --------------       --------------
            Total assets                                                      $203,234           $180,338             $184,286
                                                                   ====================     ==============       ==============

                                                   LIABILITIES
        Current liabilities:
          Current portion of distribution center financing                      $1,302             $1,228               $1,205
          Accounts payable and other                                            44,425             26,993               33,594
          Accrued expenses                                                      23,388             20,285               21,735
                                                                   --------------------     --------------       --------------
            Total current liabilities                                           69,115             48,506               56,534

        Distribution center financing                                            6,958              7,944                8,260
        Other long-term liabilities                                              6,280              6,131                6,063
                                                                   --------------------     --------------       --------------
            Total liabilities                                                   82,353             62,581               70,857
                                                                   --------------------     --------------       --------------

                                                   STOCKHOLDERS' EQUITY
        Preferred stock, $.001 par value; authorized
           1,000,000; none issued
           Series A junior participating preferred stock,
           $.001 par value; authorized 150,000; none issued
        Common stock, $.001 par value; authorized                                   14                 14                   14
           30,000,000;  issued (14,215,400; 14,190,800
           and 13,833,400);  outstanding (13,314,033;
           13,289,433 and 13,160,088)
        Additional paid-in capital                                              80,239             80,143               77,907
        Retained earnings                                                       44,511             41,483               37,167
        Treasury stock (901,367; 901,367 and 673,312
           shares) at cost                                                      (3,883)            (3,883)              (1,659)
                                                                   --------------------     --------------       --------------
            Total stockholders' equity                                         120,881            117,757              113,429
                                                                   --------------------     --------------       --------------
            Total liabilities and stockholders' equity                        $203,234           $180,338             $184,286
                                                                   ====================     ==============       ==============


        The accompanying notes are an integral part of the Consolidated Financial Statements.




                                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (dollars in thousands, except per share amounts)
                                                (Unaudited)


                                            Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                            --------------------               -----------------------
                                         October 28,       October 30,      October 28,        October 30,
                                            2000              1999             2000               1999
                                        --------------    --------------   --------------     ------------

Net sales                                     $92,301           $86,802         $300,400           $282,408

Cost of goods sold, including
  buying and occupancy costs                   71,653            66,905          230,311            206,803
                                        --------------    --------------   --------------     --------------
   Gross profit                                20,648            19,897           70,089             75,605

General, administrative and
  store operating expenses                     22,813            19,128           66,293             58,069
                                        --------------    --------------   --------------     --------------

   Operating (loss) income                     (2,165)              769            3,796             17,536

Interest income, net                              515               467            1,392              1,313
                                        --------------    --------------   --------------     --------------

(Loss) income before income taxes              (1,650)            1,236            5,188             18,849

(Benefit) provision for income taxes             (513)              513            2,160              7,016
                                        --------------    --------------   --------------     --------------

   Net (loss) income                          ($1,137)             $723           $3,028            $11,833
                                        ==============    ==============   ==============     ==============

Net (loss) income per share
  Basic                                        ($0.09)            $0.06            $0.23              $0.90
  Diluted                                      ($0.09)            $0.05            $0.22              $0.85
                                        ==============    ==============   ==============     ==============


Weighted average number of
   shares outstanding
       Basic                               13,314,033        13,144,559       13,309,666         13,121,197
       Common stock equivalents
                (stock options)                     0           765,027          263,411            786,146
                                        --------------    --------------   --------------     --------------
       Diluted                             13,314,033        13,909,586       13,573,077         13,907,343
                                        ==============    ==============   ==============     ==============


The accompanying notes are an integral part of the Consolidated Financial Statements.


                         UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (DOLLARS IN THOUSANDS)
                                        (UNAUDITED)

                                                                      Thirty-nine Weeks Ended
                                                                    October 28,      October 30,
                                                                        2000             1999
                                                                   ---------------  -------------

Cash Flows From Operating Activities:
    Net income                                                             $3,028          $11,833
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization of property and equipment                 6,722            5,060
    Amortization of deferred charges and other
      intangible assets                                                       353              295
    Loss on disposal of assets                                                728              281
    Compensation expense                                                      233              233
    Deferred income taxes                                                   1,177              292
    Deferred lease assumption revenue amortization                           (270)            (312)
    Tax benefit from exercise of stock options                                 16                0
Changes in operating assets and liabilities:
    Accounts receivable                                                    (2,781)          (2,377)
    Income taxes                                                             (295)          (1,091)
    Inventory                                                             (13,204)         (17,148)
    Accounts payable and accrued expenses                                  19,537           10,789
    Prepaid expenses                                                       (2,052)            (891)
    Other                                                                      46           (1,019)
                                                                   ---------------  ---------------
Net Cash Provided From Operating Activities                                13,238            5,945
                                                                   ---------------  ---------------

INVESTING ACTIVITIES:
    Capital expenditures                                                  (19,346)         (17,193)
    Deferred payment for property and equipment                             1,453              571
    Proceeds from sale of lease                                                 0              200
                                                                   ---------------  ---------------
Net Cash Used In Investing Activities                                     (17,893)         (16,422)
                                                                   ---------------  ---------------

FINANCING ACTIVITIES:
    Repayments of long-term debt                                             (912)            (843)
    Issuance of loans to officers                                            (146)             (23)
    Exercise of stock options                                                 108              338
    Other                                                                    (115)               0
                                                                   ---------------  ---------------
Net Cash Used In Financing Activities                                      (1,065)            (528)
                                                                   ---------------  ---------------

Net decrease in cash and cash equivalents                                  (5,720)         (11,005)
Cash and cash equivalents, beginning of period                             45,223           54,399
                                                                   ---------------  ---------------
Cash and cash equivalents, end of period                                  $39,503          $43,394
                                                                   ===============  ===============




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

        The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1999 Annual Report and 1999 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

        Certain prior year balances have been reclassified to conform with the current year presentation.

2.      Change in Accounting
        --------------------

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

3.      Net Income Per Share
        --------------------

        Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options with the exception of the thirteen weeks ended October 28, 2000, where the effect of stock options is anti-dilutive. For the thirteen weeks ended October 28, 2000, 87,764 options were not included.

        Options to purchase shares of common stock which were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:

                                            Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                          ------------------------              -----------------------
                                          Oct 28,          Oct 30,             Oct 28,           Oct 30,
                                           2000             1999                2000              1999
                                      --------------    ---------------     --------------   ----------------

Options                                   941,100             53,000             941,100            53,000
Range of option prices per share      $5.88 - $15.13     $12.08 - $26.75      $5.88 - $15.13    $11.50 - $26.75


4.      Financing Arrangements
        ----------------------

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

        At October 28, 2000, the combined availability of the Companies was $16.4 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $23.6 million and no loan had been drawn down. The Company's cash on hand was unrestricted.

5.      Income Taxes
        ------------

        The provision for income taxes consists of (dollars in thousands):

                                       Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                   -------------------------    ----------------------------
                                   October 28,    October 30,   October 28,      October 30,
                                     2000            1999          2000             1999
                                   -----------    -----------   -----------      -----------
Currently payable:
        Federal                      $(1,538)       $372            $769           $6,240
        State                            (65)         76             214              484
                                   -----------    -----------   -----------      -----------
                                      (1,603)        448             983            6,724
                                   -----------    -----------   -----------      -----------
Deferred:
        Federal                          961          53             968              240
        State                            129          12             209               52
                                   -----------    -----------   -----------      -----------
                                       1,090          65           1,177              292
                                   -----------    -----------   -----------      -----------
                                       $(513)       $513          $2,160           $7,016
                                   ===========    ===========   ===========      ===========

        Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                            Thirteen Weeks Ended
                                   --------------------------------------
                                   October 28, 2000      October 30, 1999
                                   ----------------      ----------------

Tax at Federal rate                $(578)   (35.0%)      $433     35.0%
State income taxes, net of            42      2.5%         56      4.6%
 federal benefit
Goodwill amortization                 18      1.1%         18      1.5%
Other                                  5      0.3%          6      0.4%
                                   ------   -------      -----    -----
                                   $(513)   (31.1%)      $513     41.5%
                                   ======   =======      =====    =====


                                            Thirty-Nine Weeks Ended
                                   -----------------------------------------
                                   October 28 , 2000     October 30, 1999
                                   -----------------     -------------------
Tax at Federal rate                $1,816    35.0%          $6,597     35.0%
State income taxes, net of            275     5.3%             348      1.8%
 federal benefit
Goodwill amortization                  54     1.0%              54      0.3%
Other                                  15     0.3%              17      0.1%
                                   ------    -----          ------     -----
                                   $2,160    41.6%          $7,016     37.2%
                                   ======    =====          ======     =====

     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of October 28, 2000 are as follows (dollars in thousands):

         Assets:
                  Inventory                         $  571
                  Accruals and reserves              2,901
                  Compensation                         294
                  State NOL's                        1,180
                                                    ------
                                                     4,946
                                                    ------
         Liabilities:
                  Depreciation                       3,091
                  Prepaid Rent                       1,274
                                                    ------
                                                     4,365

                  Net deferred tax asset            $  581
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

6.      Advances To Officers
        --------------------

     Advances were made by the Company in February, 1998 and February, 1999 in the amounts of $1.6 million and $0.1 million to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with the exercise of stock options. These advances and their related interest were refinanced as part of an issuance of a new note which aggregated $2.4 million, which includes an additional advance of $0.7 million, in November 1999. The additional advance was to finance payment of income taxes incurred in connection with the exercise of stock options and to pay interest accrued on the note that was refinanced. Interest is payable annually at the prime rate. The note has a term of four years but can be called by the Company after two years with respect to half of the principal amount. Payment of the advances to Mr. Benaroya is secured by a pledge of the shares of the Company's common stock issued upon the option exercises in the amount of 899,719 shares. The note is a full recourse obligation of the borrower.

An advance was made to George R. Remeta, the Company's Vice Chairman and Chief Administrative Officer, in the amount of $0.2 million in February, 1998 to finance payment of income taxes incurred in connection with the exercise of stock options. Mr. Remeta repaid the advance in November, 1999 by surrendering shares of common stock having an equivalent market value.

7.      Stock Appreciation Rights Plan
        ------------------------------

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

8.      Contingencies
        -------------

        The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will not have a material adverse effect on the Company's financial position or annual results of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 2000 VERSUS THIRD QUARTER FISCAL 1999

         Net sales for the third quarter of fiscal 2000 increased 6.3% from the third quarter of fiscal 1999, to $92.3 million from $86.8 million, principally from an increase in average price. Average stores open increased from 500 to 505. Comparable store sales for the third quarter of fiscal 2000 increased 2.8%. Sales in channels of distribution other than retail stores were not material (see, "Shop @ Home").

         Gross profit was $20.6 million in the third quarter of fiscal 2000 compared with $19.9 million in the third quarter of fiscal 1999, decreasing as a percentage of net sales to 22.4% from 22.9%. The decrease in gross profit as a percentage of net sales was attributable primarily to direct marketing expenses, including direct marketing for shop @ home tests.

         General, administrative and store operating expenses increased to $22.8 million in the third quarter of fiscal 2000 from $19.1 million in the third quarter of fiscal 1999, principally as a result of an increase in shop @ home expense and a decrease in private credit card income. As a percentage of net sales, general, administrative and store operating expenses increased to 24.7% from 22.0%.

         During the third quarter of fiscal 2000, the Company incurred an operating loss of $2.2 million compared with operating income of $0.8 million in the third quarter of fiscal 1999.

         Net interest income was $0.5 million in the third quarter of both fiscal 2000 and fiscal 1999.

         The Company had an income tax benefit of $0.5 million in the third quarter of fiscal 2000 and a provision for income taxes of $0.5 million in the third quarter of fiscal 1999.

         The Company incurred a net loss of $1.1 million in the third quarter of fiscal 2000 and had net income of $0.7 million for the third quarter of fiscal 1999.

FIRST NINE MONTHS FISCAL 2000 VERSUS FIRST NINE MONTHS FISCAL 1999

         Net sales for the first nine months of fiscal 2000 increased 6.4% from the first nine months of fiscal 1999, to $300.4 million from $282.4 million, principally from an increase in average price. Average stores open increased from 501 to 504. Comparable store sales for the first nine months of fiscal 2000 increased 4.0%. There is no assurance that the increases in net sales and comparable store sales will be maintained.

        Gross profit was $70.1 million in the first nine months of fiscal 2000 compared with $75.6 million in the first nine months of fiscal 1999 decreasing as a percentage of net sales to 23.3% from 26.8%. The decrease in gross profit as a percentage of net sales was primarily attributable to a decrease in the merchandise margin rate, an increase in direct marketing expenses, including direct marketing for shop @ home tests, and an increase in buying and occupancy costs.

         General, administrative and store operating expenses were $66.3 million in the first nine months of fiscal 2000 compared to $58.1 million in the first nine months of fiscal 1999 principally as a result of an increase in shop @ home expense. As a percentage of net sales, general, administrative and store operating expenses increased to 22.1% from 20.6%.

         During the first nine months of fiscal 2000, the Company had operating income of $3.8 million compared to operating income of $17.5 million in the first nine months of fiscal 1999.

         Net interest income was $1.4 million in the first nine months of fiscal 2000 and $1.3 million in the first nine months of fiscal 1999.

         The Company had a provision for income taxes of $2.2 million in the first nine months of fiscal 2000 and of $7.0 million in the first nine months of fiscal 1999.

         The Company had net income of $3.0 million for the first nine months of fiscal 2000 and of $11.8 million for the first nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operating activities in the first nine months of fiscal 2000 was $13.2 million.

        The Company's cash and cash equivalents decreased to $39.5 million at October 28, 2000 from $43.4 million at October 30, 1999 and $45.2 million at January 29, 2000. Property and equipment, net increased to $75.2 million at October 28, 2000 from $59.7 million at October 30, 1999, and $63.3 million at January 29, 2000 reflecting primarily constructing new stores and remodeling existing stores.

        Inventory increased to $68.5 million at October 28, 2000 from $62.7 million at October 30, 1999 and $55.3 million at January 29, 2000. Inventory levels increased to build inventories for the Company's planned shop@home business and new stores that will open during the fourth quarter of fiscal 2000. The Company's inventory levels have peaked in early May and November/December. During fiscal 1999, the highest inventory level was $66.5 million.

         Accounts payable increased to $44.4 million at October 28, 2000 from $33.6 million at October 30, 1999, and $27.0 million at January 29, 2000 principally as a result of increased inventory levels.

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

         United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of October 28, 2000, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $23.6 million.

         Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At October 28, 2000, the combined availability of the Companies was $16.4 million; the Pledged Account had a zero balance; the Company's cash on hand was unrestricted; and no loan had been drawn down.)

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

         The Company believes that its cash on hand, the availability of credit under the Financing Agreement on a revolving basis and cash flows from future operating activities will be adequate for the next 12 months to meet its cash requirements, including (i) anticipated working capital needs, including seasonal inventory financing, (ii) the cost of distributing catalogs, (iii) the cost of marketing internet test sites (see "Shop @ Home") and (iv) store construction costs (see, "Stores"). This paragraph constitutes forward-looking information under the 1995 Private Securities Litigation Reform Act (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

         The Company's Board of Directors has authorized management, in its discretion, to repurchase up to a total of 1,600,000 shares of Common Stock of the Company from time to time in private transactions and on the NASDAQ National Market System. 44,000 shares have been repurchased under this authorization.

STORES

         The Company leased 513 stores at October 28, 2000, of which 340 stores were located in strip shopping centers, 151 stores were located in malls and 22 stores were located in downtown shopping districts. Total retail square footage was 2.1 million square feet at October 28, 2000 and
2.0 million square feet a year earlier.

        The Company plans to open 24 new stores during the fourth quarter of fiscal 2000 and approximately 60 new stores during fiscal 2001. Substantially all the construction cost of new stores will be capitalized. Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. During the fourth quarter of fiscal 2000, the Company plans to close approximately 10 stores, the term of whose leases shall have expired. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results".

SHOP @ HOME

         The Company intends to enter a new channel of distribution for its merchandise, internet and catalog sales ("shop @ home"), in order to expand its customer base and attract more business from its existing customers.

         The Company has operated a test site (www.cloudwalkers.com) for the sale of its Cloudwalkers(R) brand women's shoes on the internet since the third quarter of fiscal 1999. Catalogs for Cloudwalkers(R) have also been tested. The Company began testing catalogs for AVENUE(R) merchandise in September 2000. The Company launched a test site (www.avenue.com) on November 17, 2000 for the sale of its AVENUE(R) merchandise. Shop @ home sales have not been material. Fulfillment of shop @ home sales has been outsourced.

         The Company's shop @ home activities will not require material long term financial commitments to be made in the fourth quarter of fiscal 2000 or the first half of fiscal 2001.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         The following exhibits are filed herewith:

         Number             Description
         ------             -----------

         10.1*              Amendment, dated August 18, 2000, to Employment
                            Agreement, dated November 20, 1998, between the
                            Corporation and Raphael Benaroya
         10.2*              Amendment, dated August 18, 2000, to Employment
                            Agreement, dated November 20, 1998, between the
                            Corporation and Kenneth P. Carroll
         10.3               Amendment, dated October 15, 2000, to Right of
                            First Refusal Agreement, dated as of September
                            17, 1999, between the Corporation and Limited
                            Direct Associates, L.P.
         10.4               Amendment, dated October 15, 2000, to Right of
                            First Refusal Agreement, dated as of September
                            17, 1999, between the Corporation and The
                            Limited, Inc./Intimate Brands, Inc. Foundation
         27                 Financial Data Schedule

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended April 29, 2000 is incorporated herein by reference:

         Number in Filing   Description
         ----------------   -----------

         10*                Stock Appreciation Rights Plan

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

         Number in Filing   Description
         ----------------   -----------

         10.1*              Incentive Compensation Program Summary
         10.2               Amendment, dated December 28, 1999, to
                            Financing Agreement among the Corporation,
                            United Retail Incorporated and The CIT
                            Group/Business Credit, Inc., as Agent and
                            Lender ("CIT")
         10.3               Amendment, dated January 31, 2000, to Financing
                            Agreement among the Corporation, United Retail
                            Incorporated, Cloudwalkers, Inc. and CIT
         13                 Sections of 1999 Annual Report to Stockholders
                            (including report of Independent Accountants) that were incorporated by reference in the Annual Report on Form 10-K
         23.1               Consent of Independent Accountants

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

         (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended October 28, 2000.


                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                UNITED RETAIL GROUP, INC.
             ---------------------------------------------------------------

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

                  By:  /S/ JON GROSSMAN
                       -----------------------------------------------------
                       Jon Grossman, Vice President - Finance and Chief
                         Accounting Officer


Date:  November 20, 2000


                               EXHIBIT INDEX

ITEM 14.  EXHIBITS.

         The following exhibits are filed herewith:

         Number               Description
         ------               -----------

         10.1*                Amendment, dated August 18, 2000, to Employment
                              Agreement, dated November 20, 1998, between the
                              Corporation and Raphael Benaroya
         10.2*                Amendment, dated August 18, 2000, to Employment
                              Agreement, dated November 20, 1998, between the
                              Corporation and Kenneth P. Carroll
         10.3                 Amendment, dated October 15, 2000, to Right
                              of First Refusal Agreement, dated as of
                              September 17, 1999, between the Corporation
                              and Limited Direct Associates, L.P.
         10.4                 Amendment, dated October 15, 2000, to Right
                              of First Refusal Agreement, dated as of
                              September 17, 1999, between the Corporation
                              and The Limited, Inc./Intimate Brands, Inc.
                              Foundation
         27                   Financial Data Schedule

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended April 29, 2000 is incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         10*                  Stock Appreciation Rights Plan

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

         Number in Filing     Description
         ----------------     -----------

         10.1*                Incentive Compensation Program Summary
         10.2                 Amendment, dated December 28, 1999, to
                              Financing Agreement among the Corporation,
                              United Retail Incorporated and The CIT
                              Group/Business Credit, Inc., as Agent and
                              Lender ("CIT")
         10.3                 Amendment, dated January 31, 2000, to
                              Financing Agreement among the Corporation,
                              United Retail Incorporated, Cloudwalkers,
                              Inc. and CIT
         13                   Sections of 1999 Annual Report to
                              Stockholders (including report of Independent
                              Accountants) that were incorporated by
                              reference in the Annual Report on Form 10-K
         23.1                 Consent of Independent Accountants

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