Form 10-K
period 2001-02-03
UNITED RETAIL GROUP INC/DE
filed 2001-03-16
CIK 881905

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2001

                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to _____________________


Commission file number 019774


                         United Retail Group, Inc.
                         --------------------------
           (Exact name of registrant as specified in its charter)


Delaware                                      51 0303670
----------                                    -----------
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                Identification No.)


365 West Passaic Street, Rochelle Park, NJ             07662
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (201) 845-0880
                                                    --------------

Securities registered pursuant to Section 12(b) of the 1934 Act:

   Title of each class           Name of each exchange on which registered
------------------------         -----------------------------------------

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 2001, the aggregate market value of the voting stock of the registrant (the "Corporation" also referred to herein, together with its subsidiaries, as the "Company") held by non-affiliates of the registrant was approximately $48.2 million. For purposes of the preceding sentence only, affiliate status was determined on the basis that all stockholders of the registrant are non-affiliates except stockholders who have filed statements with the Securities and Exchange Commission (the "SEC") under
Section 16(a) of the 1934 Act and the holdings of affiliates are based upon the contents of the filed statements.

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

As of March 3, 2001, 13,268,633 shares of the registrant's common stock, $.001 par value per share, were outstanding. One Stock Purchase Right is attached to each outstanding share.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement on Schedule 14A for its 2001 annual meeting of stockholders (the "2001 Proxy Statement") to be filed with the SEC is incorporated in part by reference in Part III of this Form 10-K.


                                   PART I

Item 1.   Business.

OVERVIEW

The Company is a leading nationwide specialty retailer featuring AVENUE brand apparel and accessories for large-size women and CLOUDWALKERS.COM brand women's shoes.

HISTORY

United Retail Group, Inc. was incorporated in 1987 and completed its initial public offering in 1992. The Company's current business resulted from an internal reorganization at The Limited, Inc. ("The Limited") in 1987, in which The Limited combined its underperforming AVENUE store group (then operating under the Lerner Woman trade name) with the Sizes Unlimited store group. Raphael Benaroya, the Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., and his management team were selected to manage the combined businesses.

CUSTOMER BASE

The Company serves the mass market and targets fashion-conscious women between 25 and 55 years of age who wear size 14 or larger apparel. However, CLOUDWALKERS.COM shoes are available in a complete size range. The Company believes that the large-size customer often has fewer specialty store alternatives in nearby shopping malls and strip shopping centers than her smaller-size counterpart although in recent years new entrants in the market segment have expanded the available alternatives.

MERCHANDISING AND MARKETING

The Company's strategy is to offer its customers the proprietary AVENUE brand of apparel and accessories in its retail stores, through its catalog and on its Internet website (www.avenue.com). Most AVENUE products are custom designed, principally by the Company's design staff. The Company emphasizes a contemporary brand image and consistency of merchandise quality and fit. The Company often updates its merchandise selections to reflect customer demand and fashion trends. (The apparel industry is subject to rapidly changing consumer fashion preferences and the Company's performance depends on its ability to respond quickly to changes in fashion.) The Company offers most of its merchandise at popular or moderate price points.

The Company exclusively promotes merchandise with its own brands, which generally have higher profit margins than national brands would have if they were marketed by the Company. The Company believes that its brands have created an image that helps distinguish it from competitors. Through careful brand management, including consistent imaging of its brands, the Company believes it has enhanced brand recognition and the customer's perception of value. Products are packaged and presented in a manner consistent with more expensive merchandise with national brand names. This paragraph includes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

STORES

Each store operated by the Company offers selections of AVENUE brand casual wear, career apparel, specialty items and accessories. The casual wear assortment includes comfortably fitted jeans, slacks, T-shirts, skirts, active wear and sweaters. Casual wear comprises the majority of the Company's sales. The career assortment includes skirts, soft blouses and dresses. Specialty items include sleepwear, lingerie and body lotions. Accessories include earrings, pins, scarves and a selection of gift items. Most stores also carry CLOUDWALKERS.COM shoes.

The Company develops new AVENUE brand apparel assortments on average four to six times each year. Merchandise selection is allocated to each store based on many factors, including store location, store profile and sales experience. The Company regularly updates each store's profile based on its customers' fashion and price preferences and local demographics. The Company's point-of-sale systems gather financial, credit, inventory and other statistical information from each store daily. This information is then used to evaluate and adjust each store's merchandise mix.

The Company uses creative merchandise displays, distinctive signage and upscale packaging to create an attractive store atmosphere.

SHOP @ HOME INITIATIVE

The Company is entering an additional channel of distribution for its merchandise, Internet and catalog ("shop @ home") sales, to seek to expand its customer base and to attract more business, both online and in-store, from its existing customers.

The Company has mailed catalogs and operated an Internet site (www.cloudwalkers.com) for the sale of its CLOUDWALKERS.COM brand women's shoes since the third quarter of fiscal 1999. (A full size range is offered.) The Company has mailed catalogs for AVENUE brand merchandise since September 2000. The Company launched a site (www.avenue.com) for the sale of its AVENUE brand merchandise in November 2000. Shop @ home sales were not material in relation to total sales in fiscal 2000. Fulfillment of shop @ home sales has been outsourced.

MERCHANDISE DISTRIBUTION AND INVENTORY MANAGEMENT

The Company believes that short production schedules and rapid delivery of merchandise from manufacturers are vital to minimize business risks arising from changing fashion trends.

For its stores, the Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company's distribution complex in Troy, Ohio. The Company maintains a worldwide logistics network of agents and space availability arrangements to support the in-bound movement of merchandise into the distribution complex where it is promptly repacked and shipped to the stores. The out-bound system consists of common carrier line haul routes to a network of delivery agents. This system enables the Company to provide every store with frequent deliveries. (The Company does not own or operate trucks or trucking facilities.) The Company manages its inventory levels, merchandise allocation to stores and sales replenishing for each store through its computerized management information systems, which enable the Company to profile each store and evaluate and adjust each store's merchandise mix on a weekly basis. New merchandise is allocated by style, color and size immediately before shipment to stores to achieve a merchandise assortment that is suited to each store's customer base.

For both its stores and its shop @ home activities, the Company's inventory management strategy is to maintain targeted inventory turnover rates and minimize the amount of unsold merchandise at the end of a season by closely comparing sales and fashion trends with on-order merchandise and making necessary purchasing adjustments. The preceding sentence constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption "Future Results." Additionally, the Company uses markdowns and promotions.

MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems consist of a full suite of financial and merchandising systems, including credit, inventory distribution and control, sales reporting, accounts payable, cash/credit, merchandise reporting and planning.

All of the Company's stores have point-of-sale terminals that transmit daily information on sales by merchandise category, style, color and size, as well as customer data. The Company evaluates this information, together with its report on merchandise shipments to the stores, to implement merchandising decisions regarding markdowns, reorders of fast-selling items and allocation of merchandise. In addition, the Company's headquarters and distribution center are linked through an interactive computer network, which is accessible to district sales managers in the field.

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

In Fiscal 2000, each of two purchasing agents accounted for approximately 9% of the Company's merchandise purchases and another purchasing agent accounted for approximately 15% of the Company's merchandise purchases. There is no assurance that the replacement of these agents would not have a materially adverse effect on the Company's operations.

Domestic purchases (some of which are foreign-made products) are executed by Company purchase orders. Import purchases are made in U.S. dollars and are generally supported by letters of credit.

CREDIT SALES

The Company permits its customers to use several methods of payment, including cash, personal checks, third-party credit cards, layaways and its own proprietary credit card.

COMPETITION

All aspects of the women's retail apparel and shoe businesses are highly competitive. Many of the competitors are units of large national chains that have substantially greater resources than the Company. Management believes its principal competitors include all major national and regional department stores, specialty retailers, discount stores, mail order companies, television shopping channels and Internet web sites. Management believes its proprietary brands, merchandise selection, prices, consistency of merchandise quality and fit, and appealing shopping experience emphasizing strong merchandise presentations, together with its experienced management team, management information systems and logistics capabilities, enable it to compete in the marketplace. The preceding sentence constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

TRADE NAME AND TRADEMARKS

The Company is the owner in the United States of its trade name, AVENUE, used on storefronts, and principal trademarks, AVENUE and CLOUDWALKERS.COM, used on merchandise labels. The Company is not aware of any use of its trade name or trademarks by its competitors that has a material effect on the Company's operations or any material claims of infringement or other challenges to the Company's right to use its trade name and trademarks in the United States.

EMPLOYEES

As of March 3, 2001, the Company employed approximately 5,200 associates, of whom approximately 2,000 worked full-time and the balance of whom worked part-time. Considerable seasonality is associated with employment levels. Approximately 60 store associates are covered by collective bargaining agreements. The Company believes that its relations with its associates are good.

CORPORATE ACQUISITION REVIEW

As a matter of routine, United Retail Group, Inc. has evaluated financial data provided to it by competing businesses that are either for sale as a going concern or are in liquidation. From time to time, the Company has purchased assets being liquidated. It has not acquired a going concern but it would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

FUTURE RESULTS

The Company's business is subject to significant uncertainties and risks. Future results could differ materially from those currently anticipated by the Company due to unforeseeable problems that might arise and possible (i) extreme or unseasonable weather conditions, (ii) miscalculation of fashion trends, (iii) shifting shopping patterns, both within the specialty store sector and in the shop @ home channel of distribution, (iv) economic downturns, weakness in overall consumer demand, and variations in the demand for women's fashion apparel, (v) cost overruns, (vi) increase in prevailing rents, (vii) imposition by vendors, or their third-party factors, of more onerous payment terms for domestic merchandise purchases,
(viii) acceleration in the rate of business failures and inventory liquidations in the specialty store sector of the women's apparel industry,
(ix) disruptions in the sourcing of merchandise abroad, (x) exchange rate fluctuations, (xi) trade sanctions or restrictions, (xii) changes in quota and duty regulations, (xiii) delays in shipping, or (xiv) increased costs of transportation.

Item 2.     Properties.

            As of March 6, 2001, the Company leased stores in 37 states:

            Alabama          6              Missouri           7
            Arizona          6              Nevada             2
            Arkansas         1              New Hampshire      2
            California       74             New Jersey         39
            Connecticut      12             New Mexico         2
            Delaware         2              New York           51
            Florida          27             North Carolina     9
            Georgia          19             Ohio               23
            Illinois         39             Oklahoma           4
            Indiana          10             Oregon             6
            Iowa             1              Pennsylvania       17
            Kansas           1              Rhode Island       1
            Kentucky         4              South Carolina     6
            Louisiana        12             Tennessee          9
            Maine            1              Texas              43
            Maryland         17             Virginia           10
            Massachusetts    18             Washington         11
            Michigan         26             Wisconsin          6
            Mississippi      1

            Total:  525

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

Certain pending legal proceedings to which the Company was a party were terminated during the fourth quarter of Fiscal 2000 in the ordinary course of business. The termination of pending legal proceedings during that fiscal quarter did not have a material effect on the financial position or results of operations of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Not applicable.


PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.

The Common Stock of United Retail Group, Inc. is quoted on the
Nasdaq National Market under the symbol "URGI." The last reported sale price of the Common Stock on the Nasdaq National Market on March 12, 2001 was 5 7/8.

The following table sets forth the reported high and low sales prices of the Common Stock as reported by Nasdaq for each fiscal quarter indicated.

                            1999                           2000
                            ----                           ----
                          High             Low           High             Low
                          ----             ---           ----             ---
First Quarter         $11.5000         $8.3750       $12.5625         $7.6250
Second Quarter        $15.2500        $10.0000        $9.2500         $6.0312
Third Quarter         $14.0000         $9.3750        $6.7500         $5.0625
Fourth Quarter        $10.9375         $7.9688        $7.3750         $4.6875

United Retail Group, Inc. has not paid dividends on its Common Stock and has no present intention of doing so. Also, the Financing Agreement between United Retail Group, Inc. and certain of its subsidiaries and The CIT Group/Business Credit, Inc., dated August 15, 1997, as amended, forbids the payment of dividends.

The transfer agent and registrar for the Common Stock is Continental Stock Transfer and Trust Co., 2 Broadway, New York, New York 10004.

At March 6, 2001 there were 411 record owners of Common Stock.

All securities offerings by United Retail Group, Inc. in Fiscal 2000 were registered under the Securities Act of 1933 on Registration Statements on Form S-8 except as indicated in Quarterly Reports on Form 10-Q filed during the year.

Item 6.    Selected Financial Data.



                                 52 WEEKS      52 WEEKS        52 WEEKS       52 WEEKS       53 WEEKS
                               FISCAL YEAR     FISCAL YEAR     FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                   ENDED          ENDED           ENDED         ENDED         ENDED
                                   FEB. 1,      JAN. 31,         JAN. 30,     JAN. 29,       FEB. 3,
                                    1997          1998             1999         2000          2001
                              ------------------------------------------------------------------------
                                     (SHARES AND DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

      INCOME STATEMENT DATA:
      Net sales..............     $363,074       $361,751       $378,562       $382,631      $419,712
      Cost of goods sold,
      including buying
      and occupancy costs....      289,421        278,078        275,811        282,754       323,153
      Gross profit...........       73,653         83,673        102,751         99,877        96,559
      General, administrative
       and store operating
       expenses..............       80,063         80,469         79,221         77,778        91,474
      Operating (loss) income..     (6,410)         3,204         23,530         22,099         5,085
      Non-operating income.....          0              0          3,113              0             0
      Interest (expense)
        income, net...........        (413)          (154)         1,201          1,688         1,854
      (Loss) income before
         taxes................      (6,823)         3,050         27,844         23,787         6,939
      (Benefit from) provision
        for income taxes.......       (676)        (1,781)         9,864          7,638         2,719
      Net (loss) income........     (6,147)         4,831         17,980         16,149         4,220
      Net (loss) income
        per common share:....
          Basic..............        ($.50)          $.40          $1.38          $1.23         $0.32
          Diluted ...........        ($.50)          $.37          $1.31          $1.17         $0.31
      Weighted average number
        of common shares
        outstanding:
          Basic..............       12,190         12,190         13,056         13,156        13,302
          Diluted............       12,190         13,187         13,736         13,852        13,515
      BALANCE SHEET DATA
      (AT PERIOD END):
      Working capital........      $36,941        $43,875        $60,343        $61,098       $49,567
      Total assets...........      138,331        142,614        163,096        180,338       191,630
      Long-term debt.........            0              0              0              0             0
      Distribution center
        financing............       11,355         10,308          9,172          7,944         6,616
      Total stockholders'
        equity..............        80,213         85,044        101,147        117,757       121,796


The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements, including the notes thereto. The data for the periods indicated has been derived from the Company's Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report for the three fiscal years ended February 3, 2001 appears elsewhere in this Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

FISCAL 2000 VERSUS FISCAL 1999

Net sales for fiscal 2000 increased 9.7% from fiscal 1999, to $419.7 million from $382.6 million, principally from an increase in average price. Comparable store sales for fiscal 2000 increased 3.8%. There is no assurance that the increases in net sales and comparable store sales will be maintained. Average stores open increased from 502 to 511. Sales in channels of distribution other than retail stores were not material (see, "Shop @ Home Initiative").

Fiscal 2000 consisted of 53 weeks and fiscal 1999 consisted of 52 weeks. The extra week was excluded from the computation of comparable store sales.

Gross profit was $96.6 million in fiscal 2000 compared with $99.9 million in fiscal 1999, decreasing as a percentage of net sales to 23.0% from 26.1%. The decrease in gross profit as a percentage of net sales was attributable primarily to lower margins, higher direct marketing expenses, including direct marketing for shop @ home activities, and increased in-store merchandise shrinkage.

General, administrative and store operating expenses increased to $91.5 million in fiscal 2000 from $77.8 million in fiscal 1999, principally as a result of an increase in (i) shop @ home expense, including shipping and handling expense, (ii) store payroll and (iii) real estate department payroll and legal fees related to the Company's store expansion program (see, "Store Expansion Program"). As a percentage of net sales, general, administrative and store operating expenses increased to 21.8% from 20.3%.

During fiscal 2000, operating income was $5.1 million compared with $22.1 million in fiscal 1999.

Net interest income was $1.9 million in fiscal 2000 and $1.7 million in fiscal 1999, principally as a result of higher rates.

The Company had a provision for income taxes of $2.7 million in fiscal 2000 and of $7.6 million in fiscal 1999.

The Company had net income of $4.2 million in fiscal 2000 and of $16.1 million for fiscal 1999. Net income for fiscal 1999 included recognition of the deferred state net operating loss carryforward asset in the amount of $1.2 million.

Both direct marketing expenses and general and administrative expenses related to shop @ home activities materially reduced operating income that otherwise would have been derived from retail store sales in fiscal 2000 and are expected to continue to do so in fiscal 2001.

FISCAL 1999 VERSUS FISCAL 1998

Net sales for fiscal 1999 increased 1.1% from fiscal 1998, to $382.6 million from $378.6 million, principally from an increase in average price. Average stores open decreased from 514 to 502. Comparable store sales for fiscal 1999 increased 2.5%.

Gross profit was $99.9 million in fiscal 1999 compared with $102.8 million in fiscal 1998 decreasing as a percentage of net sales to 26.1% from 27.1%. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase in marketing expenses and lower margins. The increase in marketing expenses related principally to the conversion of stores and proprietary credit cards to the Company's AVENUE trade name and to shop @ home tests.

General, administrative and store operating expenses were $77.8 million in fiscal 1999 compared to $79.2 million in fiscal 1998 principally as a result of reductions in incentive compensation and insurance costs. As a percentage of net sales, general, administrative and store operating expenses decreased to 20.3% from 20.9%.

During fiscal 1999, the Company had operating income of $22.1 million compared to $23.5 million in fiscal 1998.

Net interest income was $1.7 million in fiscal 1999 and $1.2 million in fiscal 1998 from a higher level of cash and cash equivalents and higher interest rates.

The Company had a provision for income taxes of $7.6 million in fiscal 1999 and of $9.9 million in fiscal 1998.

The Company had net income of $16.1 million for fiscal 1999 and of $18.0 million for fiscal 1998. Net income for fiscal 1998 included a capital gain on the sale of the Company's minority interest in a privately held apparel design and manufacturing concern in the amount of $3.1 million ($2.0 million after tax).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided from operating activities in fiscal 2000 was $18.1 million.

The Company's cash and cash equivalents decreased to $36.8 million at February 3, 2001 from $45.2 million at January 29, 2000. Property and equipment, net increased to $77.7 million at February 3, 2001 from $63.3 million at January 29, 2000, primarily from constructing new stores and remodeling existing stores.

Inventory increased to $59.0 million at February 3, 2001 from $55.3 million at January 29, 2000 to build inventories for the AVENUE shop @ home business and as a result of higher store count. During fiscal 2000, the highest inventory level was $69.9 million.

Accounts payable increased to $32.7 million at February 3, 2001 from $27.0 million at January 29, 2000, principally as a result of a change in vendor payment terms.

Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor.

Import purchases are made in U.S. dollars, are generally financed by trade letters of credit and constituted approximately 59% of total purchases in fiscal 2000.

United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of February 3, 2001, letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $26.0 million.

Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At February 3, 2001, the combined availability of the Companies was $14.0 million; the Pledged Account had a zero balance; the Companies' cash on hand was unrestricted; and no loan had been drawn down.)

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

At February 3, 2001, the principal amount of the long term indebtedness secured by liens on the Company's national distribution center real estate and material handling equipment had been paid down from $15.0 million to $8.0 million.

The Company believes that its cash on hand, the availability of short-term trade credit and of credit under the Financing Agreement on a revolving basis, the possibility of refinancing the national distribution center and material handling equipment and cash flows from future operating activities will be adequate for the next 12 months to meet its cash requirements, including (i) anticipated working capital needs, including seasonal inventory financing, (ii) the cost of distributing catalogs and marketing its Internet selling sites and (iii) store construction costs. This paragraph constitutes forward-looking information under the 1995 Private Securities Litigation Reform Act (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

The Company's Board of Directors has authorized management, in its discretion, to repurchase up to a total of 1,600,000 shares of Common Stock of the Company from time to time in private transactions and on the NASDAQ National Market System. 61,000 shares have been repurchased on the open market under this authorization at an average price of $5.04, in addition to shares acquired in connection with the exercise of employee stock options. Management intends to make additional purchases on the open market if shares become available at opportune prices.

STORE EXPANSION PROGRAM

The Company leased 523 stores at February 3, 2001, of which 362 stores were located in strip shopping centers, 140 stores were located in malls and 21 stores were located in downtown shopping districts. Total retail square footage was 2.2 million square feet at February 3, 2001 and 2.0 million square feet a year earlier. In fiscal 2000, the Company opened 59 new stores with an average of 4,600 square feet of retail selling space and closed 32 smaller stores.

The Company plans to lease and open approximately 50 new large stores during fiscal 2001. See, "Liquidity and Capital Resources." Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. During fiscal 2001, the Company plans to close approximately 25 stores, the term of whose leases shall have expired. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results".

Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization were approximately $9.2 million in fiscal 2000 and $7.0 million in fiscal 1999 and related principally to assets in stores.

SHOP @ HOME INITIATIVE

The Company is entering an additional channel of distribution for its merchandise, Internet and catalog ("shop @ home") sales, to seek to expand its customer base and to attract more business, both online and in-store, from its existing customers.

The Company has mailed catalogs and operated an Internet site (www.cloudwalkers.com) for the sale of its CLOUDWALKERS.COM brand women's shoes since the third quarter of fiscal 1999. The Company has mailed catalogs for AVENUE brand merchandise since September 2000. The Company launched a site (www.avenue.com) for the sale of its AVENUE brand merchandise in November 2000. Shop @ home sales were not material in relation to total sales in fiscal 2000 but related direct marketing costs materially reduced gross profit for the year. Fulfillment of shop @ home sales has been outsourced.

The Company's shop @ home activities will not require material long term financial commitments to be made in fiscal 2001.

There is no assurance of gross profit on shop @ home sales.

TAX MATTERS

The Company's federal income tax returns for fiscal 1994, fiscal 1995 and fiscal 1996 were audited by the Internal Revenue Service and settled except for the disallowance of a refund claim by the auditor, which has been affirmed by an IRS appeals officer. The refund claim, which has not been recorded, would affect stockholders' equity positively rather than increase the Company's earnings, if the disallowance were overruled.

FUTURE RESULTS

The Company's business is subject to significant uncertainties and risks. Future results could differ materially from those currently anticipated by the Company due to unforeseeable problems that might arise and possible (i) extreme or unseasonable weather conditions, (ii) miscalculation of fashion trends, (iii) shifting shopping patterns, both within the specialty store sector and in the shop @ home channel of distribution, (iv) economic downturns, weakness in overall consumer demand, and variations in the demand for women's fashion apparel, (v) cost overruns, (vi) increase in prevailing rents, (vii) imposition by vendors, or their third-party factors, of more onerous payment terms for domestic merchandise purchases,
(viii) acceleration in the rate of business failures and inventory liquidations in the specialty store sector of the women's apparel industry,
(ix) disruptions in the sourcing of merchandise abroad, (x) exchange rate fluctuations, (xi) trade sanctions or restrictions, (xii) changes in quota and duty regulations, (xiii) delays in shipping, or (xiv) increased costs of transportation.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of UNITED RETAIL GROUP, INC.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of United Retail Group, Inc. and its subsidiaries (the "Company") at January 29, 2000 and February 3, 2001, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


New York, New York
February 16, 2001



                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)

                                                                  JANUARY 29,       FEBRUARY 3,
                                                                      2000              2001
                                                                 ---------------   ---------------
                                    ASSETS

Current assets:
   Cash and cash equivalents                                            $45,223           $36,781
   Accounts receivable                                                    1,146             2,573
   Inventory                                                             55,323            59,002
   Prepaid rents                                                          3,900             4,425
   Deferred income taxes                                                  1,647                 -
   Other prepaid expenses                                                 2,365             3,555
                                                                 ---------------   ---------------
      Total current assets                                              109,604           106,336

Property and equipment, net                                              63,302            77,651
Deferred charges and other intangible assets,
  net of accumulated amortization of $2,495
  and $2,656                                                              7,010             6,786
Deferred income taxes                                                         -               589
Other assets                                                                422               268
                                                                 ---------------   ---------------
    Total assets                                                       $180,338          $191,630
                                                                 ===============   ===============

                                LIABILITIES

Current liabilities:
  Current portion of distribution center financing                       $1,228            $1,367
  Accounts payable and other                                             26,993            32,746
  Accrued expenses                                                       20,285            22,373
  Deferred income taxes                                                       -               283
                                                                 ---------------   ---------------
    Total current liabilities                                            48,506            56,769

Distribution center financing                                             7,944             6,616
Other long-term liabilities                                               6,131             6,449
                                                                 ---------------   ---------------
    Total liabilities                                                    62,581            69,834
                                                                 ---------------   ---------------

Commitments and contingencies

                                    STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; authorized 1,000,000; none issued
 Series A junior participating preferred stock, $.001 par value; authorized
 150,000; none issued
Common stock, $.001 par value; authorized
 30,000,000; issued 14,190,800 and 14,231,000;
 outstanding 13,289,433 and 13,268,633                                       14                14
Additional paid-in capital                                               80,143            80,269
Retained earnings                                                        41,483            45,703
Treasury stock (901,367 and 962,367 shares), at cost                     (3,883)           (4,190)
                                                                 ---------------   ---------------
    Total stockholders' equity                                          117,757           121,796
                                                                 ---------------   ---------------
    Total liabilities and stockholders' equity                         $180,338          $191,630
                                                                 ===============   ===============



The accompanying notes are an integral part of the Consolidated Financial
Statements.



                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                   52 Weeks      52 Weeks        53 Weeks
                                  Fiscal Year    FISCAL YEAR    FISCAL YEAR
                                    Ended          Ended          Ended
                                  January 30,    January 29,    February 3,
                                     1999           2000           2001
                                  -------------------------------------------


Net sales                           $378,562        $382,631      $419,712

Cost of goods sold, including
  buying and occupancy costs         275,811         282,754       323,153
                                  -----------       --------      ---------

   Gross profit                      102,751          99,877        96,559

General, administrative and
  store operating expenses            79,221          77,778        91,474
                                  -----------       --------      ---------

   Operating income                   23,530          22,099         5,085

Non-operating income                   3,113               -             -

Interest income, net                   1,201           1,688         1,854
                                  -----------       ---------     ---------

  Income before income taxes          27,844          23,787         6,939

Provision for income taxes             9,864           7,638         2,719
                                  -----------       ---------     ---------

   Net income                        $17,980         $16,149        $4,220
                                  ===========       =========      ========

Net income per share
  Basic                                $1.38           $1.23         $0.32
                                  ===========       =========      ========
  Diluted                              $1.31           $1.17         $0.31
                                  ===========       =========      =========

Weighted average number of
  shares outstanding
   Basic                          13,055,673      13,156,310    13,301,510
   Common stock equivalents
      (stock options)                680,340         695,794       213,213
                                  -----------     -----------   ----------
   Diluted                        13,736,013      13,852,104    13,514,723
                                  ===========     ===========   ==========




The accompanying notes are an integral part of the Consolidated Financial Statements.



                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)

                                                           52 WEEKS       52 WEEKS      53 WEEKS
                                                           FISCAL YEAR   FISCAL YEAR   FISCAL YEAR
                                                             ENDED         ENDED         ENDED
                                                           JANUARY 30,   JANUARY 29,   FEBRUARY 3,
                                                              1999          2000          2001
                                                           ----------    -----------   ------------
Cash Flows From Operating Activities:
    Net income                                               $17,980       $16,149      $4,220
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization of property
      and equipment                                            7,027         7,031       9,202
    Amortization of deferred charges and other
      intangible assets                                          353           416         462
    (Gain) loss on disposal of assets                            (30)          568         779
    Gain on sale of investments                               (3,113)            -           -
    Compensation expense                                         216           311         311
    Provision for (benefit from) deferred income taxes         1,956          (527)      1,452
    Deferred lease assumption revenue amortization              (648)         (402)       (360)
    Tax benefit from exercise of stock options                     -           710          16
Changes in operating assets and liabilities:
    Accounts receivable                                           58          (633)     (1,427)
    Inventory                                                 (7,561)       (9,759)     (3,679)
    Accounts payable and accrued expenses                      6,725         2,443       8,681
    Prepaid expenses                                             231           110      (1,715)
    Income taxes payable                                        (469)         (402)        (95)
    Other assets and liabilities                                (643)         (878)        234
                                                           ----------    ----------    --------
Net Cash Provided from Operating Activities                   22,082        15,137      18,081
                                                           ----------    ----------    --------

INVESTING ACTIVITIES:
    Capital expenditures                                      (7,003)      (23,271)    (24,490)
    Deferred payment for property and equipment                  110           268        (536)
    Proceeds from sale of investment and lease                 3,345           387         200
                                                          ----------    ----------     --------
Net Cash Used in Investing Activities                         (3,548)      (22,616)    (24,826)
                                                          ----------    ----------     ---------

FINANCING ACTIVITIES:
    Issuance of loans to officers                             (2,113)         (604)       (235)
    Treasury stock acquired                                        -          (214)       (307)
    Proceeds from exercise of stock options                       20           373         164
    Repayments of long-term debt                              (1,052)       (1,136)     (1,189)
    Other                                                          -          (115)       (130)
                                                          ----------     ----------    --------
Net Cash Used in Financing Activities                         (3,145)       (1,696)     (1,697)
                                                          ----------     ----------    ---------

Net increase (decrease) in cash and cash equivalents          15,389        (9,175)     (8,442)
Cash and cash equivalents, beginning of period                39,009        54,398      45,223
                                                          ----------     ----------   ---------
Cash and cash equivalents, end of period                     $54,398       $45,223     $36,781
                                                          ==========     =========    =========




The accompanying notes are an integral part of the Consolidated Financial
Statements.



                                  UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (SHARES AND DOLLARS IN THOUSANDS)


                            COMMON       COMMON
                            STOCK         STOCK     ADDITIONAL              TREASURY     TOTAL
                            SHARES        $.001      PAID-IN    RETAINED     STOCK,    STOCKHOLDERS'
                          OUTSTANDING   PAR VALUE    CAPITAL    EARNINGS     AT COST     EQUITY

Balance, January 31,
  1998                      12,190         $13        $78,259     $7,354      ($582)     $85,044
                           -------      -------       -------     ------      ------     -------

Exercise of stock options    1,083           1          1,096                              1,097
Treasury stock                (183)                                           (1,077)     (1,077)
Loans to officers                                      (2,113)                            (2,113)
Compensation expense                                      216                                216
Net income                                                        17,980                  17,980
                           -------      ------         -------    ------      -------    --------
Balance, January 30, 1999   13,090          14         77,458     25,334      (1,659)    101,147
                           -------      ------         -------    ------      -------    --------

Exercise of stock options      427                      2,123                              2,123
Treasury stock                (228)                                           (2,224)     (2,224)
Loans to officers                                        (344)                              (344)
Compensation expense                                      311                                311
Tax benefit from exercise
  of stock options                                        710                                710
Other                                                    (115)                              (115)
Net income                                                        16,149                  16,149
                           -------      ------         -------    ------      ------     -------
Balance, January 29, 2000   13,289          14         80,143     41,483      (3,883)    117,757
                           -------      ------         ------     ------      -------    -------

Exercise of stock options       41                        164                                164
Treasury stock                 (61)                                             (307)       (307)
Loans to officers                                        (235)                              (235)
Compensation expense                                      311                                311
Tax benefit from exercise
  of stock options                                         16                                 16
Other                                                    (130)                              (130)
Net income                                                         4,220                   4,220
                           -------      ------        --------   -------     --------   ---------
Balance, February 3, 2001   13,269         $14        $80,269    $45,703     ($4,190)   $121,796
                           =======      ======        =========  =======     ========   =========







The accompanying notes are an integral part of the Consolidated Financial
Statements.






                UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY DESCRIPTION AND BASIS OF PRESENTATION

United Retail Group, Inc. ("United Retail") is a specialty retailer of large-size women's fashion apparel, footwear and accessories, featuring AVENUE(R) brand merchandise, operating over 500 stores throughout the United States.

The consolidated financial statements include the accounts of United Retail and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year balances have been reclassified to conform with the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Fiscal 1998 and fiscal 1999 consisted of 52 weeks and ended on January 30, 1999 and January 29, 2000, respectively. Fiscal 2000 consisted of 53 weeks and ended on February 3, 2001.

NET REVENUES

Revenues include sales from all stores operating during the period, the Company's catalog and website operations. Revenues are net of returns and exclude sales tax. Revenue is recognized when title and risk of loss have passed to the customer, which, for stores is at the point of sale and for catalog and internet sales is at the point of destination. The Company recognizes sales upon redemption of gift certificates. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", the Company has changed its method of accounting for layaway sales. Historically, layaway revenue was recorded at the time of the initial payment. The Company now defers revenue on layaway sales until the merchandise is picked up by the customer. The Company adopted the change in accounting principle by recording a cumulative effect adjustment in the first quarter of fiscal 2000. The revenue adjustment related to this change was $98,000. This change in accounting did not have a material effect on the Company's financial position or annual results of operations.

SHIPPING AND HANDLING COSTS

Shipping and handling revenue is included in net sales. Shipping and handling costs are included in general, administrative and store operating expenses.

MARKETING COSTS

The Company expenses marketing costs when the event occurs. Marketing expense, which includes Shop@Home in fiscal 1999 and 2000, included in cost of goods sold in the accompanying consolidated statements of income, was $9.5 million, $12.6 million, and $16.0 million in fiscal 1998, 1999, and 2000, respectively.

COMPUTATION OF INCOME PER COMMON SHARE

The computation of income per basic common share has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options.

Options to purchase shares of common stock which were outstanding but were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:


                                     FISCAL             FISCAL             FISCAL
                                      1998               1999               2000
                                  --------------------------------------------------

   Options                           58,000              65,500             458,572

Range of option prices per share    $10.75 - $26.75  $11.50 - $26.75     $7.56 - $15.13


CASH AND CASH EQUIVALENTS

The Company considers cash on hand, bank deposits, money market funds and short term investments with maturities of less than 90 days as cash and cash equivalents.

INVENTORY

Inventory is stated at the lower of cost or market utilizing the retail method. An average cost flow assumption is used.

LONG-LIVED ASSETS

Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives of 40 years for the distribution center building, the life of the lease for leasehold improvements and furniture and fixtures, 20 years for material handling equipment and 5 years for other property. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance, repairs and minor renewals are charged to expense as incurred. Renewals and betterments which extend service lives are capitalized.

Goodwill, as of January 29, 2000 and February 3, 2001 of $6.0 million and $5.8 million, respectively, represents the excess cost over the fair market value of the net assets of businesses acquired by the Company. Goodwill is being amortized over a 40-year period using the straight-line method.

The Company acquired certain trademarks during fiscal 1999 and fiscal 2000 in the amounts of $318,000 and $100,000, respectively. These trademarks are being amortized over 15-year periods using the straight-line method.

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in measuring whether the asset is recoverable.

CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash equivalents. The Company places its cash and cash equivalents in highly liquid investments with high quality financial institutions.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions relate to deferred tax assets, inventory and useful lives of assets.

INCOME TAXES

The Company provides for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes". This statement requires the use of the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense (benefit) represents the change in the deferred tax asset/liability balance. The Company establishes valuation allowances against deferred tax assets when it is more likely than not that the deferred tax asset will not be realized.


NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998.This statement, as amended, is effective in fiscal years beginning after June 15, 2000, although early adoption is permitted. This statement requires the recognition of the fair value of any derivative financial instruments on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized through either income or as a component of other comprehensive income. Management of the Company believes that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant impact on the Company's financial position or results of operations.

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of (dollars in thousands):

                                      JANUARY 29,    FEBRUARY 3,
                                         2000           2001
                                         ----           ----

Land                                   $2,176        $2,176
Buildings                              10,574        10,574
Furniture, fixtures and equipment      68,907        76,830
Leasehold improvements                 32,962        40,880
Beneficial leaseholds                   6,942         5,825
Construction in progress                1,280         1,586
                                     ------------------------
                                      122,841       137,871

Accumulated depreciation and
  amortization, including
  beneficial leaseholds of
  $6,272 and $5,485                   (59,539)      (60,220)
                                      ----------------------
Property and equipment, net           $63,302       $77,651
                                      =====================


4. ACCRUED EXPENSES

 Accrued expenses consist of (dollars in thousands):

                                    JANUARY 29,       FEBRUARY 3,
                                        2000           2001
                                        ----           ----

Occupancy expenses                     $3,649        $3,795
Payroll related expenses                3,011         3,298
Insurance payable                       2,131         2,305
Credit processing                       1,508         2,115
Marketing                               2,027         1,531
Sales taxes payable                     1,152         1,258
Other                                   6,807         8,071
                                      ---------------------
                                      $20,285       $22,373
                                      ======================

5. LEASED FACILITIES AND COMMITMENTS

Annual store rent is composed of a fixed minimum amount, plus contingent rent based upon a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments to the landlord covering taxes, maintenance and certain other expenses.

Rent expense was as follows (dollars in thousands):

                                   FISCAL      FISCAL        FISCAL
                                    1998        1999          2000
                                 -----------------------------------
Store rent
   Fixed minimum                  $36,986     $36,815       $39,550
   Percentage                          77         126           121
                                  ---------------------------------
Total store rent                   37,063      36,941        39,671
Equipment and other                   360         381           393
                                  ---------------------------------
Total rent expense                $37,423     $37,322       $40,064
                                  =================================

At February 3, 2001, the Company was committed under store leases with initial terms ranging from 1 to 20 years and with varying renewal options. At January 30, 1999, January 29, 2000 and February 3, 2001, accrued rent expense amounted to $5.8 million, $6.0 million and $6.5 million, respectively, of which $5.1 million, $5.3 million and $6.0 million, respectively, is included in "Other long-term liabilities".

A summary of approximate non-cancelable lease commitments under leases follows (dollars in thousands) for the fiscal years:

      2001                                   $40,490
      2002                                    40,496
      2003                                    34,294
      2004                                    30,664
      2005                                    26,706

      Thereafter                             111,821
                                            --------
      Total minimum obligations             $284,471
                                            ========

6. LONG-TERM DEBT

Long-term debt consists of (dollars in thousands):

                                         JANUARY 29,   FEBRUARY 3,
                                            2000          2001
                                            ----          ----

Distribution center financing:

  7.30% Note due 2003                      $3,151        $2,373
  8.64% Mortgage due 2009                   6,021         5,610
                                           ---------------------
  Total distribution center financing      $9,172        $7,983
  Less current maturities                   1,228         1,367
                                           --------------------
  Long-term portion of distribution
    center financing                       $7,944        $6,616
                                           ====================

A summary of principal maturities of long-term debt are as follows (dollars in thousands) for the fiscal years:

      2001                                    $1,367
      2002                                     1,435
      2003                                     1,220
      2004                                       636
      2005                                       693
      Thereafter                               2,632
                                              ------
      Total                                   $7,983
                                              ======

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

The Company and certain of its subsidiaries (collectively, the "Companies"), are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies to support trade letters of credit and standby letters of credit and to finance loans.

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

At February 3, 2001, the combined availability of the Companies was $14.0 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $26.0 million and no loan had been drawn down. The Company's cash on hand was unrestricted.


7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and trade payables approximate fair value because of the short-term maturity of these instruments. Advances to an officer approximate fair value because interest is payable annually in cash at the prime rate. The fair value of long-term debt, including the current portion, is estimated to be $8.1 million for fiscal 2000 based on the current rates quoted to the Company for debt of the same or similar issues.


8. INCOME TAXES

The provision for income taxes consists of (dollars in thousands):

                                            FISCAL    FISCAL    FISCAL
                                             1998      1999      2000
                                            --------------------------
  Currently payable:

     Federal                                $7,350    $7,539     $977
     State                                     558       626      290
                                            --------------------------
                                             7,908     8,165    1,267
                                            --------------------------
  Deferred:

    Federal                                  1,899       537    1,342
    State                                       57    (1,064)     110
                                             ------------------------
                                             1,956      (527)   1,452
                                            -------------------------
                                            $9,864    $7,638   $2,719
                                            ==========================

Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows:

                                       FISCAL      FISCAL      FISCAL
                                        1998        1999        2000
                                       -------------------------------
Statutory Federal income
     tax rate                           35.0%       35.0%       35.0%
State income taxes, net of
     Federal benefit                     3.7         4.1         5.4
Benefit from state net operating
losses ("NOL's")                        (2.2)       (2.1)       (2.6)
Goodwill amortization                    0.3         0.3         1.1
Other                                   (0.6)       (0.3)        0.3
                                       ------------------------------
Sub-total                               36.2        37.1        39.2
Deferred tax asset recognized
for state NOL's                          0.0        (5.0)        0.0
Write-up of the compensation
    related deferred tax asset          (0.8)        0.0         0.0
                                       ------------------------------
                                        35.4%       32.1%       39.2%
                                       ==============================

The Company's net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset are as follows (dollars in thousands):

                                           JANUARY 29,    FEBRUARY 3,
                                              2000           2001
                                              ----           ----

              Assets:
              Inventory                       $550           $749
              Accruals and reserves          2,832          3,011
              Compensation                     205            324
              State NOL's                    1,180          1,360
                                           ----------------------
                                             4,767          5,444
                                           ----------------------
              Liabilities:
              Prepaid rent                       0          1,701
              Depreciation                   3,120          3,437
                                           ----------------------
                                             3,120          5,138
                                           ----------------------

              Net deferred tax asset        $1,647           $306
                                            =====================

On February 13, 1998, underlying stock options relating to $1.8 million of the compensation related deferred tax asset were exercised, which resulted in an additional $0.2 million tax benefit in fiscal 1998. In fiscal 1999, the Company recorded a $1.2 million deferred tax asset related to state NOL's, which had previously not been recognized because the realization of any tax benefit from the state NOL's had been considered remote.

Future realization of the tax benefits attributable to the existing deductible temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryback and/or carryforward period available under the tax law at the time of the tax deduction. Based on management's assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings or available carrybacks. The NOL's are scheduled to expire beginning in fiscal 2001 through fiscal 2015.


9. RELATED PARTY TRANSACTIONS

The Company shared a store location with a subsidiary of The Limited, Inc. ("The Limited") through January 2001 and was charged by The Limited for occupancy costs. The impact on the statements of income of these occupancy charges was as follows (dollars in thousands):

                                       FISCAL      FISCAL      FISCAL
                                        1998        1999        2000
                                       ------------------------------
Cost of goods sold, including
  buying and occupancy costs            $73         $73         $73

An affiliate of the Chairman of the Board of the Company, American Licensing Group, L.P. ("ALGLP"), (in which he holds an 80% interest) provides management and administrative services to a subsidiary of The Limited, American Licensing Group, Inc., for a base annual fee and profit sharing fee, the profit sharing fee being the lower of one-third of net profits or $150,000 per annum.

During fiscal 1998, fiscal 1999, and fiscal 2000, the Company incurred expenses under certain Sublicensing Agreements with respect to trademarks to American Licensing Group, Inc. in the amounts of $361,000, $353,000, and $306,000, respectively, and to ALGLP in the amounts of $442,000, $365,000 and $181,000 respectively. American Licensing Group, Inc. and ALGLP, in turn, incurred expenses with respect to the trademarks under certain Licensing Agreements with the owner of the trademarks. The licensing agreements between the Company and American Licensing Group, Inc. and ALGLP, respectively, were terminated as of November 30, 2000.

The Company made investments in a vendor from which the Company purchased apparel. In fiscal 1998, the Company realized a capital gain of $3.1 million on the sale of its investments back to the vendor. The gain was reported as non-operating income. Purchases of apparel from the vendor during fiscal 1998 totaled $12,000.


10. RETIREMENT PLAN

The Company maintains a defined contribution pension plan. Generally, an employee is eligible to participate in the plan if the employee has completed one year of full-time continuous service. The Company makes a 50% match of a portion of employee savings contributions.

The Company also maintains a non-qualified defined contribution pension plan, known as the Supplemental Retirement Savings Plan. The Company makes a 50% match of a portion of employee savings contributions for those associates whose contributions to the qualified plan are limited by IRS regulations, as well as retirement contributions for certain grandfathered associates equal to 6% of those associates' compensation.

Pension costs for all benefits charged to income during fiscal 1998, fiscal 1999 and fiscal 2000 approximated $522,000, $365,000 and $338,000, respectively.


11. STOCKHOLDERS' EQUITY

Coincident with the completion of its initial public offering on March 17, 1992, the Company's certificate of incorporation was amended to provide for only one class of Common Stock, par value $.001 per share, with 30 million shares authorized. The Company also authorized 1,000,000 shares of Preferred Stock, par value $.001 per share, to be issued from time to time, in one or more classes or series, each such class or series to have such preferences, voting powers, qualifications and special or relative rights and privileges as shall be determined by the Board of Directors in a resolution or resolutions providing for the issuance of such class or series of Preferred Stock. The Company has paid no cash dividends and expects to retain any future earnings for expansion of its business rather than to pay cash dividends in the foreseeable future. Additionally, certain loan agreements, to which the Company is a party, impose restrictions on the payments of dividends.

In September 1999, the Company entered into right of first refusal agreements for any proposed sales of shares of its Common Stock held by Limited Direct Associates, L.P. and The Limited Inc./Intimate Brands Inc. Foundation (collectively, "Limited"). Each right has a term expiring on October 15, 2001, subject to extension by mutual agreement, and applies to any sales that Limited may propose to make from time to time on the Nasdaq National Market System and in negotiated or block transactions. If the Company exercises the right of first refusal, any shares that are proposed to be sold on the Nasdaq National Market System will be sold to the Company instead (i) after the market closes and before it opens again and (ii) at a purchase price equal to that day's closing price. The Company has no obligation, however, to exercise the right and purchase shares. Limited holds 1,600,000 shares of the Company's common stock, representing approximately 12% of the shares outstanding.

In September 1999, the Company adopted a Shareholder Rights Plan and distributed rights as a dividend at the rate of one Right for each share of Common Stock of the Company. The rights will expire on September 28, 2009.

Each Right initially entitles a shareholder to buy for $65 one one-hundredth of a share of a series of preferred stock which is convertible to shares of Common Stock. Among other things, the Rights will be exercisable, subject to certain exceptions, if a person or group acquires beneficial ownership of 15% or more of the Company's Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's Common Stock. Until the Rights become exercisable, each share of common stock of the Company has a Right attached and the securities trade as a unit.


12. STOCK OPTIONS

Under the 1989 Management Stock Option Plan (the "1989 Plan") established on July 17, 1989, options to purchase 1,078,125 shares and 50,000 shares at exercise prices of $1.00 and $5.00 per share, respectively, were granted. All options granted under the 1989 Plan became vested and exercisable upon completion of the IPO and the payment of certain obligations to The Limited, Inc. On February 13, 1998, 1,078,125 of the 1989 Plan options were exercised by management. On November 18, 1999, the remaining 50,000 options were exercised.

Under 1991 Stock Option Agreements between the Company and certain executive officers (the "1991 Options"), the Board of Directors approved and granted, on July 24, 1991, options to purchase 300,000 shares at an exercise price of $5.00 per share. These options became vested and exercisable upon completion of the initial public offering and the payment of certain obligations to The Limited, Inc. On November 18, 1999, all 300,000 options were exercised by management.

The Restated 1990 Stock Option Plan (as amended, the "1990 Plan") was established in June 1990, amended in November 1991, December 1992 and May 1993, and terminated in May 1996. Exercise prices were not less than the fair market value of the Company's common stock on the date of grant. The options granted under the 1990 Plan expire between seven and ten years after the date of grant. As of January 30, 1999, January 29, 2000, and February 3, 2001 options to purchase 612,300, 537,300, and 478,072 shares, respectively, were outstanding under the Plan at average exercise prices of $6.90, $6.75 and $6.55 per share, respectively. The options granted vest beginning one year from the date of grant, and vest fully after four or five years, subject to acceleration under certain circumstances. Options were granted, and the 1990 Plan is administered, by the Compensation Committee of the Board of Directors, composed of non-employees of the Company.

A summary of stock option transactions under the 1990 Plan is as follows:


                                               FISCAL        FISCAL    FISCAL
                                                1998          1999      2000
                                               ------------------------------

Options outstanding at beginning of period     619,300       612,300   537,300
Options granted                                      0             0         0
Options exercised                                3,200        45,500    23,100
Options expired                                      0             0         0
Options canceled                                 3,800        29,500    36,128
Options outstanding at end of period           612,300       537,300   478,072
Options available for grant at end
  of period                                          0             0         0
Options vested and outstanding at
  end of period                                323,570       385,406   426,072
Options exercisable at end of
  period and having an exercise
  price that is less than the respective
  year end common stock closing price          305,570       377,406   207,000
Range of option prices per share for
   outstanding options                     $4.13-$26.75  $4.13-$26.75  $4.13-$11.63


The 1996 Stock Option Plan (the "1996 Plan") was established in May 1996 and terminated in May 1999. Exercise prices were not less than the fair market value of the Company's common stock on the date of grant. The options granted under the 1996 Plan expire ten years after the date of grant. As of January 30, 1999, January 29, 2000, and February 3, 2001 options to purchase 373,300, 345,500 and 310,200 shares were outstanding under the Plan at an average exercise price of $5.24, $5.78 and $5.80 per share. The options granted vest beginning one year from the date of grant, and vest fully after five years, subject to acceleration under certain circumstances. Options were granted, and the 1996 Plan is administered, by the Compensation Committee of the Board of Directors, composed of non-employees of the Company.

A summary of stock option transactions under the 1996 Plan follows:


                                                     FISCAL        FISCAL       FISCAL
                                                      1998          1999         2000
                                                     ---------------------------------

Options outstanding at beginning of period           163,000       373,300     345,500
Options granted                                      253,500        37,000           0
Options exercised                                      1,200        32,400      17,100
Options canceled                                      42,000        32,400      18,200
Options outstanding at end of period                 373,300       345,500     310,200
Options available for grant at end of period          65,500             0           0
Options vested and outstanding at end of period       30,900        69,000     126,000
Options exercisable at end of period and having
   an exercise price that is less than the respective
   year end common stock closing price                30,900        67,200     109,600
Range of option prices per share for
   outstanding options                           $2.63-$11.00  $2.63-$11.50  $2.63-$11.50


In May 1998, the Company issued non-qualified stock options to purchase a total of 300,000 shares at $6.3125 per share (the fair market value on the date of Board action) to two officers of the Company. These options expire ten years after the date of grant. The options vest beginning one year from the date of grant and vest fully after five years, subject to acceleration under certain circumstances.

The 1999 Stock Option Plan (the "1999" Plan) was established in May 1999. Exercise prices are required by the 1999 Plan to be not less than the fair market value of the Company's common stock on the date of grant. The total number of shares that may be optioned under the 1999 Plan is 400,000 shares. The options granted under the 1999 Plan expire ten years after the date of grant. As of January 29, 2000 and February 3, 2001 outstanding options to purchase 47,500 and 192,500 shares have been granted under the Plan at average exercise prices of $12.34 and $9.21 per share. The options granted vest beginning one year from the date of grant, and vest fully after five years, subject to acceleration under certain circumstances. Employees of the Company whose judgment, initiative and efforts may be expected to contribute materially to the successful performance of the Company are eligible to receive options. Non-employee Directors receive annual grants of options under the 1999 Plan. Options are granted, and the 1999 Plan is administered, by the Compensation Committee of the Board of Directors, composed of non-employees of the Company.

A summary of stock option transactions under the 1999 Plan follows:


                                                           FISCAL       FISCAL
                                                            1999         2000

Options outstanding at beginning of period                      0       47,500
Options granted                                            47,500      153,500
Options exercised                                               0            0
Options canceled                                                0        8,500
Options outstanding at end of period                       47,500      192,500
Options available for grant at end of period              352,500      207,500
Options vested and outstanding at end of period                 0       12,700
Options exercisable at end of period and having
   an exercise price that is less than the respective
   year end common stock closing price                          0            0
Range of option prices per share for
   outstanding options                                $9.13-$15.13    $5.50-$15.13

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under Opinion No. 25, compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. In May 1998, the Company issued non-qualified stock options whose market price at the date of grant exceeded the exercise price, which equaled the market price on the date of Board action. In accordance with Opinion No. 25, compensation expense is recorded ratably over the five-year vesting period of the options. The Company recognized $216,000, $311,000 and $311,000 of related compensation expense in fiscal 1998, fiscal 1999 and fiscal 2000, respectively.

  All of the above plans and individual options were approved by the Company's stockholders.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. SFAS No. 123 does not require companies to change their existing accounting for stock-based awards. The Company continues to account for stock-based compensation plans using the intrinsic value method, and has supplementally disclosed the following pro forma information required by SFAS No. 123.

                                              FISCAL       FISCAL    FISCAL
                                               1998         1999      2000
                                              --------------------------------

Net income - as reported (dollars in
  thousands)                                   $17,980    $16,149    $4,220
Net income - pro forma (dollars in
  thousands)                                   $17,483    $15,585    $3,712

Earnings per diluted share - as reported         $1.31      $1.17     $0.31
Earnings per diluted share - pro forma           $1.27      $1.13     $0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                          FISCAL       FISCAL     FISCAL
                                           1998         1999       2000

      Expected dividend yield              0.00%        0.00%     0.00%
      Expected stock price volatility     50.00%       50.00%    50.00%
      Risk-free interest rate              4.55%        6.60%     5.15%
      Expected life of options             5 years      5 years   5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

13.  ADVANCES TO OFFICERS

Advances were made by the Company in February 1998 and February 1999 in the amounts of $1.6 million and $0.1 million to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer. The advances financed payment of income taxes incurred in connection with the exercise of stock options. These advances and their related interest were refinanced as part of an issuance of a replacement note in November 1999 which aggregated $2.4 million, which includes an additional advance of $0.7 million. The additional advance financed payment of income taxes incurred in connection with the excercise of additional stock options and paid interest accrued on the note that was refinanced. The replacement note has a term of four years subject to acceleration under certain circumstances and to call by the Company after two years with respect to half of the principal amount. Payment of the advances to Mr. Benaroya is secured by a pledge of 899,719 shares of the Company's Common Stock, equivalent to the shares issued upon the option exercises. The replacement note is a full recourse obligation of the borrower. The first payment of interest on the replacement note was made in November 2000 by the issuance of another note in the amount of $0.2 million with a term of one year. Future interest on both notes is payable in cash at the prime rate.

An advance was made to George R. Remeta, the Company's Vice Chairman and Chief Administrative Officer, in the amount of $0.2 million in February 1998 to finance payment of income taxes incurred in connection with the exercise of stock options. Mr. Remeta repaid the advance in November 1999 by surrendering shares of common stock having an equivalent market value.


14. STOCK APPRECIATION RIGHTS PLAN

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


15. SUPPLEMENTAL CASH FLOW INFORMATION

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

                                       FISCAL   FISCAL   FISCAL
                                        1998     1999     2000
                                       ------------------------
Interest income, net
   per statements of income            $1,201   $1,688   $1,854

Non-cash interest                         72        12      405
                                       -------------------------
Net cash interest income,
   including interest income
   of $984, $2,235 and $2,429          $1,273   $1,700   $2,259
                                       ========================
Income taxes paid                      $8,376   $7,843   $1,346
                                       ========================

Financing activities include the non-cash exercise of 1,076,955 and 350,000 stock options, in fiscal 1998 and fiscal 1999, respectively with the exercise price paid by surrendering common stock held with a market value equal to the cash payment in lieu of cash payment. Also included in financing activities is a repayment of an officer loan in fiscal 1999 with the repayment made by surrendering common stock to the Company with a market value equal to the loan, in lieu of cash payment.


16.  CONTINGENCIES

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will not have a material adverse effect on the Company's financial position, annual results of operations or cash flows.


17.  SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)


                                     Fiscal 1999                                      Fiscal 2000
                         --------------------------------------        ------------------------------------------
                         Qtr 1      Qtr 2      Qtr 3      Qtr 4        Qtr 1       Qtr 2         Qtr 3     Qtr 4
                         --------------------------------------        ------------------------------------------

Net sales               $96,693    $98,913    $86,802   $100,223       $99,479(2)  $108,620(3)   $92,301  $119,312
Gross profit             26,974     28,734     19,897     24,272        25,812(2)    23,629(3)    20,648    26,470
Operating
  income (loss)           7,967      8,800        769      4,563         4,512        1,449       (2,165)    1,289
Net income (loss)        $5,259     $5,851       $723     $4,316(1)     $2,908       $1,257      ($1,137)   $1,192
Net income (loss)
  per common share:
    Basic                 $0.40      $0.45      $0.06      $0.33         $0.22        $0.09       ($0.09)    $0.09
    Diluted               $0.38      $0.42      $0.05      $0.32(1)      $0.21        $0.09       ($0.09)    $0.09

(1) Net income and net income per common share include recognition of the deferred state net operating loss asset of $1.2 million. Pro forma net income and diluted net income per share, excluding this nonrecurring tax item, would have been $3,136 and $0.23, respectively.

(2) Net sales and gross profit reflect a reclass of $89,000 of shipping and handling income from general, administrative and store operating expenses in conformity with EIT 00-10 "Accounting for Shipping and Handling Fees and Costs"

(3) Net sales and gross profit reflect a reclass of $107,000 of shipping and handling income from general, administrative and store operating expenses in conformity with EIT 00-10 "Accounting for Shipping and Handling
Fees and Costs"


                                * * *
SUPPLEMENTARY DATA


                                     Fiscal 1999                                      Fiscal 2000
                         --------------------------------------        ------------------------------------------
                         Qtr 1      Qtr 2      Qtr 3      Qtr 4        Qtr 1       Qtr 2         Qtr 3     Qtr 4
                         --------------------------------------        ------------------------------------------

Net sales                $96,693    $98,913    $86,802   $100,223      $99,479(2)   $108,620(3)   $92,301   $119,312
Gross profit              26,974     28,734     19,897     24,272       25,812(2)     23,629(3)    20,648     26,470
Operating
  income (loss)            7,967      8,800        769      4,563        4,512         1,449       (2,165)     1,289
Net income (loss)         $5,259     $5,851       $723     $4,316(1)    $2,908        $1,257      ($1,137)    $1,192
Net income (loss)
  per common share:
    Basic                  $0.40      $0.45      $0.06      $0.33        $0.22         $0.09       ($0.09)     $0.09
    Diluted                $0.38      $0.42      $0.05      $0.32(1)     $0.21         $0.09       ($0.09)     $0.09

(1) Net income and net income per common share include recognition of the deferred state net operating loss asset of $1.2 million. Pro forma net income and diluted net income per share, excluding this nonrecurring tax item, would have been $3,136 and $0.23, respectively.

(2) Net sales and gross profit reflect a reclass of $89,000 of shipping and handling income from general, administrative and store operating expenses in conformity with EIT 00-10 "Accounting for Shipping and Handling Fees and Costs"

(3) Net sales and gross profit reflect a reclass of $107,000 of shipping and handling income from general, administrative and store operating expenses in conformity with EIT 00-10 "Accounting for Shipping and Handling
Fees and Costs"

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.


PART III

Item 10.   Directors and Executive Officers of the Registrant.

The subsection captioned "Election of Directors - Business and Professional Experience" in the 2001 Proxy Statement is incorporated herein by reference.

In addition to Raphael Benaroya and George R. Remeta, who are described in the 2001 Proxy Statement, the executive officers of the Company are:

Kenneth P. Carroll, age 58, has been United Retail Group, Inc.'s Senior Vice President - General Counsel for more than five years.

Ellen Demaio, age 43, has been Senior Vice President - Merchandise of United Retail Incorporated since before 1996.

Carmen Blanco, age 44, has been Vice President - Sales of United Retail Incorporated since March 2001. Previously, she was employed as an executive for more than five years by The Gap, Inc., most recently as a Zone Vice President for Old Navy stores, a retail chain.

James Broderick, age 47, has been Vice President - Shop @ Home of United Retail Incorporated since February 2000. Previously, he was Vice President
- Merchandising of Personal Creations, Inc., a catalog company, from January 2000 to August 1999. Earlier, he was Vice President - Merchandising of Spiegel, Inc., a catalog company, since before 1996.

Raymond W. Brown, age 41, has been Vice President - Associate Services of United Retail Incorporated since May 1998. Previously, he was Vice President - Human Resources of National Merchants Management Corp., a management firm, since before 1996.

Carrie Cline-Tunick, age 40, has been Vice President - Product Design and Development of United Retail Incorporated since April 1996. Previously, she was the Design Director of Norton McNaughton, Inc., a garment manufacturer, since before 1996.

Julie L. Daly, age 46, has been Vice President - Shop @ Home Operations of United Retail Incorporated since November 2000. Previously, she was the Company's Vice President - Strategic Planning since December 1996. Earlier, she was Vice President - Planning and Distribution of United Retail Incorporated since before 1996.

Jeff Fink, age 42, has been Vice President - Real Estate of United Retail Incorporated since November 1999. Previously, he was the Vice President - Real Estate of Party City, Inc., a retail chain, since August 1997. Earlier, he was Vice President - Real Estate of Famous Footwear, Inc., a retail chain, since before 1996.

Kent Frauenberger, age 54, has been Vice President - Logistics of United Retail Logistics Operations Incorporated since before 1996.

Brian French, age 40, has been Vice President - Construction of United Retail Incorporated since March 2001. Previously, he was the Director of Store Construction of United Retail Incorporated since November 1999. Earlier, he was the Director of Special Projects for Venator Group Realty, Inc., a mall operator, from October 1999 to June 1998. He was Director of Design and Project Development for Story Line Concepts, an amusement chain, from May 1998 to June 1997. He was Director of Store Planning and Construction for Warner Bros. Studio Stores, a retail chain, from May
1997 to before 1996.

Jon B. Grossman, age 43, has been Vice President - Finance of United Retail Group, Inc. since before 1996.

Paul McFarren, age 38, has been Vice President - Chief Information Officer of United Retail Incorporated since October 2000. Previously, he was the Vice President of Worldwide Field Operations of LVMH, a consumer goods manufacturer, since October 1998. Earlier, he was a Senior Director for Corporate Systems of The Gap, Inc. from September 1998 to before 1996.

Bradley Orloff, age 43, has been Vice President - Marketing of United Retail Incorporated since before 1996.

Gerald Schleiffer, age 49, has been Vice President - Planning and Distribution of United Retail Incorporated since August 1999. Previously, he was the Vice President - Planning and Allocation of Nine West, Inc., a shoe retailer, between July 1999 and June 1998. Earlier, he was the Director of Planning and Allocation of Value City Department Stores, Inc. between May 1998 and February 1997. He was the Executive Vice President - Planning and Allocation of Lane Bryant, Inc., a women's apparel retail chain, from January 1997 to before 1996.

Fredric E. Stern, age 52, has been Vice President - Controller of United Retail Incorporated since before 1996.

The term of office of the Company's executive officers will expire immediately after the 2001 annual meeting of stockholders of United Retail Group, Inc.


Item 11.   Executive Compensation.

The section captioned "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The sections captioned "Security Ownership of Principal Stockholders" and "Security Ownership of Management" in the 2001 Proxy Statement are incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The sections captioned "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement are incorporated herein by reference.


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following exhibits are filed herewith:

      Number           Description

      10.1*            Promissory note, dated November 17,
                       2000, from Raphael Benaroya to the
                       Corporation
      10.2             Consent of Independent Accountants for
                       the Corporation

      The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 28, 2000 are incorporated herein by reference:

      Number in Filing        Description

      10.1* Amendment, dated August 18, 2000, to Employment Agreement, dated November
                              20, 1998, between the Corporation and
                              Raphael Benaroya
      10.2* Amendment, dated August 18, 2000, to Employment Agreement, dated November
                              20, 1998, between the Corporation and
                              Kenneth P. Carroll
      10.3 Amendment, dated October 15, 2000, to Right of First Refusal Agreement, dated as of September 17, 1999, between the Corporation and Limited Direct Associates, L.P.
                              ("LDA")
      10.4                    Amendment, dated October 15, 2000, to
                              Right of First Refusal Agreement,
                              dated as of September 17, 1999,
                              between the Corporation and The
                              Limited, Inc./Intimate Brands, Inc.
                              Foundation ("Foundation")

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

      The following exhibits to the Corporation's Current Report on Form 8-K, filed September 23, 1999, are incorporated herein by reference:

      Number in Filing        Description

      3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock
      10.1.1 Right of First Refusal Agreement, dated as of September 17, 1999, between the Corporation and LDA
      10.1.2 Right of First Refusal Agreement, dated as of September 17, 1999, between the Corporation and Foundation

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

--------------------
       *A compensatory plan for the benefit of the Corporation's management or a management contract.
      (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended February 3, 2001.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)           UNITED RETAIL GROUP, INC.
                 ----------------------------------------

Date:   March 15, 2001               By: /s/Raphael Benaroya
                                         -----------------------
                                         Raphael Benaroya,
                                         Chairman of the Board,
                                         President and Chief Executive Officer


                             POWER OF ATTORNEY

      KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below except Jon Grossman constitutes and appoints RAPHAEL BENAROYA and GEORGE R. REMETA, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in his capacity as a Director of United Retail Group, Inc., to sign any or all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                         Date
---------                    -----                         ----


/s/ Raphael Benaroya
----------------------
Raphael Benaroya             Chairman of the Board,        March 15, 2001
Principal Executive Officer  President, Chief Executive
                             Officer and Director


/s/ George R. Remeta
----------------------
George R. Remeta             Vice Chairman,                March 15, 2001
Principal Financial Officer  Chief Administrative
                             Officer, Secretary and
                             Director


/s/ Jon Grossman
-----------------------
Jon Grossman                 Vice President - Finance      March 15, 2001
Principal Accounting
Officer


/s/ Joseph A. Alutto
---------------------
Joseph A. Alutto             Director                      March 15, 2001


/s/ Russell Berrie
---------------------
Russell Berrie               Director                      March 15, 2001


---------------------
Joseph Ciechanover           Director                      March   , 2001


/s/ Michael Goldstein
---------------------
Michael Goldstein            Director                      March 15, 2001


/s/ Ilan Kaufthal
---------------------
Ilan Kaufthal                Director                      March 15, 2001


---------------------
Vincent P. Langone           Director                      March   , 2001

/s/ Richard W. Rubenstein
-------------------------
Richard W. Rubenstein        Director                      March 15, 2001



UNITED RETAIL GROUP, INC.      EXHIBIT INDEX

The following exhibits are filed herewith:

      Number                  Description

      10.1*                   Promissory note, dated November 17,
                              2000, from Raphael Benaroya to the
                              Corporation
      10.2                    Consent of Independent Accountants for the
                              Corporation

      The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 28, 2000 are incorporated herein by reference:

      Number in Filing        Description

      10.1* Amendment, dated August 18, 2000, to Employment Agreement, dated November
                              20, 1998, between the Corporation and
                              Raphael Benaroya
      10.2* Amendment, dated August 18, 2000, to Employment Agreement, dated November
                              20, 1998, between the Corporation and
                              Kenneth P. Carroll
      10.3 Amendment, dated October 15, 2000, to Right of First Refusal Agreement, dated as of September 17, 1999, between the Corporation and Limited Direct Associates, L.P.
                              ("LDA")
      10.4                    Amendment, dated October 15, 2000, to
                              Right of First Refusal Agreement,
                              dated as of September 17, 1999,
                              between the Corporation and The
                              Limited, Inc./Intimate Brands, Inc.
                              Foundation ("Foundation")

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

      The following exhibits to the Corporation's Current Report on Form 8-K, filed September 23, 1999, are incorporated herein by reference:

      Number in Filing        Description

      3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock
      10.1.1 Right of First Refusal Agreement, dated as of September 17, 1999, between the Corporation and LDA
      10.1.2 Right of First Refusal Agreement, dated as of September 17, 1999, between the Corporation and Foundation

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

--------------------
   * A compensatory plan for the benefit of the Corporation's management or a management contact.