Form 10-Q
period 2001-05-05
UNITED RETAIL GROUP INC/DE
filed 2001-06-04
CIK 881905

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number  00019774
                        --------


                         United Retail Group, Inc.
           (Exact name of registrant as specified in its charter)


         Delaware                                            51 0303670
--------------------------------                         -------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification No.)


365 West Passaic Street, Rochelle Park, NJ                      07662
------------------------------------------               ---------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (201)  845-0880
                                                    ---------------


--------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if
                        changed since last report)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "1934 Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  YES _ X__         NO ____


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

         As of May 5, 2001, 13,258,633 units, each consisting of one share of the registrant's common stock, $.001 par value per share, and one stock purchase right, were outstanding. The units are referred to herein as "shares."



                       PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

         UNITED RETAIL GROUP, INC. AND SUBSIDIARIES


                                                                   CONSOLIDATED
                                                                   BALANCE SHEETS

                             (dollars in thousands)

                                                                        May 5,               February 3,             April 29,
                                                                         2001                   2001                    2000

                                                 ASSETS               (Unaudited)                                   (Unaudited)

Current assets:
   Cash and cash equivalents                                            $34,702                $36,781                 $38,431
   Accounts receivable                                                    2,902                  2,573                   2,355
   Inventory                                                             67,029                 59,002                  63,166
   Prepaid rents                                                          4,594                  4,425                   4,063
   Deferred income taxes                                                      -                      -                   1,450
   Other prepaid expenses                                                 3,551                  3,555                   3,084
      Total current assets                                              112,778                106,336                 112,549

Property and equipment, net                                              80,700                 77,651                  67,469
Deferred charges and other intangible assets,
  net of accumulated amortization of $2,762, $2,656
  and $2,603                                                              6,955                  6,786                   6,973
Deferred income taxes                                                       838                    589                       -
Other assets                                                                245                    268                     383
    Total assets                                                       $201,516               $191,630                $187,374

                                                 LIABILITIES
Current liabilities:
  Current portion of distribution center financing                       $1,345                 $1,367                  $1,252
  Accounts payable and other                                             36,483                 32,746                  28,945
  Accrued expenses                                                       25,923                 22,373                  22,537
  Deferred income taxes                                                     419                    283                       -
    Total current liabilities                                            64,170                 56,769                  52,734


Distribution center financing                                             6,277                  6,616                   7,622
Other long-term liabilities                                               6,203                  6,449                   6,276
    Total liabilities                                                    76,650                 69,834                  66,632

                                                 STOCKHOLDERS EQUITY

Preferred stock, $.001 par value; authorized 1,000,000 shares; none issued
   Series A junior participating preferred stock, $.001 par value;
   authorized 150,000; none issued
Common stock, $.001 par value; authorized 30,000,000 shares; issued
   14,231,000; 14,231,000; 14,214,400 shares; outstanding 13,258,633;
   13,268,633; 13,313,033 shares                                             14                     14                      14
Additional paid-in capital                                               80,292                 80,269                  80,220
Retained earnings                                                        48,836                 45,703                  44,391
Treasury stock (972,367; 962,367; 901,367
   shares) at cost                                                       (4,276)                (4,190)                 (3,883)
    Total stockholders' equity                                          124,866                121,796                 120,742
    Total liabilities and stockholders' equity                         $201,516               $191,630                $187,374

The accompanying notes are an integral part of the Consolidated Financial Statements


     UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME

     (dollars in thousands, except per share amounts)
                        (Unaudited)

                                         Thirteen Weeks
                                              Ended

                                      May 5,                  April 29,
                                       2001                     2000

Net sales                           $108,877                  $99,479

Cost of goods
  sold, including
  buying and
  occupancy costs                     80,515                   73,667

   Gross profit                       28,362                   25,812

General,
  administrative and
  store operating
  expenses                            23,559                   21,300

   Operating income                    4,803                    4,512

Interest income, net                     194                      303

Income before income taxes             4,997                    4,815

Provision for income taxes             1,864                    1,907

   Net income                         $3,133                   $2,908

Net income per share
  Basic                                $0.24                    $0.22
  Diluted                              $0.23                    $0.21

     Weighted average number
     of shares outstanding

     Basic                        13,264,677               13,301,755

     Common stock
     equivalents                     143,930                  428,349
     (stock options)
     Diluted                      13,408,607               13,730,104







The accompanying notes are an integral part of the Consolidated Financial Statements.


                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)
                                                                     Thirteen
                                                                   Weeks Ended
                                                                      May 5,                  April 29,
                                                                       2001                     2000
Cash Flows From Operating Activities:
    Net income                                                         $3,133                   $2,908
Adjustments to reconcile net income to net cash provided from
   (used in)operating activities:
    Depreciation and amortization of property and equipment             2,589                    2,055
    Amortization of deferred charges and other
      intangible assets                                                   111                      122
    Loss on disposal of assets                                              -                      206
    Deferred compensation                                                  78                       78
    (Provision for) benefit from deferred income taxes                   (113)                     308
    Deferred lease assumption revenue amortization                        (81)                     (90)
Changes in operating assets and liabilities:
    Accounts receivable                                                  (329)                  (1,209)
    Income taxes                                                        1,938                    1,485
    Inventory                                                          (8,027)                  (7,843)
    Accounts payable and accrued expenses                               4,342                    2,263
    Prepaid expenses                                                     (165)                    (882)
    Other assets and liabilities                                         (503)                      99
Net Cash Provided from (Used in) Operating Activities                   2,973                     (500)

Investing Activities:
    Capital expenditures                                               (5,638)                  (6,428)
    Deferred payment for property and equipment                         1,088                      435

Net Cash Used for Investing Activities                                 (4,550)                  (5,993)

Financing Activities:
    Repayments of long-term debt                                         (361)                    (298)
    Issuance of loans to officers                                         (55)                     (36)
    Treasury stock acquired                                               (86)                       -
    Proceeds from exercise of stock options                                 -                      105
    Tax benefits from exercise of stock options                             -                       17
    Other                                                                   -                      (87)

Net Cash Used in Financing Activities                                    (502)                    (299)

Net decrease in cash and cash equivalents                              (2,079)                  (6,792)
Cash and cash equivalents, beginning of period                         36,781                   45,223
Cash and cash equivalents, end of period                              $34,702                  $38,431









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

        The consolidated financial statements as of and for the thirteen weeks ended May 5, 2001 and April 29, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2000 Annual Report and 2000 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

        Options to purchase shares of common stock which were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:

                                                   Thirteen Weeks Ended
                                              --------------------------------
                                                  May 5,          April 29,
                                                   2001             2000

Options                                          452,000          123,000
Range of option prices per share             $7.56 -  $15.13    $9.91 -  $26.75


3.      Financing Arrangements

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

        At May 5, 2001, the combined availability of the Companies was $16.0 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $24.0 million and no loan had been drawn down. The Company's cash on hand was unrestricted.




4.      Income Taxes

        The provision for income taxes consists of (dollars in thousands):

                                     Thirteen Weeks Ended
                                   -------------------------
                                       May 5,         April 29,
                                       2001              2000
                                  --------------    -------------

Currently payable:
        Federal                       $1,818            $1,454
        State                            159               145
                                       ------           ------
                                       1,977             1,599
                                       ------           ------

Deferred:
        Federal                          (93)              147
        State                            (20)              161
                                       ------           ------
                                        (113)              308
                                       ------           ------

                                      $1,864            $1,907
                                      =======           =======


        Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                                    Thirteen Weeks Ended
                                      -----------------------------------------
                                         May 5, 2001            April 29,
                                      -----------------        -------------
2000

Tax at Federal rate                  $  1,749     35.0%        $  1,685   35.0%
State income taxes, net of
 Federal benefit                           90      1.8%             199    4.1%
Goodwill amortization                      18      0.4%              18    0.4%
Other                                       7      0.1%               5    0.1%
                                     --------   --------       --------  ------


                                     $  1,864     37.3%        $  1,907   39.6%
                                     ========   ========       ========  ======



     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of May 5, 2001 are as follows (dollars in thousands):

         Net long-term asset:
                  Accruals and reserves                    $2,696
                  State NOL's                               1,080
                  Compensation                                354
                  Depreciation                             (3,292)
                                                           -------
                                                             $838

         Net current liability:
                  Prepaid rent                             $1,701
                  State NOL's                                (280)
                  Accruals and reserves                      (434)
                  Inventory                                  (568)
                                                           -------
                                                             $419

                  Net deferred tax asset                    $ 419
                                                           =======

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

5.      Advances To Officers

     Advances were made by the Company in February, 1998 and February, 1999 in the amounts of $1.6 million and $0.1 million to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with the exercise of stock options. These advances and their related interest were refinanced as part of an issuance of a replacement note in November 1999 which aggregated $2.4 million, which includes an additional advance of $0.7 million. The additional advance financed the payment of income taxes incurred in connection with the excercise of additional stock options and paid interest accrued on the note that was refinanced. The replacement note has a term of four years subject to acceleration under certain circumstances and to call by the Company after two years with respect to half of the principal amount. Payment of the advances to Mr. Benaroya is secured by a pledge of 899,719 shares of the Company's Common Stock, equivalent to the shares issued upon the option exercises. The replacement note is a full recourse obligation of the borrower. The first payment of interest on the replacement note was made in November 2000 by the issuance of another note in the amount of $0.2 million with a term of one year. Future interest on both notes is payable annually in cash at the prime rate.


6.      Stock Appreciation Rights Plan

        Commencing May 2000, each nonmanagement Director received an annual award under the Company's Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted at the same time under the Company's 1999 Stock Option Plan. The payment will be an amount equivalent to the equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the exercise price paid by the Director.


7.      Segment Information

        The Company operates its business in two reportable segments:
Avenue Retail and Shop @ Home (see Management's Discussion and Analysis of Financial Condition and Results of Operations for an overview of the Company's business). The Company's reportable segments represent channels of distribution that offer similar merchandise, service, marketing and distribution strategies. In deciding how to allocate resources and assess performance, the Company regularly evaluates the performance of its operating segments on the basis of net sales and earnings from operations.

        Certain information relating to the Company's reportable operating segments is set forth below (dollars in thousands):

                                       Thirteen Weeks Ended
                                     -------------------------
                                       May 5,         April 29,
                                       2001              2000
                                  --------------    -------------

Net sales:
        Avenue Retail               $105,021           $98,175
        Shop @ Home                    3,856             1,304
                                     -------           -------
                                    $108,877           $99,479
                                    ========           =======

Earnings from operations*:
        Avenue Retail                 $8,844            $8,106
        Shop @ Home                   (2,065)             (998)
                                     -------            ------
                                      $6,779            $7,108
                                    ========            =======

        * Represents earnings from operations before unallocated corporate expenses and net interest income.

        The Company evaluates the performance of its assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

        The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated income before income taxes (dollars in thousands):

                                        Thirteen Weeks Ended
                                      -------------------------
                                       May 5,         April 29,
                                        2001              2000
                                    --------------    -------------

Earnings from operations
   reportable segments                  $6,779            $7,108

Unallocated
      corporate expenses                (1,976)           (2,596)

Interest income, net                       194               303
                                        ------             ------

Income before
    income taxes                        $4,997            $4,815
                                        ======            ======



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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Fiscal 2001 Versus First Quarter Fiscal 2000

Net sales for the first quarter of fiscal 2001 increased 9.4% from the first quarter of fiscal 2000, to $108.9 million from $99.5 million, principally from an increase in average price. Comparable store sales for the first quarter of fiscal 2001 increased 1.8%. Average stores open increased from 500 to 527. Sales in channels of distribution other than retail stores ("shop@home sales") were $3.9 million in the first quarter of fiscal 2001 compared with $1.3 million in the first quarter of fiscal 2000.

Gross profit was $28.4 million in the first quarter of fiscal 2001 compared with $25.8 million in the first quarter of fiscal 2000, increasing as a percentage of net sales to 26.0% from 25.9%. The increase in gross profit as a percentage of net sales was attributable primarily to higher margins partially offset by higher direct marketing expenses, including direct marketing for shop @ home activities.

General, administrative and store operating expenses increased to $23.6 million in the first quarter of fiscal 2001 from $21.3 million in the first quarter of fiscal 2000, principally as a result of an increase in shop @ home expense, including shipping and handling expense. As a percentage of net sales, general, administrative and store operating expenses increased to 21.6% from 21.4%.

During the first quarter of fiscal 2001, operating income was $4.8 million compared with $4.5 million in the first quarter of fiscal 2000. Operating income arose from retail store sales and shop@home sales. During the first quarter of fiscal 2001, income (loss) from operations before unallocated corporate expenses was $8.8 million from retail store sales and ($2.1 million) from shop@home sales compared with $8.1 million from retail store sales and ($1.0 million) from shop@home sales during the first quarter of fiscal 2000.

Net interest income was $0.2 million in the first quarter of fiscal 2001 and $0.3 million in the first quarter of fiscal 2000, primarily as a result of lower balances and lower interest rates.

The Company had a provision for income taxes of $1.9 million in the first quarter of both fiscal 2001 and fiscal 2000.

The Company had net income of $3.1 million in the first quarter of fiscal 2001 and of $2.9 million in the first quarter of fiscal 2000.


Liquidity and Capital Resources

Net cash provided from operating activities in the first quarter of fiscal 2001 was $3.0 million.

The Company's cash and cash equivalents decreased to $34.7 million at May 5, 2001 from $38.4 million at April 29, 2000 and $36.8 million at February 3, 2001. Property and equipment, net increased to $80.7 million at May 5, 2001 from $67.5 million at April 29, 2000 and $77.7 million at February 3, 2001, primarily from constructing new stores and remodeling existing stores.

Inventory increased to $67.0 million at May 5, 2001 from $63.2 million at April 29, 2000 and $59.0 million at February 3, 2001 to build inventories for the AVENUE shop @ home business and as a result of a higher store count. During fiscal 2000, the highest inventory level was $69.9 million.

Accounts payable increased to $36.5 million at May 5, 2001 from $28.9 million at April 29, 2000 and $32.7 million at February 3, 2001, principally as a result of a change in vendor payment terms.

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

United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of May 5, 2001, letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $24.0 million.

Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At May 5, 2001, the combined availability of the Companies was $16 million; the Pledged Account had a zero balance; the Companies' cash on hand was unrestricted; and no loan had been drawn down.)

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

At May 5, 2001, the principal amount of the long term indebtedness secured by liens on the Company's national distribution center real estate and material handling equipment had been paid down from an original amount of $15.0 million to $7.6 million.

The Company believes that its cash on hand, the availability of short-term trade credit and of credit under the Financing Agreement on a revolving basis, the possibility of refinancing the national distribution center and material handling equipment and cash flows from future operating activities will be adequate for the next 12 months to meet its cash requirements, including (i) anticipated working capital needs, including seasonal inventory financing, (ii) the cost of distributing catalogs and marketing its Internet selling sites and (iii) store construction costs. This paragraph constitutes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the captions "Corporate Acquisition Review" and "Future Results."

Store Expansion

The Company leased 534 stores at May 5, 2001, of which 373 stores were located in strip shopping centers, 140 stores were located in malls and 21 stores were located in downtown shopping districts. Total retail square footage was 2.2 million square feet at May 5, 2001 and 2.1 million square feet a year earlier. In the first quarter of fiscal 2001, the Company opened 13 new stores with an average of 4,700 square feet of retail selling space and closed two smaller stores.

The Company plans to lease and open approximately 50 new stores during fiscal 2001. See, "Liquidity and Capital Resources." Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. During fiscal 2001, the Company plans to close approximately 20 to 25 stores, the term of whose leases shall have expired. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the captions "Corporate Acquisition Review" and "Future Results".

Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization related principally to assets in stores and were approximately $9.2 million in fiscal 2000 and $2.6 million in the first quarter of fiscal 2001.

Shop @ Home

The Company has entered an additional channel of distribution for its merchandise, Internet and catalog (collectively, "shop @ home") sales, to seek to expand its customer base and to attract more business, both online and in-store, from its existing customers.

The Company has mailed catalogs and operated an Internet site
(www.cloudwalkers.com) for the sale of its CLOUDWALKERS.COM brand women's shoes since the third quarter of fiscal 1999. The Company has mailed catalogs for AVENUE brand merchandise since September 2000. The Company has operated an Internet site (www.avenue.com) for the sale of its AVENUE brand merchandise since November 2000.

Fulfillment of shop @ home sales has been outsourced.

The Company's shop @ home activities will not require material long term financial commitments to be made in fiscal 2001.

There is no assurance of gross profit on shop @ home sales.

Corporate Acquisition Reviews

As a matter of routine, the Company has conducted "due diligence" reviews of businesses that are either for sale as a going concern or are in liquidation. From time to time, the Company has purchased assets being liquidated. It has not acquired a going concern but it would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available. Expenses incurred in connection with such "due diligence" reviews may be material.

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

Future Results

The Company cautions that any forward-looking statements (as such term is defined in the Reform Act) contained in this Report on Form 10-Q (this "Report") or otherwise made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, could affect the Company's actual results and could cause actual results for the remainder of 2001 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; political instability; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the ability of the Company's manufacturers to deliver products in a timely manner; risks associated with foreign sources of production; postal rate increases; increases in paper and printing costs; and availability of suitable store locations on appropriate terms.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         The 2001 Stock Option Plan set forth as the appendix to the Corporation's proxy statement on Schedule 14A for its 2001 annual meeting of stockholders is incorporated herein by reference.*

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 3, 2001 are incorporated herein by reference.

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

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

         Number in Filing        Description

         10.1 Amendment, dated October 6, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT

         The promissory note, dated November 18, 1999, from Raphael Benaroya to the Corporation filed as the exhibit to Mr. Benaroya's Schedule 13D, dated November 18, 1999, is incorporated herein by reference.*

         The following exhibits to the Corporation's Current Report on Form 8-K, filed September 23, 1999, are incorporated herein by reference:

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

         (b) No current reports on Form 8-K were filed by the Corporation during the fiscal quarter ended May 5, 2001.


                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)        UNITED RETAIL GROUP, INC.
             -------------------------------------------------------------

                  By:  /s/ GEORGE R. REMETA
                       ----------------------------------------------------
                       George R. Remeta, Vice Chairman of the Board and Chief Administrative Officer - Authorized Signatory

                  By:  /s/ JON GROSSMAN
                       ----------------------------------------------------
                       Jon Grossman, Vice President - Finance and Chief Accounting Officer

Date: June 4, 2001



                               EXHIBIT INDEX

ITEM 14.  EXHIBITS.

         The 2001 Stock Option Plan set forth as the appendix to the Corporation's proxy statement on Schedule 14A for its 2001 annual meeting of stockholders is incorporated herein by reference.*

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 3, 2001 are incorporated herein by reference.

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

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

         Number in Filing           Description

         10.1 Amendment, dated October 6, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT

         The promissory note, dated November 18, 1999, from Raphael Benaroya to the Corporation filed as the exhibit to Mr. Benaroya's Schedule 13D, dated November 18, 1999, is incorporated herein by reference.*

         The following exhibits to the Corporation's Current Report on Form 8-K, filed September 23, 1999, are incorporated herein by reference:

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