Form 10-Q
period 2001-08-04
UNITED RETAIL GROUP INC/DE
filed 2001-08-28
CIK 881905

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number  00019774
                        ---------------------------------------------------

                           United Retail Group, Inc.
       -------------------------------------------------------------------
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
YES  X         NO
   -----         ------


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

         As of August 4, 2001, 13,263,633 units, each consisting of one share of the registrant's common stock, $.001 par value per share, and one stock purchase right, were outstanding. The units are referred to herein as "shares."


                      PART I - FINANCIAL INFORMATION



Item 1. FINANCIAL STATEMENTS                        UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                                           CONSOLIDATED BALANCE SHEETS
                                                              (dollars in thousands)

                                                                August 4,           February 3,           July 29,
                                                                  2001                  2001                2000
                                                           --------------------    ---------------      -------------
                                           ASSETS              (Unaudited)                              (Unaudited)
Current assets:
   Cash and cash equivalents                                           $37,873            $36,781            $54,819
   Accounts receivable                                                   1,959              2,573              1,405
   Inventory                                                            56,463             59,002             49,346
   Prepaid rents                                                         4,719              4,425              4,134
   Deferred income taxes                                                     -                  -              1,671
   Other prepaid expenses                                                3,839              3,555              4,106
                                                           --------------------    ---------------      -------------
      Total current assets                                             104,853            106,336            115,481

Property and equipment, net                                             82,053             77,651             68,492
Deferred charges and other intangible assets,
  net of accumulated amortization of $2,868, $2,656
  and $2,720                                                             7,339              6,786              6,861
Deferred income taxes                                                    1,078                589                  -
Other assets                                                               249                268                335
                                                           --------------------    ---------------      -------------
    Total assets                                                      $195,572           $191,630           $191,169
                                                           ====================    ===============      =============

                                          LIABILITIES
Current liabilities:
  Current portion of distribution center financing                      $1,449             $1,367             $1,277
  Accounts payable and other                                            33,567             32,746             31,978
  Accrued expenses                                                      23,212             22,373             22,325
  Deferred income taxes                                                     32                283                  -
                                                           --------------------    ---------------      -------------
    Total current liabilities                                           58,260             56,769             55,580

Distribution center financing                                            5,913              6,616              7,293
Other long-term liabilities                                              6,267              6,449              6,300
                                                           --------------------    ---------------      -------------
    Total liabilities                                                   70,440             69,834             69,173
                                                           --------------------    ---------------      -------------

                                    STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
   1,000,000; none issued
   Series A junior participating preferred stock,
   $.001 par value; authorized 150,000; none issued
Common stock, $.001 par value; authorized                                   14                 14                 14
   30,000,000; issued (14,236,000; 14,231,000
   and 14,215,400); outstanding (13,263,633;
   13,268,633 and 13,314,033)
Additional paid-in capital                                              80,351             80,269             80,217
Retained earnings                                                       49,043             45,703             45,648
Treasury stock (972,367; 962,367 and 901,367
   shares) at cost                                                      (4,276)            (4,190)            (3,883)
                                                           --------------------    ---------------      -------------
    Total stockholders' equity                                         125,132            121,796            121,996
                                                           --------------------    ---------------      -------------
    Total liabilities and stockholders' equity                        $195,572           $191,630           $191,169
                                                           ====================    ===============      =============


The accompanying notes are an integral part of the Consolidated Financial Statements.




                                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (dollars in thousands, except per share amounts)
                                                (Unaudited)


                                            Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                        ----------------------------            -----------------------

                                         August 4,          July 29,          August 4,          July 29,
                                            2001              2000              2001               2000
                                        -------------     --------------    --------------     --------------
Net sales                                   $107,272           $108,620          $216,149           $208,099

Cost of goods sold, including
  buying and occupancy costs                  82,082             84,991           162,597            158,658
                                        -------------     --------------    --------------     --------------

   Gross profit                               25,190             23,629            53,552             49,441

General, administrative and
  store operating expenses                    25,063             22,180            48,622             43,480
                                        -------------     --------------    --------------     --------------

   Operating income                              127              1,449             4,930              5,961

Interest income, net                             214                574               408                877
                                        -------------     --------------    --------------     --------------

Income before income taxes                       341              2,023             5,338              6,838

Provision for income taxes                       134                766             1,998              2,673
                                        -------------     --------------    --------------     --------------

   Net income                                   $207             $1,257            $3,340             $4,165
                                        =============     ==============    ==============     ==============

Net income per share
  Basic                                        $0.02              $0.09             $0.25              $0.31
  Diluted                                      $0.02              $0.09             $0.25              $0.31
                                        =============     ==============    ==============     ==============

Weighted average number of
   shares outstanding
       Basic                              13,272,787         13,313,209        13,263,732         13,307,482
       Common stock equivalents
                (stock options)              359,230            250,844           267,826            341,393
                                        -------------     --------------    --------------     --------------
       Diluted                            13,632,017         13,564,053        13,531,558         13,648,875
                                        =============     ==============    ==============     ==============



The accompanying notes are an integral part of the Consolidated Financial Statements.








                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                (Unaudited)
                           Twenty-Six Weeks Ended
                                                                        --------------------------
                                                                        August 4,         July 29,
                                                                          2001              2000
                                                                     ----------------  ----------------
Cash Flows From Operating Activities:
    Net income                                                             $3,340            $4,165
Adjustments to reconcile net income to net cash provided
from operating
  activities:
    Depreciation and amortization of property and equipment                 5,247             4,389
    Amortization of deferred charges and other
      intangible assets                                                       224               246
    Loss on disposal of assets                                                 71               298
    Compensation expense                                                      166               156
    Deferred income taxes                                                    (740)               87
    Deferred lease assumption revenue amortization                           (157)             (180)
    Tax benefit from exercise of stock options                                  -                17
Changes in operating assets and liabilities:
    Accounts receivable                                                       614              (259)
    Income taxes                                                            3,499             1,352
    Inventory                                                               2,539             5,977
    Accounts payable and accrued expenses                                  (1,544)            5,689
    Prepaid expenses                                                         (578)           (1,975)
    Other                                                                    (940)              159
                                                                     -------------  ----------------
Net Cash Provided From Operating Activities                                11,741            20,121
                                                                     -------------  ----------------

Investing Activities:
    Capital expenditures                                                   (9,720)           (9,877)
    Deferred payment for property and equipment                              (148)               53
                                                                     -------------  ----------------

Net Cash Used In Investing Activities                                      (9,868)           (9,824)
                                                                     -------------  ----------------

Financing Activities:
    Repayments of long-term debt                                             (621)             (602)
    Issuance of loans to officers                                            (100)              (91)
    Treasury stock acquired                                                   (86)                -
    Proceeds from exercise of stock options                                    26               107
    Other                                                                       -              (115)
                                                                     -------------  ----------------

Net Cash Used In Financing Activities                                        (781)             (701)
                                                                     -------------  ----------------

Net increase in cash and cash equivalents                                   1,092             9,596
Cash and cash equivalents, beginning of period                             36,781            45,223
                                                                     -------------  ----------------
Cash and cash equivalents, end of period                                  $37,873           $54,819
                                                                     =============  ================


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

       The consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2000 Annual Report and 2000 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

       Certain prior year balances have been reclassified to conform to the current year presentation.


2.     Net Income Per Share
       --------------------

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

       Options to purchase shares of common stock which were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:

                                 Thirten Weeks Ended                      Twenty-Six Weeks Ended
                            --------------------------------         --------------------------------
                               August 4,         July 29,               August 4,         July 29,
                                 2001              2000                   2001              2000
                            --------------    --------------         --------------    --------------
Options                         542,500           420,072                 832,572           193,500
Range of option
  prices per share          $9.13 - $15.13    $7.75 - $15.13          $7.56 - $15.13    $9.75 - $15.13



3.      Financing Arrangements
        ----------------------

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

       The Financing Agreement also includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to, among other things, making certain investments, declaring or paying dividends, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business

       At August 4, 2001, the combined availability of the Companies was $17.0 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $23.0 million and no loan had been drawn down. The Company's cash on hand was unrestricted.


4.     Income Taxes
       ------------

       The provision for income taxes consists of (dollars in thousands):


                                 Thirten Weeks Ended                      Twenty-Six Weeks Ended
                            --------------------------------         --------------------------------
                               August 4,         July 29,               August 4,         July 29,
                                 2001              2000                   2001              2000
                            --------------    --------------         --------------    --------------
Currently payable:
        Federal                  $665              $853                 $2,483             $2,307
        State                      96               134                    255                279
                                 ----              ----                 ------             ------
                                  761               987                  2,738              2,586
                                 ----              ----                 ------             ------

Deferred:
        Federal                  (516)             (140)                  (609)                 7
        State                    (111)              (81)                  (131)                80
                                 ----              ----                 ------             ------
                                 (627)             (221)                  (740)                87
                                 ----              ----                 ------             ------
                                 $134              $766                 $1,998             $2,673
                                 ====              ====                 ======             ======


       Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                             Thirteen Weeks Ended
                                ----------------------------------------------

                                    August 4, 2001            July 29, 2000
                                --------------------        ------------------

Tax at Federal rate               $119       35.0%            $708       35.0%
State income taxes, net
  of federal benefit                (9)      (2.7%)             35        1.7%
Goodwill amortization               18        5.3%              18        0.9%
Other                                6        1.7%               5        0.3%
                                ------       -----          ------      ------

                                $  134       39.3%          $  766       37.9%
                                ======       =====          ======       =====






                                            Twenty-Six Weeks Ended
                                ----------------------------------------------

                                    August 4, 2001            July 29, 2000
                                --------------------      --------------------

Tax at Federal rate             $1,868      35.0%         $ 2,393     35.0%
State income taxes, net
 of federal benefit                 81       1.5%             234      3.4%
Goodwill amortization               36       0.7%              36      0.5%
Other                               13       0.2%              10      0.2%
                                ------      -----          ------     -----

                                $1,998      37.4%          $2,673     39.1%
                                ======      =====          ======     =====



       The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of August 4, 2001 are as follows (dollars in thousands):

         Net long-term asset:
                  Accruals and reserves                    $ 2,829
                  State NOL's                                1,080
                  Compensation                                 388
                  Depreciation                              (3,219)
                                                           -------
                                                           $ 1,078
                                                           =======
         Net current liability:
                  Prepaid rent                             $ 1,701
                  State NOL's                                 (280)
                  Accruals and reserves                       (457)
                  Inventory                                   (932)
                                                           -------
                                                           $    32
                                                           =======

                  Net deferred tax asset                   $ 1,046
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


6.     Stock Appreciation Rights Plan
       ------------------------------

       Commencing May 2000, each nonmanagement Director received an annual award under the Company's Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted at the same time under the Company's 1999 Stock Option Plan. The payment will be an amount equivalent to the equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the sum of the exercise price paid by the Director and any personal income tax withholding on the gain arising from the exercise.


7.     Segment Information
       -------------------

       The Company operates its business in two reportable segments: Avenue Retail and Shop @ Home (see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Quarterly Report on the Form 10-Q for the period ended August 4, 2001). In deciding how to allocate resources and assess performance, the Company regularly evaluates the performance of its operating segments on the basis of net sales and earnings from operations.

       Certain information relating to the Company's reportable operating segments is set forth below (dollars in thousands):



                                 Thirten Weeks Ended                      Twenty-Six Weeks Ended
                            --------------------------------         --------------------------------
                               August 4,         July 29,               August 4,         July 29,
                                 2001              2000                   2001              2000
                            --------------    --------------         --------------    --------------
Net sales:
        Avenue Retail          $103,790          $106,848              $208,811           $205,023
        Shop @ Home               3,482             1,772                 7,338              3,076
                               --------          --------              --------           --------

                               $107,272          $108,620              $216,149           $208,099
                               ========          ========              ========           ========

Earnings from operations*:
        Avenue Retail          $  4,382          $  5,742              $ 13,226           $ 13,848
        Shop @ Home              (1,259)           (1,400)               (3,324)            (2,398)
                               --------          --------              --------           --------

                               $  3,123          $  4,342              $  9,902           $ 11,450
                               ========          ========              =========          ========

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




       The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated income before income taxes (dollars in thousands):

                                 Thirten Weeks Ended                      Twenty-Six Weeks Ended
                            --------------------------------         --------------------------------
                               August 4,         July 29,               August 4,         July 29,
                                 2001              2000                   2001              2000
                            --------------    --------------         --------------    --------------
Earnings from operations
  for reportable segments      $3,123            $4,342                  $9,902            $11,450

Unallocated
  corporate expenses           (2,996)           (2,893)                 (4,972)            (5,489)

Interest income, net              214               574                     408                877
                               ------            ------                  ------             ------

Income before
  income taxes                 $  341            $2,023                  $5,338             $6,838
                               ======            ======                  ======             ======



8.     New Accounting Pronouncements
       -----------------------------

       The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") #141 "Business Combinations" and #142 "Goodwill and Other Intangibles". The Company will adopt SFAS #141 and SFAS #142 in the first quarter of fiscal 2002. The Company is currently evaluating the impact, if any, on the financial statements in fiscal 2002.

9.      Contingencies
        -------------

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter Fiscal 2001 Versus Second Quarter Fiscal 2000

Net sales for the second quarter of fiscal 2001 decreased 1.2% from the second quarter of fiscal 2000, to $107.3 million from $108.6 million, principally from a decrease in unit volume. Comparable store sales for the second quarter of fiscal 2001 decreased 8.1%. Average stores open increased from 506 to 538. Sales in channels of distribution other than retail stores ("shop@home sales") were $3.5 million in the second quarter of fiscal 2001 compared with $1.8 million in the second quarter of fiscal 2000.

Gross profit was $25.2 million in the second quarter of fiscal 2001 compared with $23.6 million in the second quarter of fiscal 2000, increasing as a percentage of net sales to 23.5% from 21.8%. The increase in gross profit as a percentage of net sales was attributable primarily to higher margins. Gross profit in the future is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

General, administrative and store operating expenses increased to $25.1 million in the second quarter of fiscal 2001 from $22.2 million in the second quarter of fiscal 2000, principally as a result of an increase in store payroll and shop @ home expense, including shipping and handling expense. As a percentage of net sales, general, administrative and store operating expenses increased to 23.4% from 20.4%.

During the second quarter of fiscal 2001, operating income was $0.1 million compared with $1.4 million in the second quarter of fiscal 2000. Operating income reflects the results of two business segments, retail store sales and shop@home sales. During the second quarter of fiscal 2001, income
(loss) from operations before unallocated corporate expenses was $4.4 million from retail store sales and ($1.3 million) from shop@home sales compared with $5.7 million from retail store sales and ($1.4 million) from shop@home sales during the second quarter of fiscal 2000.

Net interest income was $0.2 million in the second quarter of fiscal 2001 and $0.6 million in the second quarter of fiscal 2000, as a result of lower balances and lower interest rates.

The Company had a provision for income taxes of $0.1 million in the second quarter of fiscal 2001 and $0.8 million in the second quarter of fiscal 2000.

The Company had net income of $0.2 million in the second quarter of fiscal 2001 and of $1.3 million in the second quarter of fiscal 2000.

First Half Fiscal 2001 Versus First Half Fiscal 2000

Net sales for the first half of fiscal 2001 increased 3.9% from the first half of fiscal 2000, to $216.1 million from $208.1 million, principally from an increase in average price. Comparable store sales for the first half of fiscal 2001 decreased 3.4%. Average stores open increased from 503 to 532. Shop@home sales were $7.3 million in the first half of fiscal 2001 compared with $3.1 million in the first half of fiscal 2000.

Gross profit was $53.6 million in the first half of fiscal 2001 compared with $49.4 million in the first half of fiscal 2000, increasing as a percentage of net sales to 24.8% from 23.8%. The increase in gross profit as a percentage of net sales was attributable primarily to higher margins partially offset by higher direct marketing expenses, including direct marketing for the shop @ home business.

General, administrative and store operating expenses increased to $48.6 million in the first half of fiscal 2001 from $43.5 million in the first half of fiscal 2000, principally as a result of an increase in store payroll and shop@home expense, including shipping and handling expense. As a percentage of net sales, general, administrative and store operating expenses increased to 22.5% from 20.9%.

During the first half of fiscal 2001, operating income was $4.9 million compared with $6.0 million in the first half of fiscal 2000. Operating income reflects the results of two business segments, retail store sales and shop@home sales. During the first half of fiscal 2001, income (loss) from operations before unallocated corporate expenses was $13.2 million from retail store sales and ($3.3 million) from shop@home sales compared with $13.8 million from retail store sales and ($2.4 million) from shop@home sales during the first half of fiscal 2000.

Net interest income was $0.4 million in the first half of fiscal 2001 and $0.9 million in the first half of fiscal 2000, as a result of lower balances and lower interest rates.

The Company had a provision for income taxes of $2.0 million in the first half of fiscal 2001 and $2.7 million in the first half of fiscal 2000.

The Company had net income of $3.3 million in the first half of fiscal 2001 and of $4.2 million in the first half of fiscal 2000.

Liquidity and Capital Resources

Net cash provided from operating activities in the first half of fiscal 2001 was $11.7 million.

The Company's cash and cash equivalents decreased to $37.9 million at August 4, 2001 from $54.8 million at July 29, 2000 and was $36.8 million at February 3, 2001. Property and equipment, net increased to $82.1 million at August 4, 2001 from $68.5 million at July 29, 2000 and $77.7 million at February 3, 2001, primarily from constructing new stores and remodeling existing stores.

Inventory increased to $56.5 million at August 4, 2001 from $49.3 million at July 29, 2000 and was $59.0 million at February 3, 2001. The inventory was increased to build inventories for the shop @ home business and as a result of a higher store count. During fiscal 2000, the highest inventory level was $69.9 million.

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

United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of August 4, 2001, letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $23.0 million.

Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At August 4, 2001, the combined availability of the Companies was $17.0 million; the Pledged Account had a zero balance; the Companies' cash on hand was unrestricted; and no loan had been drawn down.)

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

At August 4, 2001, the indebtedness secured by liens on the Company's national distribution center real estate and material handling equipment had been paid down from an original amount of $15.0 million to $7.4 million.

The Company believes that its cash on hand, the availability of short-term trade credit and of credit under the Financing Agreement on a revolving basis, the possibility of refinancing the national distribution center and material handling equipment and cash flows from future operating activities will be adequate for the next 12 months to meet its cash requirements, including (i) anticipated working capital needs, including seasonal inventory financing,
(ii) the cost of distributing catalogs and marketing its Internet selling sites and (iii) store construction costs for approximately 35 new stores that have been approved (see, "Store Expansion; Capital Expenditures"). This paragraph constitutes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

Store Expansion; Capital Expenditures

The Company leased 537 stores at August 4, 2001, of which 376 stores were located in strip shopping centers, 139 stores were located in malls and 22 stores were located in downtown shopping districts. Total retail square footage was 2.2 million square feet at August 4, 2001 and 2.1 million square feet a year earlier. In the first half of fiscal 2001, the Company opened 21 new stores with an average of 4,800 square feet of retail selling space and closed seven smaller stores.

The Company plans to lease and open approximately 35 new stores during the second half of fiscal 2001. See, "Liquidity and Capital Resources." Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. During the second half of fiscal 2001, the Company plans to close approximately 15 stores, the term of whose leases shall have expired. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the captions "Corporate Acquisition Review" and "Future Results".

Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization related principally to assets in stores and were approximately $9.7 million in fiscal 2000 and are expected to total approximately $11 million in fiscal 2001.

Capital expenditures for the second half of fiscal 2001 are budgeted at approximately $15 million.

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

Corporate Acquisition Reviews

As a matter of routine, the Company from time to time conducts "due diligence" reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available. During the second quarter of fiscal 2001, expenses associated with the submission of an unsuccessful bid to acquire the business of a competitor were approximately $0.8 million and were included in general, administrative and store operating expenses.

Tax Matters

The Company's federal income tax returns for fiscal 1994, fiscal 1995 and fiscal 1996 were audited by the Internal Revenue Service and settled except for the disallowance of a refund claim by the auditor. The disallowance was affirmed by an IRS appeals officer and is the subject of mediation. The refund claim, which has not been recorded, would affect stockholders' equity positively rather than increase the Company's earnings, if the disallowance were overruled in mediation.

Future Results

The Company cautions that any forward-looking statements (as such term is defined in the Reform Act) contained in this Report on Form 10-Q (this "Report") or otherwise made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, could affect the Company's actual results and could cause actual results for the second half of 2001 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the ability of the Company's manufacturers to deliver products in a timely manner; political instability and other risks associated with foreign sources of production; postal rate increases; increases in paper and printing costs; increases in interest rates; and availability of suitable store locations on appropriate terms.




                          PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The ninth Annual Meeting of Stockholders (the "Meeting") was held on May 31, 2001.

         (c) (i) The Meeting elected directors for terms ending at the tenth Annual Meeting of Stockholders, by the following vote:

   Name                          For               Withhold Authority to Vote

   Joseph A. Alutto           11,734,343                    900,541
   Raphael Benaroya           10,607,823                  2,027,061
   Russell Berrie             11,672,203                    962,681
   Joseph Ciechanover         11,733,303                    901,581
   Michael Goldstein          11,734,143                    900,741
   Ilan Kaufthal              11,734,343                    900,541
   Vincent P. Langone         11,673,743                    961,141
   George R. Remeta           11,734,343                    900,541
   Richard W. Rubenstein      11,734,343                    900,541

         (ii) The Meeting approved the adoption of the Company's 2001 Stock Option Plan by a vote of:


             For                   Against               Abstain
             ---                   -------               -------
         10,412,658               2,212,827               9,399

         (iii)  There were no broker non-votes.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         The following exhibits are filed herewith:

         Number       Description
         ------       -----------
         10.1*        Incentive Compensation Program Agreement

         10.2*        Restated Stock Appreciation Rights Plan

         The 2001 Stock Option Plan set forth as the appendix to the Corporation's proxy statement on Schedule 14A for its 2001 annual meeting of stockholders is incorporated herein by reference.*

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 3, 2001 are incorporated herein by reference.

         Number in Filing           Description

         10.1*                      Promissory note, dated November 17, 2000,
                                     from Raphael Benaroya to the Corporation

         10.2                       Consent of Independent Accountants

         The following exhibit to the Corporation's Registration Statement on Form S-8 (Registration No. 333-44868) is incorporated herein by reference:

         Number in Filing           Description

         10 Amendment, dated August 21, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 28, 2000 are incorporated herein by reference:

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

         Number in Filing           Description

         10.2 Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT

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

         (b) No current reports on Form 8-K were filed by the Corporation during the fiscal quarter ended August 4, 2001.



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

Date:             August 27, 2001



                               EXHIBIT INDEX

ITEM 14.  EXHIBITS.

         The following exhibits are filed herewith:

         Number              Description

         10.1*               Incentive Compensation Program Agreement

         10.2*               Restated Stock Appreciation Rights Plan

         The 2001 Stock Option Plan set forth as the appendix to the Corporation's proxy statement on Schedule 14A for its 2001 annual meeting of stockholders is incorporated herein by reference.*

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 3, 2001 are incorporated herein by reference.

         Number in Filing    Description

         10.1* Promissory note, dated November 17, 2000, from Raphael Benaroya to the Corporation

         10.2                Consent of Independent Accountants


         The following exhibit to the Corporation's Registration Statement on Form S-8 (Registration No. 333-44868) is incorporated herein by reference:

         Number in Filing    Description

         10 Amendment, dated August 21, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 28, 2000 are incorporated herein by reference:

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

         Number in Filing    Description

         10.2 Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT

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

          10.1*              Restated Supplemental Retirement Savings Plan

         The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

         Number in Filing    Description

         3.1                 Amended and Restated Certificate of
                             Incorporation of the Corporation

         4.1                 Specimen Certificate for Common Stock of the
                             Corporation.

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