Form 10-Q
period 2001-11-03
UNITED RETAIL GROUP INC/DE
filed 2001-12-13
CIK 881905

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2001

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------    ---------------------

Commission file number  00019774
                        ---------------------------------------------------


                         United Retail Group, Inc.
    -------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            Delaware                                    51 0303670
------------------------------------                    ---------------
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification No.)


365 West Passaic Street, Rochelle Park, NJ              07662
------------------------------------------              ----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (201) 845-0880
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

         As of November 3, 2001, 13,191,133 units, each consisting of one share of the registrant's common stock, $.001 par value per share, and one stock purchase right, were outstanding. The units are referred to herein as "shares."


                       PART I - FINANCIAL INFORMATION

        Item 1. FINANCIAL STATEMENTS                          UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                                                       CONSOLIDATED BALANCE SHEETS
                                                                          (dollars in thousands)

                                                                         November 3,            February 3,          October 28,
                                                                             2001                   2001                2000
                                                                     ---------------------     ---------------      --------------
                                                     ASSETS              (Unaudited)                                 (Unaudited)
        Current assets:
           Cash and cash equivalents                                              $18,234          $36,781              $39,503
           Accounts receivable                                                      3,319            2,573                3,927
           Inventory                                                               68,886           59,002               68,527
           Prepaid rents                                                            4,785            4,425                4,196
           Other prepaid expenses                                                   4,996            3,555                4,121
           Deferred taxes                                                               0                0                  581
                                                                     ---------------------      -----------       --------------
              Total current assets                                                100,220          106,336              120,855

        Property and equipment, net                                                87,658           77,651               75,197
        Deferred charges and other intangible assets,
          net of accumulated amortization of $3,033, $2,656
          and $2,823                                                                7,484            6,786                6,883
        Deferred income taxes                                                       1,206              589                    0
        Other assets                                                                  200              268                  299
                                                                     ---------------------     ------------       --------------
            Total assets                                                         $196,768         $191,630             $203,234
                                                                     =====================     ============       ==============

                                                     LIABILITIES
        Current liabilities:
          Current portion of distribution center financing                         $1,407           $1,367               $1,302
          Accounts payable and other                                               38,567           32,746               44,425
          Accrued expenses                                                         22,291           22,373               23,388
          Deferred income taxes                                                       185              283                    0
                                                                     ---------------------     ------------       --------------
            Total current liabilities                                              62,450           56,769               69,115

        Distribution center financing                                               5,551            6,616                6,958
        Other long-term liabilities                                                 6,372            6,449                6,280
                                                                     ---------------------     ------------       --------------
            Total liabilities                                                      74,373           69,834               82,353
                                                                     ---------------------     ------------       --------------

                                                STOCKHOLDERS' EQUITY
        Preferred stock, $.001 par value;
           authorized 1,000,000; none issued
           Series A junior participating preferred stock,
           $.001 par value;
           authorized 150,000; none issued
        Common stock, $.001 par value; authorized                                      14               14                   14
           30,000,000;  issued (14,236,000; 14,231,000
           and 14,215,400);  outstanding (13,191,133;
           13,268,633 and 13,314,033)
        Additional paid-in capital                                                 80,375           80,269               80,239
        Retained earnings                                                          46,757           45,703               44,511
        Treasury stock (1,044,867; 962,367 and 901,367
           shares) at cost                                                         (4,751)          (4,190)              (3,883)
                                                                     ---------------------     ------------       --------------
            Total stockholders' equity                                            122,395          121,796              120,881
                                                                     ---------------------     ------------       --------------
            Total liabilities and stockholders' equity                           $196,768         $191,630             $203,234
                                                                     =====================     ============       ==============


        The accompanying notes are an integral part of the Consolidated Financial Statements.


                                       UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (dollars in thousands, except per share amounts)
                                                       (Unaudited)


                                                          Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                   November 3,         October 28,           November 3,       October 28,
                                                      2001                2000                2001                2000
                                                 ----------------    ----------------    ----------------    ----------------


Net sales                                                $96,641             $92,301            $312,790            $300,400

Cost of goods sold, including
  buying and occupancy costs                              75,858              71,653             238,455             230,311

                                                 ----------------    ----------------    ----------------    ----------------

   Gross profit                                           20,783              20,648              74,335              70,089

General, administrative and
  store operating expenses                                24,323              22,813              72,945              66,293
                                                 ----------------    ----------------    ----------------    ----------------

   Operating (loss) income                                (3,540)             (2,165)              1,390               3,796

Interest income, net                                          45                 515                 453               1,392
                                                 ----------------    ----------------    ----------------    ----------------

(Loss) income before income taxes                         (3,495)             (1,650)              1,843               5,188

(Benefit from) provision for income taxes                 (1,209)               (513)                789               2,160
                                                 ----------------    ----------------    ----------------    ----------------

   Net (loss) income                                     ($2,286)            ($1,137)             $1,054              $3,028
                                                 ================    ================    ================    ================

Net (loss) income per share
  Basic                                                   ($0.17)             ($0.09)              $0.08               $0.23
  Diluted                                                 ($0.17)             ($0.09)              $0.08               $0.22
                                                  ================    ================    ================    ================



Weighted average number of
   shares outstanding
       Basic                                          13,213,441          13,314,033          13,246,968          13,309,666
       Common stock equivalents
                (stock options)                                0                   0             242,089             263,411
                                                 ----------------    ----------------    ----------------    ----------------
       Diluted                                        13,213,441          13,314,033          13,489,057          13,573,077
                                                 ================    ================    ================    ================



The accompanying notes are an integral part of the Consolidated Financial Statements.


                                UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (dollars in thousands)
                                               (Unaudited)

                                                                          Thirty-Nine Weeks Ended
                                                                          November 3,       October 28,
                                                                             2001               2000
                                                                        ----------------  ----------------
Cash Flows From Operating Activities:
    Net income                                                                   $1,054             $3,028
Adjustments to reconcile net income to net cash
  (used for) provided from operating activities:
    Depreciation and amortization of property and equipment                       8,004              6,722
    Amortization of deferred charges and other
      intangible assets                                                             395                353
    Loss on disposal of assets                                                       60                728
    Compensation expense                                                            233                233
    Deferred income taxes                                                          (715)             1,177
    Deferred lease assumption revenue amortization                                 (229)              (270)
    Tax benefit from exercise of stock options                                        0                 16
Changes in operating assets and liabilities:
    Accounts receivable                                                            (746)            (2,781)
    Income taxes                                                                    995               (295)
    Inventory                                                                    (9,884)           (13,204)
    Accounts payable and accrued expenses                                         3,648             19,537
    Prepaid expenses                                                             (1,801)            (2,052)
    Other                                                                        (1,102)                46
                                                                        ----------------  -----------------
Net Cash (Used For) Provided From Operating Activities                              (88)            13,238
                                                                        ----------------  -----------------

Investing Activities:
    Capital expenditures                                                        (18,199)           (19,346)
    Deferred payment for property and equipment                                   1,325              1,453
    Proceeds from sale of lease                                                     128                  0
                                                                        ----------------  -----------------

Net Cash Used In Investing Activities                                           (16,746)           (17,893)
                                                                        ----------------  -----------------

Financing Activities:
    Repayments of long-term debt                                                 (1,025)              (912)
    Issuance of loans to officers                                                  (141)              (146)
    Treasury stock acquired                                                        (561)                 0
    Exercise of stock options                                                        26                108
    Other                                                                           (12)              (115)
                                                                        ----------------  -----------------

Net Cash Used In Financing Activities                                            (1,713)            (1,065)
                                                                        ----------------  -----------------

Net decrease in cash and cash equivalents                                       (18,547)            (5,720)
Cash and cash equivalents, beginning of period                                   36,781             45,223
                                                                        ----------------  -----------------
Cash and cash equivalents, end of period                                        $18,234            $39,503
                                                                        ================  =================



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

        The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2000 Annual Report and 2000 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

        Certain prior year balances have been reclassified to conform to the current year presentation.


2.      Net Income Per Share

        Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options with the exception of the thirteen weeks ended November 3, 2001 and October 28, 2000, where the effect of stock options is anti-dilutive.

        Options to purchase shares of common stock which were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:\

                                         Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                       ------------------------          -----------------------
                                      November 3,     October 28,           November 3,    October 28,
                                         2001            2000                  2001            2000
                                      ------------    -----------          -------------   -----------

Options                                 840,072            941,100             842,472         941,100
Range of option prices per share    $7.56 - $15.13      $5.88 - $15.13     $7.56 - $15.13   $5.88 - $15.13


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

        The Company and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997 (the "Financing Agreement") with The CIT Group/Business Credit, Inc.("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

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

        The Financing Agreement also includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to, among other things, making certain investments, declaring or paying dividends, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business

        At November 3, 2001, the combined availability of the Companies was $19.3 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $20.7 million and no loan had been drawn down. The Company's cash on hand was unrestricted.


4.      Income Taxes


        The (benefit from) provision for income taxes consists of (dollars in thousands):

                                       Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                    -------------------------                    ------------------------
                                    November 3,        October 28,               November 3,    October 28,
                                          2001               2000                  2001               2000
                                   ----------------    --------------           ------------    -----------

Currently payable:
        Federal                      $(1,213)          $(1,538)                 $1,270             $769
        State                            (21)              (65)                    234              214
                                         ----             ----                    ---               ---
                                      (1,234)           (1,603)                  1,504              983
                                      -------           ------                   -----              ---


Deferred:
        Federal                           20               961                    (589)             968
        State                              5               129                    (126)             209
                                           -               ---                    -----             ---
                                          25             1,090                    (715)           1,177
                                          --             -----                    -----           -----

                                     $(1,209)            $(513)                   $789           $2,160
                                     ========            ======                   ====           ======


        Reconciliation of the (benefit from) provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                                           Thirteen Weeks Ended
                                                ---------------------------------------------

                                                   November 3, 2001         October 28, 2000
                                                --------------------        -----------------

Tax at Federal rate                             $(1,222)    (35.0%)          $(578)     (35.0%)
State income taxes, net of
 federal benefit                                    (10)     (0.3%)             42        2.5%
Goodwill amortization                                18       0.5%              18        1.1%
Other                                                 5       0.2%               5        0.3%
                                               ---------   --------        -------     -------
                                                $(1,209)    (34.6%)          $(513)     (31.1%)
                                               ==========  ========        =======     ========


                                                        Thirty-Nine Weeks Ended
                                            ------------------------------------------------
                                                November 3, 2001        October 28, 2000
                                             --------------------      -----------------

Tax at Federal rate                                $647     35.0%          $1,816     35.0%
State income taxes, net of
 federal benefit                                     70      3.8%             275      5.3%
Goodwill amortization                                54      3.0%              54      1.0%
Other                                                18      1.0%              15      0.3%
                                                 ------    ------      ----------    ------

                                                  $789      42.8%          $2,160     41.6%
                                                  ====    =======          ======     =====


        The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of November 3, 2001 are as follows (dollars in thousands):

         Net long-term asset:
                  Accruals and reserves                    $2,940
                  State NOL's                                1,080
                  Compensation                                414
                  Depreciation                              (3,228)
                                                            -------
                                                            $1,206
                                                            -------

         Net current liability:
                  Prepaid rent                             $1,702
                  State NOL's                                (280)
                  Accruals and reserves                      (456)
                  Inventory                                  (781)
                                                             -----
                                                             $185
                                                             -----

                  Net deferred tax asset                   $1,021
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


5.      Advances To Officers

        Advances were made by the Company in February 1998, February 1999 and November 1999 to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with the exercise of stock options, totalling approximately $2.3 million. Interest on the advances at the prime rate through NOvember 30, 2001 was approximately $0.5 million. The advances and interest through November 30, 2001 are represented by Mr. Benaroya's promissory note, dated November 30, 2001, in the amount of approzximately $2.8 million with a term of two years. Payment of the note is secured by a pledge of 899,719 shares of the Company's Common Stock, equivalent to the shares issued upon the option exercises. The note is a full recourse obligation. The principal of the note is payable in two installments, approximately $0.5 million on November 30, 2002 and the balance on November 18, 2003. Interest on the note is payable annually in cash at the prime rate.


6.      Stock Appreciation Rights Plan

        Commencing May 2000, each nonmanagement Director received an annual award under the Company's Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted under the Company's 1999 Stock Option Plan. The payment will be an amount equivalent to the equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the sum of the exercise price paid by the Director and any personal income tax withholding on the gain arising from the exercise.


7.      Segment Information

        The Company operates its business in two reportable segments:
Avenue Retail and Shop @ Home (see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Quarterly Report on Form 10-Q for the period ended November 3, 2001). In deciding how to allocate resources and assess performance, the Company regularly evaluates the performance of its operating segments on the basis of net sales and earnings from operations.

        Certain information relating to the Company's reportable operating segments is set forth below (dollars in thousands):

                                     Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                   -------------------------                -----------------------
                                    November 3,  October 28,                November 3,  October 28,
                                      2001          2000                      2001          2000
                                 -------------- ------------                -----------  -----------


Net sales:
        Avenue Retail                $94,586           $89,187            $303,397          $294,210
        Shop @ Home                    2,055             3,114               9,393             6,190
                                       -----             -----               -----             -----

                                     $96,641            $92,301           $312,790          $300,400
                                     =======            =======           ========          ========


Earnings from operations*:
        Avenue Retail                  $(767)           $2,621             $12,459            $16,469
        Shop @ Home                   (1,230)           (2,518)             (4,554)            (4,916)
                                      -------          --------           ---------           -------

                                     $(1,997)          $   103             $ 7,905            $11,553
                                     ========          =======             =======            =======


        * Represents earnings from operations before unallocated corporate expenses and net interest income.

        The Company evaluates the performance of its assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

        The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated (loss) income before income taxes (dollars in thousands):


                                     Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                   ------------------------------    -----------------------
                                    November 3,      October 28,     November 3,  October 28,
                                          2001            2000          2001         2000
                                     --------------  -------------    ----------  ---------

Earnings from operations
   for reportable segments           $(1,997)           $103             $7,905    $11,553

Unallocated
      corporate expenses              (1,543)         (2,268)            (6,515)    (7,757)

Interest income, net                      45             515                453      1,392
                                          --             ---                ---      -----

Income before
    income taxes                     $(3,495)        $(1,650)             $1,843     $5,188
                                     ========        ========             ======     ======


8.      New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". The Company will adopt SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2002. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company is currently evaluating the impact, if any, of adopting SFAS No. 144 on the financial statements in fiscal 2002.


9.      Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter Fiscal 2001 Versus Third Quarter Fiscal 2000

Net sales for the third quarter of fiscal 2001 increased 4.7% from the third quarter of fiscal 2000, to $96.6 million from $92.3 million, from an increase in both average price and unit volume. Comparable store sales for the third quarter of fiscal 2001 decreased 1.4%. Average stores open increased from 505 to 546. Internet and catalog sales (collectively, "shop@home sales") were $2.1 million in the third quarter of fiscal 2001 compared with $3.1 million in the third quarter of fiscal 2000. Shop@home sales declined because the Company no longer mailed CLOUDWALKERS.COM(R) catalogs for footwear. Other shop@home sales increased slightly.

Gross profit was $20.8 million in the third quarter of fiscal 2001 compared with $20.6 million in the third quarter of fiscal 2000, decreasing as a percentage of net sales to 21.5% from 22.4%. The decrease in gross profit as a percentage of net sales was attributable primarily to higher occupancy costs resulting from more new stores whose sales have not yet reached maturity. Gross profit in the future is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

General, administrative and store operating expenses increased to $24.3 million in the third quarter of fiscal 2001 from $22.8 million in the third quarter of fiscal 2000, principally as a result of an increase in store payroll. As a percentage of net sales, general, administrative and store operating expenses increased to 25.2% from 24.7%.

During the third quarter of fiscal 2001, the operating loss was $3.5 million compared with $2.2 million in the third quarter of fiscal 2000. Operating loss reflects the results of two business segments, retail store sales and shop@home sales. During the third quarter of fiscal 2001, the loss from operations before unallocated corporate expenses and net interest income (combined, "unallocated expenses") was $0.8 million from retail store sales and $1.2 million from shop@home sales. During the third quarter of fiscal 2000, the income (loss) from operations before unallocated expenses was $2.6 million from retail store sales and ($2.5 million) from shop@home sales.

Net interest income was $45,000 in the third quarter of fiscal 2001 and $515,000 in the third quarter of fiscal 2000, as a result of lower cash balances and lower interest rates.

The Company had a benefit from income taxes of $1.2 million in the third quarter of fiscal 2001 and $0.5 million in the third quarter of fiscal 2000.

The Company had a net loss of $2.3 million in the third quarter of fiscal 2001 and of $1.1 million in the third quarter of fiscal 2000.

First 39 Weeks Fiscal 2001 Versus First 39 Weeks Fiscal 2000

Net sales for the first 39 weeks of fiscal 2001 increased 4.1% from the first 39 weeks of fiscal 2000, to $312.8 million from $300.4 million, principally from an increase in average price. Comparable store sales for the first 39 weeks of fiscal 2001 decreased 2.7%. Average stores open increased from 504 to
537. Shop@home sales were $9.4 million in the first 39 weeks of fiscal 2001 compared with $6.2 million in the first 39 weeks of fiscal 2000, increasing principally as a result of the AVENUE(R) catalog having been launched in September 2000.

Gross profit was $74.3 million in the first 39 weeks of fiscal 2001 compared with $70.1 million in the first 39 weeks of fiscal 2000, increasing as a percentage of net sales to 23.8% from 23.3%. The increase in gross profit as a percentage of net sales was attributable primarily to higher margins partially offset by higher buying and occupancy costs.

General, administrative and store operating expenses increased to $72.9 million in the first 39 weeks of fiscal 2001 from $66.3 million in the first 39 weeks of fiscal 2000, principally as a result of an increase in store payroll. As a percentage of net sales, general, administrative and store operating expenses increased to 23.3% from 22.1%.

During the first 39 weeks of fiscal 2001, operating income was $1.4 million compared with $3.8 million in the first 39 weeks of fiscal 2000. Operating income reflects the results of two business segments, retail store sales and shop@home sales. During the first 39 weeks of fiscal 2001, income (loss) from operations before unallocated expenses was $12.5 million from retail store sales and ($4.6 million) from shop@home sales compared with $16.5 million from retail store sales and ($4.9 million) from shop@home sales during the first 39 weeks of fiscal 2000.

Net interest income was $0.5 million in the first 39 weeks of fiscal 2001 and $1.4 million in the first 39 weeks of fiscal 2000, as a result of lower cash balances and lower interest rates.

The Company had a provision for income taxes of $0.8 million in the first 39 weeks of fiscal 2001 and $2.2 million in the first 39 weeks of fiscal 2000.

The Company had net income of $1.1 million in the first 39 weeks of fiscal 2001 and of $3.0 million in the first 39 weeks of fiscal 2000.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased to $18.2 million at November 3, 2001 from $39.5 million at October 28, 2000 and $36.8 million at February 3, 2001. Property and equipment, net increased to $87.7 million at November 3, 2001 from $75.2 million at October 28, 2000 and $77.7 million at February 3, 2001, primarily from constructing new stores and remodeling existing stores.

Inventory increased to $68.9 million at November 3, 2001 from $68.5 million at October 28, 2000 and $59.0 million at February 3, 2001, as a result of a higher store count. During fiscal 2000, the highest inventory level was $69.9 million.

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

United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of November 3, 2001, letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $20.7 million.

Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At November 3, 2001, the combined availability of the Companies was $19.3 million; the Pledged Account had a zero balance; the Companies' cash on hand was unrestricted; and no loan had been drawn down.)

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

The Company believes that its cash on hand, the availability of short-term trade credit and of credit under the Financing Agreement on a revolving basis, and cash flows from future operating activities will be adequate for the next 12 months to meet its cash requirements, including (i) anticipated working capital needs, including seasonal inventory financing, (ii) the cost of distributing catalogs and marketing its Internet selling sites and (iii) construction costs for the stores that it is committed to open (see, "Store Expansion; Capital Expenditures"). This paragraph constitutes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

Store Expansion; Capital Expenditures

The Company leased 552 stores at November 3, 2001, of which 388 stores were in strip shopping centers, 135 stores were in malls, 23 stores were in downtown shopping districts and 6 stores were in outlet malls. Total retail selling space was 2.4 million square feet at November 3, 2001 and 2.1 million square feet a year earlier. In the first 39 weeks of fiscal 2001, the Company opened 42 new stores with an average of approximately 4,700 square feet of retail selling space and closed 13 smaller stores.

The Company has made commitments to lease and open approximately 13 new stores during the fourth quarter of fiscal 2001. See, "Liquidity and Capital Resources." Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. During the fourth quarter of fiscal 2001, the Company plans to close at least 5 stores, the term of whose leases shall have expired.

Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization related principally to assets in stores and were approximately $9.7 million in fiscal 2000 and are expected to total approximately $11.3 million in fiscal 2001.

The Company currently has plans to lease and open from 20 to 30 new stores during the first half of fiscal 2002. These plans will be reviewed at the end of fiscal 2001.

Capital expenditures for the fourth quarter of fiscal 2001 are budgeted at approximately $5 million.

This entire section constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

Shop @ Home

The Company has entered an additional channel of distribution for its merchandise, Internet and catalog (collectively, "shop @ home") sales, to seek to expand its customer base and to attract more business from its existing customers, both in the stores and in the shop @ home channel of distribution.

The Company has mailed AVENUE(R) catalogs since September 2000 and has operated an Internet site (www.avenue.com) since November 2000. The catalog and website feature the Company's proprietary brands, AVENUE(R) apparel and accessories and CLOUDWALKERS.COM(R) footwear. CLOUDWALKERS.COM(R) footwear is also available at another Internet site (www.cloudwalkers.com) operated by the Company.

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

Tax Matters

The Company's federal income tax returns for fiscal 1994, fiscal 1995 and fiscal 1996 were audited by the Internal Revenue Service and settled except for the disallowance of a refund claim by the auditor. The disallowance was affirmed by an IRS appeals officer and is the subject of mediation. The refund claim, which has not been recorded, would affect stockholders' equity positively rather than increasing the Company's earnings, if the disallowance were overruled in mediation.

Future Results

The Company cautions that any forward-looking statements (as such term is defined in the Reform Act) contained in this Report on Form 10-Q (this "Report") or otherwise made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, could affect the Company's actual results and could cause actual results for the fourth quarter of fiscal 2001 and for fiscal 2002 to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: war risk, changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the ability of the Company's manufacturers to deliver products in a timely manner; political instability and other risks associated with foreign sources of production; postal rate increases; increases in paper and printing costs; increases in interest rates; and availability of suitable store locations on appropriate terms.




                          PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         The following exhibits are filed herewith:

         Number              Description

         10.1* Amendment, dated November 29, 2001, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya
         10.2* Amendment, dated November 29, 2001, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta
         10.3* Amendment, dated November 29, 2001, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll
         10.4* Summary Plan Description for United Retail Group, Inc. Incentive Compensation Program for Executives
         10.5                Amendment, dated October 1, 2001
                             to Private Label Credit Program
                             Agreement, dated January 27, 1998,
                             between the Corporation, United
                             Retail Incorporated and World
                             Financial Network National Bank
                             ("WFN") (Confidential portions
                             filed separately with the
                             Secretary of the Commission)
         10.6* Promissory note, dated November 30, 2001, from Raphael Benaroya to the Corporation


         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 4, 2001 are incorporated herein by reference:

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

         10.3 Amendment, dated January 31, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

         Number in Filing           Description

         10.1 Amendment, dated October 6, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT

         The promissory note, dated November 18, 1999, from Raphael Benaroya to the Corporation filed as the exhibit to Mr. Benaroya's Schedule 13D, dated November 18, 1999, is incorporated herein by reference.*

         The following exhibit to the Corporation's Current Report on Form 8-K, filed September 23, 1999, is incorporated herein by reference:

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

          Number in Filing          Description

         10.1* 1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya

         10.2* 1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George
                                    R. Remeta

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

          Number in Filing          Description

         10.1 Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

         10.2 Private Label Credit Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and WFN

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

         (b) No current reports on Form 8-K were filed by the Corporation during the fiscal quarter ended November 3, 2001.



                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UNITED RETAIL GROUP, INC.
                           ------------------------------------------------
                                   (Registrant)


                  By:     /s/ GEORGE R. REMETA
                          -------------------------------------------------
                          George R. Remeta, Vice Chairman of the Board and Chief Administrative Officer - Authorized Signatory


                  By:     /s/ JON GROSSMAN
                       ----------------------------------------------------
                         Jon Grossman, Vice President - Finance and Chief Accounting Officer


Date: December 13, 2001





                                 EXHIBIT INDEX

ITEM 14.  EXHIBITS.

         The following exhibits are filed herewith:

         Number                     Description

         10.1* Amendment, dated November 29, 2001, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya

         10.2* Amendment, dated November 29, 2001, to Employment Agreement, dated November 20, 1998, between the Corporation and George
                                    R. Remeta

         10.3* Amendment, dated November 29, 2001, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth
                                    P. Carroll

         10.4* Summary Plan Description for United Retail Group, Inc. Incentive Compensation Program for Executives

         10.5 Amendment, dated October 1, 2001, to Private Label Credit Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank ("WFN") (Confidential portions filed separately with the Secretary of the Commission)

         10.6* Promissory note, dated November 30, 2001, from Raphael Benaroya to the Corporation


         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 4, 2001 are incorporated herein by reference:

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

         10.3 Amendment, dated January 31, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

         Number in Filing           Description

         10.1 Amendment, dated October 6, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT

         The promissory note, dated November 18, 1999, from Raphael Benaroya to the Corporation filed as the exhibit to Mr. Benaroya's Schedule 13D, dated November 18, 1999, is incorporated herein by reference.*

         The following exhibit to the Corporation's Current Report on Form 8-K, filed September 23, 1999, is incorporated herein by reference:

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

         Number in Filing           Description

         10.1* 1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya

         10.2* 1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George
                                    R. Remeta

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

          Number in Filing          Description

         10.1 Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

         10.2 Private Label Credit Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and WFN

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