Form 10-K
period 2002-02-02
UNITED RETAIL GROUP INC/DE
filed 2002-04-10
CIK 881905

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
(Mark One)

[X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number 019774
                       -------

                          United Retail Group, Inc.
            (Exact name of registrant as specified in its charter)

Delaware                                               51 0303670
--------                                               ----------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                        Identification No.)

365 West Passaic Street, Rochelle Park, NJ                   07662
------------------------------------------              ------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (201) 845-0880
                                                    --------------


Securities registered pursuant to Section 12(b) of the 1934 Act:

 Title of each class       Name of each exchange on which registered
------------------------   -----------------------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2002, the aggregate market value of the voting stock of the registrant (the "Corporation" also referred to herein, together with its subsidiaries, as the "Company") held by non-affiliates of the registrant was approximately $66.5 million. For purposes of the preceding sentence only, affiliate status was determined on the basis that all stockholders of the registrant are non-affiliates except stockholders who have filed statements with the Securities and Exchange Commission (the "SEC") under Section 16(a) of the 1934 Act and the holdings of affiliates are based upon the contents of the filed statements.

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

As of March 20, 2002, there were 13,204,233 shares of the registrant's common stock, $.001 par value per share, outstanding. One Stock Purchase Right is attached to each outstanding share.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement on Schedule 14A for its 2002 annual meeting of stockholders (the "Proxy Statement") to be filed with the SEC is incorporated in part by reference in Part III of this Form 10-K.



PART I

Item 1.           Business.
                  --------

Overview

The Company is a leading nationwide specialty retailer featuring AVENUE(R) brand large size women's apparel, CLOUDWALKERS(R) brand women's footwear, AVENUE BODY(R) brand large size lingerie, AVENUE brand large size women's hosiery, AVENUE brand accessories and AVENUE brand gifts. Sales in fiscal 2001 were principally of apparel with none of the other product categories representing 10% or more of sales.

History

United Retail Group, Inc. was incorporated in Delaware in 1987 and completed its initial public offering in 1992. The Company's current business resulted from an internal reorganization at The Limited, Inc. ("The Limited") in 1987, in which The Limited combined its AVENUE(R) store group (then operating under the Lerner Woman trade name) with the Sizes Unlimited store group. Raphael Benaroya, the Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., was selected to manage the combined businesses.

Customer Base

The Company serves the mass market and targets fashion-conscious women between 25 and 55 years of age who wear size 14 or larger apparel. However, CLOUDWALKERS(R) shoes are available in a complete size range.

Merchandising and Marketing

The Company's strategy is to offer its customers the proprietary AVENUE(R) brand of women's apparel and accessories and the proprietary CLOUDWALKERS(R) brand of women's footwear (i) in its retail stores, on the one hand and (ii) through its Internet websites (www.avenue.com and www.cloudwalkers.com) and its catalog, which together are referred to as the "shop@home" business, on the other hand. Most AVENUE(R) products are custom designed, principally by the Company's design staff. The Company emphasizes a contemporary brand image and consistency of merchandise quality and fit. The Company often updates its merchandise selections to reflect customer demand and fashion trends. (The apparel industry is subject to rapidly changing consumer fashion preferences and the Company's performance depends on its ability to respond quickly to changes in fashion.) The Company offers most of its merchandise at popular or moderate price points.

The Company exclusively promotes merchandise with its own brands, which the Company believes help to distinguish it from competitors. Through careful brand management, including consistent imaging of its brands, the Company seeks enhanced brand recognition. This paragraph includes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), which is subject to the uncertainties and other risk factors referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Results."

Stores

Each store operated by the Company offers selections of AVENUE(R) brand casual wear, career apparel, specialty items and accessories. The casual wear assortment includes comfortably fitted jeans, slacks, T-shirts, skirts, active wear and sweaters. Casual wear comprises the majority of the Company's sales. The career assortment includes slacks, skirts, jackets, soft blouses and dresses. Accessories include earrings, pins, scarves and a selection of gift items. Most stores also carry CLOUDWALKERS(R) shoes.

The Company develops new AVENUE(R) brand apparel assortments on average four to six times each year. Merchandise selection is allocated to each store based on many factors, including store location, store profile and sales experience. The Company regularly updates each store's profile based on selling trends. The Company's point-of-sale systems gather sales, inventory and other statistical information from each store daily. This information is then used to evaluate and adjust each store's merchandise mix.

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

For both its stores and its shop@home business, the Company's inventory management strategy is to maintain targeted inventory levels (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Inventory") and minimize the amount of unsold merchandise at the end of a season by closely comparing sales and fashion trends with on-order merchandise and making necessary purchasing and pricing adjustments. The preceding sentence constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Results." Additionally, the Company uses markdowns and promotions.

Management Information Systems

The Company's management information systems consist of a full suite of financial and merchandising systems, including inventory distribution and control, sales reporting, accounts payable, cash/credit, merchandise reporting and planning.

All of the Company's stores have point-of-sale terminals that transmit daily information on sales by merchandise category, style, color and size, as well as customer data. The Company evaluates this information, together with its report on merchandise shipments to the stores, to implement merchandising decisions regarding markdowns, reorders of fast-selling items and allocation of merchandise. In addition, the Company's headquarters and distribution center are linked through a computer network, which is accessible to district sales managers in the field.

Company employees located at its headquarters maintain and support the applications software, operations, networking and point-of-sale functions of the Company's management information systems. The hardware and systems software for the Company's management information systems are maintained by IBM.

Purchasing

Separate groups of merchants are responsible for different categories of merchandise. Most of the merchandise purchased by the Company consists of custom designed and fitted products, produced for the Company by contract manufacturing, under one of the Company's two proprietary brands. An item of merchandise is test marketed, whenever possible, in limited quantities prior to mass production to help identify the current fashion preferences of the Company's customers.

The Company provides manufacturers with strict guidelines for product specifications (such as size, fabric weight and trim) and gradings to ensure proper, consistent fit and quality. The Company and independent sourcing agents monitor production by manufacturers in the United States and abroad to ensure that size specifications, grading requirements and other specifications are met.

In Fiscal 2001, each of four purchasing agents accounted for more than 10% of the Company's merchandise purchases. There is no assurance that the replacement of one or more of these agents would not have a materially adverse effect on the Company's operations.

Domestic purchases (some of which are foreign-made products) are executed by Company purchase orders. Import purchases are made in U.S. dollars and are generally supported by trade letters of credit.

Credit Sales

The Company permits its customers to use several methods of payment, including cash, personal checks, layaways, general purpose credit cards and a private label credit card that is co-branded with the Company's AVENUE(R) service mark and the name of the issuer of the card, World Financial Network National Bank.

Competition

All aspects of the women's retail apparel and shoe businesses are highly competitive. Many of the competitors are units of large national chains that have substantially greater resources than the Company. Management believes its principal competitors include all major national and regional department stores, specialty retailers, discount stores, mail order companies, television shopping channels and Internet web sites. Management believes its proprietary brands, merchandise selection, prices, consistency of merchandise quality and fit, and appealing shopping experience emphasizing strong merchandise presentations, together with its experienced management team, management information systems and logistics capabilities, enable it to compete in the marketplace. The preceding sentence constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Results."

Trade Name and Trademarks

The Company is the owner in the United States of its trade name, AVENUE(R), used on storefronts, and principal trademarks, AVENUE(R) and CLOUDWALKERS(R), used on merchandise labels. The Company is not aware of any use of its trade name or trademarks by its competitors that has a material effect on the Company's operations or any material claims of infringement or other challenges to the Company's right to use its trade name and trademarks in the United States.

Employees

As of March 20, 2002, the Company employed approximately 5,500 associates, of whom approximately 2,100 worked full-time and the balance of whom worked part-time. Considerable seasonality is associated with employment levels. Approximately 50 store associates are covered by collective bargaining agreements. The Company believes that its relations with its associates are good.

Financial Information About Industry Segments

The Company has entered an additional channel of distribution for its merchandise, shop@home sales, to seek to expand brand awareness.

The Company has mailed AVENUE catalogs since September 2000 and has operated an Internet site (www.avenue.com) since November 2000. The catalog and website feature the Company's proprietary brands. CLOUDWALKERS(R) footwear is also available at another Internet site (www.cloudwalkers.com) operated by the Company. Fulfillment of shop@home sales has been outsourced under a contract that will expire in August 2002. The Company is adding a fulfillment operation at the Company's national distribution center in Troy, Ohio.

Financial information about the shop@home industry segment is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 2001 Versus Fiscal 2000."


Item 2.  Properties.
         ----------

                  As of March 20, 2002, the Company leased stores in the following 38 states:

   Alabama                  6                Missouri                   9
   Arizona                  6                Nebraska                   1
   Arkansas                 2                Nevada                     3
   California              75                New Hampshire              2
   Connecticut             12                New Jersey                40
   Delaware                 2                New Mexico                 2
   Florida                 30                New York                  49
   Georgia                 20                North Carolina            10
   Illinois                40                Ohio                      26
   Indiana                 12                Oklahoma                   5
   Iowa                     1                Oregon                     6
   Kansas                   2                Pennsylvania              20
   Kentucky                 3                Rhode Island               1
   Louisiana               11                South Carolina             5
   Maryland                17                Tennessee                  8
   Massachusetts           18                Texas                     51
   Michigan                27                Virginia                  11
   Minnesota                2                Washington                12
   Mississippi              2                Wisconsin                  6

   Total:  555

The Company leases its executive offices, which consist of approximately 65,000 square feet in an office building at 365 West Passaic Street, Rochelle Park, New Jersey 07662. The office lease has a term ending in August 2006.

The Company owns a 128-acre site on Interstate 75 in Troy, Ohio, on which its national distribution center is located. The national distribution center is equipped to service 900 stores. The site is adequate for a total of four similar facilities.

Item 3.  Legal Proceedings.
         -----------------

The Company is defending various routine legal proceedings incidental to the conduct of its business and is maintaining reserves that include, among other things, the estimated cost of uninsured payments to accident victims (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Incurred But Not Reported Claims For Personal Injuries and Medical Benefits") and payments to landlords and vendors of goods and services resulting from certain disputes. Based on legal advice that it received, management believes that, giving effect to reserves and insurance coverage, these legal proceedings are not likely to have a material adverse effect on the financial position or results of operations of the Company.

Certain pending legal proceedings to which the Company was a party were terminated during the fourth quarter of Fiscal 2001 in the ordinary course of business. The termination of pending legal proceedings during that fiscal quarter did not have a material effect on the financial position or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

The Common Stock of United Retail Group, Inc. is quoted on the Nasdaq National Market under the symbol "URGI." The last reported sale price of the Common Stock on the Nasdaq National Market on March 20, 2002 was $7.30.

The following table sets forth the reported high and low sales prices of the Common Stock as reported by Nasdaq for each fiscal quarter indicated.

                                                 2000                                       2001
                                                 ----                                       ----
                                      High                  Low                  High                  Low
First Quarter                     $12.5625              $7.6250               $8.4200              $5.0625
Second Quarter                     $9.2500              $6.0312              $11.2000              $6.8500
Third Quarter                      $6.7500              $5.0625               $9.2400              $5.4000
Fourth Quarter                     $7.3750              $4.6875               $7.9900              $5.5500

United Retail Group, Inc. has not paid dividends on its Common Stock and has no present intention of doing so. Also, the Financing Agreement between United Retail Group, Inc. and certain of its subsidiaries and The CIT Group/Business Credit, Inc., dated August 15, 1997, as amended, forbids the payment of dividends.

The transfer agent and registrar for the Common Stock is Continental Stock Transfer and Trust Co., 17 Battery Place South, 8th Floor, New York, New York 10004.

At March 12, 2002, there were 390 record owners of Common Stock.

All shares of stock of the Corporation sold by the Corporation between Fiscal 1999 and Fiscal 2001 were registered under the Securities Act of 1933 on Form S-8 Registration Statements.


Item 6.           Selected Financial Data.
                  -----------------------

                                                                                               53 Weeks
                                            Fiscal Year      Fiscal Year     Fiscal Year      Fiscal Year     Fiscal Year
                                               Ended            Ended           Ended            Ended           Ended
                                              Jan. 31,        Jan. 30,         Jan. 29,         Feb. 3,          Feb.2,
                                                1998            1999             2000            2001            2002
                                            ----------       ----------      ----------       ----------      ----------
                                                      (shares and dollars in thousands, except per share data)
        Income Statement Data:
        Net sales..........................  $361,751         $378,562        $382,631        $419,712        $427,040
        Cost of goods sold,
        including buying
        and occupancy costs................   278,078          275,811         282,754         323,153         326,101
        Gross profit.......................    83,673          102,751          99,877          96,559         100,939
        General, administrative
         and store operating expenses......    80,469           79,221          77,778          91,474         100,299
        Operating income...................     3,204           23,530          22,099           5,085             640
        Non-operating income  .............         0            3,113               0               0               0
        Interest (expense) income, net.....      (154)           1,201           1,688           1,854             361
        Income before taxes................     3,050           27,844          23,787           6,939           1,001
        (Benefit from) provision for
          income taxes.....................    (1,781)           9,864           7,638           2,719             571
        Net income.........................     4,831           17,980          16,149           4,220             430
        Net income
          per common share:................
            Basic..........................      $.40            $1.38           $1.23           $0.32            $.03
            Diluted .......................      $.37            $1.31           $1.17           $0.31            $.03
        Weighted average number of
          common shares outstanding:
            Basic..........................    12,190           13,056          13,156          13,302          13,241
            Diluted........................    13,187           13,736          13,852          13,515          13,442
        Balance Sheet Data
        (at period end):
        Working capital....................   $43,875          $60,343         $61,098         $49,567         $42,723
        Total assets.......................   142,614          163,096         180,338         191,630         197,282
        Long-term capital leases...........         0                0               0               0           7,213
            Long-term distribution
              center financing                 10,308            9,172           7,944           6,616           5,181
        Total stockholders' equity.........    85,044          101,147         117,757         121,796         121,804


The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements, including the notes thereto. The data for the periods indicated has been derived from the Company's Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report for the three fiscal years ended February 2, 2002 appears elsewhere in this Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------

Fiscal 2001 Versus Fiscal 2000

Net sales for fiscal 2001 increased 1.7% from fiscal 2000, to $427.0 million from $419.7 million from an increase in average price. Comparable store sales for fiscal 2001 decreased 2.6%. (Fiscal 2001 consisted of 52 weeks but fiscal 2000 consisted of 53 weeks. The extra week was excluded from the computation of comparable store sales.) Average stores open increased from 511 to 543. The average number of transactions per store declined. Internet and catalog sales (collectively, "shop@home sales") were $11.5 million in fiscal 2001 compared with $9.7 million in fiscal 2000.

Gross profit was $100.9 million in fiscal 2001 compared with $96.6 million in fiscal 2000, increasing as a percentage of net sales to 23.6% from 23.0%. The increase in gross profit as a percentage of net sales was attributable primarily to higher margins partially offset by increased store rent. Gross profit in the future will be subject to the uncertainties and other risk factors referred to under the caption "Future Results."

General, administrative and store operating expenses increased to $100.3 million in fiscal 2001 from $91.5 million in fiscal 2000, principally as a result of an increase in store payroll and a decrease in private label credit card royalties from World Financial Network National Bank. As a percentage of net sales, general, administrative and store operating expenses increased to 23.5% from 21.8%.

During fiscal 2001, operating income was $0.6 million compared with $5.1 million in fiscal 2000. Operating income reflects the combined results of two business segments, retail store sales and shop@home sales. During fiscal 2001, the income (loss) from operations before unallocated corporate expenses and net interest income (combined, "unallocated expenses") was $17.0 million from retail store sales and ($6.9 million) from shop@home sales. During fiscal 2000, the income (loss) from operations before unallocated expenses was $22.8 million from retail store sales and ($8.2 million) from shop@home sales.

Net interest income was $0.4 million in fiscal 2001 and $1.9 million in fiscal 2000, as a result of lower cash balances and lower interest rates.

The Company had a provision for income taxes of $0.6 million in fiscal 2001 and $2.7 million in fiscal 2000.

The Company had net income of $0.4 million in fiscal 2001 and $4.2 million in fiscal 2000.

Fiscal 2000 Versus Fiscal 1999

Net sales for fiscal 2000 increased 9.7% from fiscal 1999, to $419.7 million from $382.6 million, principally from an increase in average price. Comparable store sales for fiscal 2000 increased 3.8%. (Fiscal 2000 consisted of 53 weeks and fiscal 1999 consisted of 52 weeks. The extra week was excluded from the computation of comparable store sales.) Average stores open increased from 502 to 511. Sales in channels of distribution other than retail stores were not material.

Gross profit was $96.6 million in fiscal 2000 compared with $99.9 million in fiscal 1999, decreasing as a percentage of net sales to 23.0% from 26.1%. The decrease in gross profit as a percentage of net sales was attributable primarily to lower margins, higher direct marketing expenses, including direct marketing for shop@home activities, and increased in-store merchandise shrinkage.

General, administrative and store operating expenses increased to $91.5 million in fiscal 2000 from $77.8 million in fiscal 1999, principally as a result of an increase in (i) shop@home expense, including shipping and handling expense, (ii) store payroll and (iii) real estate department payroll and legal fees related to the Company's store expansion program. As a percentage of net sales, general, administrative and store operating expenses increased to 21.8% from 20.3%.

During fiscal 2000, operating income was $5.1 million compared with $22.1 million in fiscal 1999.

Net interest income was $1.9 million in fiscal 2000 and $1.7 million in fiscal 1999, increasing principally as a result of higher rates.

The Company had a provision for income taxes of $2.7 million in fiscal 2000 and of $7.6 million in fiscal 1999.

The Company had net income of $4.2 million in fiscal 2000 and $16.1 million in fiscal 1999. Net income for fiscal 1999 included recognition of the deferred state net operating loss carryforward asset in the amount of $1.2 million.

Liquidity and Capital Resources

Cash Flow

In fiscal 2001, cash provided by operating activities was $7.2 million. See, "Future Results" for certain risks and uncertainties that may affect the amount of cash provided by operating activities.

Balance Sheet

The Company's cash and cash equivalents decreased to $27.8 million at February 2, 2002 from $36.8 million at February 3, 2001. Inventory increased to $61.8 million at February 2, 2002 from $59.0 million at February 3, 2001, principally as a result of a higher store count. During fiscal 2001, the highest inventory level was $71.6 million.

Property and equipment, net increased to $88.6 million at February 2, 2002 from $77.7 million at February 3, 2001, primarily from constructing new stores and remodeling existing stores.

In fiscal 2001, the Company entered into a sale and lease back agreement, which resulted in a capital lease, and a direct capital lease, both totaling $8.8 million.

Credit Sources

Import purchases by the Company are made in U.S. dollars, are generally financed by trade letters of credit and constituted approximately 54% of total purchases in fiscal 2001.

United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of February 2, 2002, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $28.7 million.

Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At February 2, 2002, the combined availability of the Companies was $11.3 million; the Pledged Account had a zero balance; the Companies' cash on hand was unrestricted; and no loan had been drawn down.)

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

The Financing Agreement includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to, among other things, making certain investments, declaring or paying dividends, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business.

Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company's domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor. The availability of trade credit depends on the Company's liquidity in general and the amount of its cash and cash equivalents and availability of unused credit under the Financing Agreement in particular.

Capital Expenditure Budget

Capital expenditures for fiscal 2002 are budgeted at approximately $15.0 million, including approximately $4.0 million to add a shop@home call center and fulfillment operation at the Company's national distribution center in Troy, Ohio. See, "Store Expansion."

Accrued Obligations

The Company's principal accrued obligations at February 2, 2002 (see, also "Critical Accounting Policies - Incurred But Not Reported Claims For Personal Injuries and Medical Benefits" and "Store Expansion") are summarized in the following chart.

----------------------------- ----------------------------------------------------------------------------------
Principal Contractual
Obligations                                           Payments Due by Period (000's omitted)
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
                                                 Less than                                           After
                                  Total           1 Year          1-3 Years        4-5 Years        5 Years
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Distribution Center
Financing Note                    $1,536           $899              $637              $0               $0
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------

Distribution Center Mortgage      $5,080           $536            $1,219           $1,448           $1,877
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Fixture Sale and Lease Back
Agreement                         $8,134          $1,312           $3,173           $3,649             $0
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Call Center Systems Capital
Lease                              $570            $179             $391              $0               $0
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Total Contractual Cash
Obligations                      $15,320          $2,926           $5,420           $5,097           $1,877
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------

----------------------------- --------------- -----------------------------------------------------------------
                                                         Amount of Commitment per Period (000's omitted)
Other                         Total Amounts
Commercial Commitments          Committed
----------------------------- --------------- --------------- ---------------- ---------------- ---------------
                                                Less than                                            Over
                                                  1 Year         1-3 Years        4-5 Years        5 Years
----------------------------- --------------- --------------- ---------------- ---------------- ---------------

Trade Letters of Credit          $28,721         $28,721            $0               $0               $0

----------------------------- --------------- --------------- ---------------- ---------------- ---------------

Operating Leases                 $343,781        $49,597          $83,625          $70,824         $139,735

----------------------------- --------------- --------------- ---------------- ---------------- ---------------

Total Commercial Commitments     $372,502        $78,318          $83,625          $70,824         $139,735

----------------------------- --------------- --------------- ---------------- ---------------- ---------------

The Company believes that its cash on hand, the availability of short-term trade credit and of credit under the Financing Agreement on a revolving basis, and cash flows from future operating activities will be adequate for the next 12 months to meet its cash requirements, including (i) anticipated working capital needs, including seasonal inventory financing, (ii) payrolls and (iii) rent on existing stores and construction costs for the stores that it is committed to open (see, "Store Expansion"). This paragraph constitutes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

Critical Accounting Policies

Introduction

Financial statements prepared by companies in accordance with generally accepted accounting principles are affected by the policies followed by their managements in preparing them. Some accounting policies require difficult, subjective or complex judgments by corporate management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Among the most important accounting policies of the Company that involve such management judgments are (i) the use of the retail method of accounting for inventory, (ii) the use of estimates of incurred but not reported claims for uninsured damages for personal injuries, for self-insured workers' compensation benefits and for benefits under the Company's self-insured medical, dental and prescription plans for its associates and future development costs of reported claims ("IBNR Claims") and (iii) the treatment of tax benefits from the Company's net deferred tax asset.

Inventory

The margins at which the Company's inventories can be sold are central to its business. In accordance with generally accepted accounting principles, inventories are stated at the lower of cost or market. The Company utilizes the retail method, under which a cost-to-price relationship is developed on the basis of original cost as compared to initial retail selling price. The valuation of inventories at cost and the resulting margins are calculated by applying this cost-to-price relationship to the retail value of inventories. Permanent markdowns, when taken, reduce both the cost and price components of inventory on hand, which maintains the established cost-to-price relationship. Consequently, the use of the retail inventory method results in valuing inventories at lower of cost or market. Inherent in the retail inventory method are management judgments and estimates on current and future selling value of the inventory which can significantly impact the ending inventory valuation at cost as well as resulting margins.

The necessity for management estimates, coupled with the fact that the retail inventory method is an averaging process, can produce inventory costs at any point in time that are inexact.

Further, deferred markdowns can result in an overstatement of cost under the lower of cost or market principle. Accordingly, at fiscal year-end, management conducts a thorough review of inventory on hand and, based on its judgment, may reduce further the carrying cost of inventory by recording a mark-down reserve for inventory with sales performance below expectations and/or quantities in excess of expectations. Taking a year-end reserve reduces the inventory recorded on the Company's balance sheet and is charged against the Company's cost of sales for the year just ended.

If inventories, net of reserves, were overestimated at the end of a year, assets and income for that year would be overstated and margins for the beginning of the next year would come in lower. Accordingly, inventory valuation is one of the Company's important accounting matters.

The Company's management believes that the inventory shown on the balance sheets at February 2, 2002 and February 3, 2001 included in the financial statements contained in this Annual Report (this "Report") were properly stated in all material respects subject to unforeseen (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) changes in weather patterns, (iii) risks associated with the seasonality of the retail industry, (iv) risks related to consumer acceptance of the Company's products, and (v) war risks.

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

In accordance with generally accepted accounting principles, the Company records a liability for IBNR Claims for each fiscal year. This liability is based on (i) a comparison between the dates claims were incurred in prior years and the dates they were paid, (ii) an analysis of the amounts previously paid, (iii) projections of inflation in medical costs and (iv) advice from time to time from its insurance broker with respect to damages for personal injuries and for workers' compensation benefits and from an insurance consultant with respect to its benefit plans for associates. (The Company has insurance policies with coverage for personal injury claims but it remains liable for a self-insured retention. The Company is self-insured for most workers' compensation benefits and for its medical, dental and prescription plans for associates but it has stop loss insurance policies to limit its liability.)

If the outcome of claims subsequently made with respect to a fiscal year were to exceed the IBNR liability for that year, the liabilities on the balance sheet would have been understated and income would have been overstated for the year in question. Accordingly, a well-reasoned liability for IBNR Claims reflected in the Company's balance sheet is one of the Company's important accounting matters.

The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ. The use of different estimates or assumptions would change the amount being recorded.

The Company's management believes that the liability for IBNR Claims reflected in the balance sheets at February 2, 2002 and February 3, 2001 included in the financial statements contained in this Report were fairly stated in all material respects subject to the uncertainties of litigation and the risk of greater than anticipated inflation in medical costs.

Realization of Net Deferred Tax Asset

Future realization of the tax benefits, which totaled $0.8 million at February 2, 2002, attributable to the Company's net deferred tax asset ultimately depends on the existence of sufficient taxable income in the pertinent tax jurisdictions within the carryback and/or carryforward period available under the relevant tax law at the time of the tax deduction. (The state tax net operating loss carryforwards included in the Company's net deferred tax asset are scheduled to expire in 2003 through 2017.) Management's assessment is that the Company's net deferred tax asset will be realized through future taxable earnings or available carrybacks subject to (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) the impact of competition and pricing, (iii) changes in weather patterns, (iv) risks associated with the seasonality of the retail industry, (v) risks related to consumer acceptance of the Company's products, and (vi) war risks.

In assessing the likelihood of future taxable income, management analyzes taxable income (loss) reported in recent years, current national retail industry sales trends and long term national economic trends. Management's assessment is most reliable with respect to the assets with expiration dates farthest in the future because of the longer time in which income can be earned to make the tax benefits from those assets available.

In the event new circumstances make the future realization of these tax benefits less likely than not, the asset will be written off and charged to income.

Private Label Credit Cards Issued By The Bank

The Company and World Financial Network National Bank (the "Bank") are parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (as amended, the "Credit Card Program Agreement").

Under the Credit Card Program Agreement the Bank issues credit cards to Company customers who apply to the Bank. Net credit transaction volume with the Bank was $100.0 million in fiscal 2001 and $101.7 million in fiscal 2000. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company's AVENUE(R) service mark and the Bank's name. The credit cards are used only for merchandise offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

In accordance with generally accepted accounting principles, the Company does not include the receivable asset created under the Credit Card Program Agreement in the Company's accounts receivable on its balance sheets because the Company has no interest in the customer accounts or receivables and, depending on the circumstances, might not purchase the accounts from the Bank upon the expiration of the contractual term. In this connection, it should be noted that the Credit Card Program Agreement states that (i) the Bank is the sole and exclusive owner of all customer accounts, (ii) the Company has no interest in the customer accounts and (iii) the Bank is the creditor in respect of receivables (defined in the Credit Card Program Agreement as amounts owed with respect to retail purchases, finance charges, deferred finance charges, other fees and charges for sales tax). Receivables as defined in the Credit Card Program Agreement were $76.8 million at February 2, 2002 and $79.2 million at February 3, 2001. Also, when the Credit Card Program Agreement expires, currently scheduled for February 28, 2007, the Company shall have the right to purchase the customer accounts from the Bank for a price equal to the receivables and the Bank shall have the right to require the Company to purchase the customer accounts at that price if the Company decides to commence a private label credit card program on its own or through another issuer of credit cards.

As to the Company's income statements, general, administrative and store operating expenses were offset in part by premiums received from the Bank of $1.9 million in fiscal 2001 and $3.9 million in fiscal 2000.

The credit card program premium (or discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank based on the volume of credit card program processing activities performed by the Bank. In fiscal 2001, there was a material decline in royalties.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program, which, for up to the first $85 million of receivables, means the one-year Constant Maturities Treasury ("CMT") rate plus 25 basis points to be reset every three months (the published CMT rate was 2.23% per annum at March 18, 2002) with the CMT rate not to be more than 6.75% per annum and not to be less than 5% per annum for the purpose of this calculation. (The Bank's receivables for the program were less than $85 million at February 2, 2002, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowings of a trust for the purpose of securitizing receivables.)

The decline in royalties from the Bank in fiscal 2001 from fiscal 2000 was principally due to an increase in the rate of write-offs by the Bank of receivables, partially offset by a decrease in the cost of funds. There is no assurance that the rate of write-offs will not continue to increase or that the cost of funds will not begin to increase, either of which contingencies would reduce the amount of royalties.

Store Expansion

The Company leased 555 stores at February 2, 2002, of which 399 stores were in strip shopping centers, 129 stores were in malls, 21 stores were in downtown shopping districts and 6 stores were in outlet malls. Total retail selling space was 2.4 million square feet at February 2, 2002 and 2.2 million square feet a year earlier. In fiscal 2001, the Company opened 57 new stores with an average of approximately 4,600 square feet of retail selling space and closed 25 smaller stores. Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization of property and equipment were related principally to assets in stores and were $11.0 million in fiscal 2001 and $9.2 million in fiscal 2000.

The Company has made commitments to lease and open approximately 25 new stores during fiscal 2002. Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

Shop@Home

The Company has entered an additional channel of distribution for its merchandise, Internet and catalog (collectively, "shop@home") sales, to seek to expand brand awareness.

The Company has mailed AVENUE catalogs since September 2000. The Company has operated an Internet site (www.avenue.com) since November 2000. The catalog and website feature the Company's proprietary brands, AVENUE(R) apparel and accessories, AVENUE BODY(R) lingerie and CLOUDWALKERS(R) footwear. CLOUDWALKERS(R) footwear is also available at another Internet site (www.cloudwalkers.com) operated by the Company.

Fulfillment of shop@home sales is outsourced under a contract that will expire in August 2002. The Company is adding a fulfillment operation at the Company's national distribution center in Troy, Ohio.

There is no assurance of gross profit on shop@home sales.

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

Tax Matters

The Company's federal income tax returns for fiscal 1994, fiscal 1995 and fiscal 1996 were audited by the Internal Revenue Service and settled except for the disallowance of a refund claim by the auditor. The disallowance was affirmed by an IRS appeals officer and is the subject of mediation. The refund claim, which has not been recorded, would affect stockholders' equity positively rather than increasing the Company's earnings, if the disallowance were reversed or reduced in mediation.

Future Results

The Company cautions that any forward-looking statements (as such term is defined in the Reform Act) contained in this Report or otherwise made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, could affect the Company's actual results and could cause actual results for fiscal 2002 to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: war risk, changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company's manufacturers to deliver products in a timely manner; political instability and other risks associated with foreign sources of production; postal rate increases; increases in paper and printing costs; and availability of suitable store locations on appropriate terms.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold or issue financial instruments for trading purposes. Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material. See, however, the penultimate paragraph under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Private Label Credit Cards Issued By the Bank" for a discussion of the cost of funds associated with the credit cards that are co-branded with the Company's AVENUE(R) service mark and the name of the issuer of the cards, World Financial Network National Bank.

Item 8.   Financial Statements and Supplementary Data.

                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants

Consolidated Balance Sheets as of February 3, 2001 and February 2, 2002

Consolidated Statements of Income for each of the three fiscal years in the period ended February 2, 2002

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 2, 2002

Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended February 2, 2002

Notes to Consolidated Financial Statements



                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of UNITED RETAIL GROUP, INC.:


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of United Retail Group, Inc. and its subsidiaries (the "Company") at February 3, 2001 and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP


New York, New York
February 15, 2002


                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                               February 3,   February 2,
                                                  2001          2002
                                               ------------ -------------

                          ASSETS
Current assets:
   Cash and cash equivalents                       $36,781       $27,812
   Accounts receivable                               2,573         1,455
   Inventory                                        59,002        61,793
   Prepaid rents                                     4,425         4,860
   Other prepaid expenses                            3,555         3,454
                                               ------------ -------------
      Total current assets                         106,336        99,374

Property and equipment, net                         77,651        88,621
Deferred charges and other intangible assets,
  net of accumulated amortization of $2,656
  and $3,238                                         6,786         6,232
Deferred income taxes                                  589         1,184
Other assets                                           268         1,871
                                               ------------ -------------
    Total assets                                  $191,630      $197,282
                                               ============ =============


                          LIABILITIES
Current liabilities:
  Short-term distribution center financing          $1,367        $1,435
  Short-term capital leases                              -         1,491
  Accounts payable and other                        32,746        32,963
  Accrued expenses                                  22,373        20,339
  Deferred income taxes                                283           423
                                               ------------ -------------
    Total current liabilities                       56,769        56,651

Long-term distribution center financing              6,616         5,181
Long-term capital leases                                 -         7,213
Other long-term liabilities                          6,449         6,433
                                               ------------ -------------
    Total liabilities                               69,834        75,478
                                               ------------ -------------

Commitments and contingencies

                            STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value;
  authorized 1,000,000; none issued
  Series A junior participating
  preferred stock, $.001 par value;
  authorized 150,000; none issued
Common stock, $.001 par value; authorized
  30,000,000; issued 14,231,000 and
  14,236,000; outstanding 13,268,633
  and 13,203,633                                        14            14
Additional paid-in capital                          80,269        80,408
Retained earnings                                   45,703        46,133
Treasury stock (962,367 and 1,032,367
  shares), at cost                                  (4,190)       (4,751)
                                               ------------ -------------
    Total stockholders' equity                     121,796       121,804
                                               ------------ -------------
    Total liabilities and stockholders' equity    $191,630      $197,282
                                               ============ =============


The accompanying notes are an integral part of the Consolidated Financial Statements.



                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
              (dollars in thousands, except per share amounts)



                                     52 Weeks      53 Weeks     52 Weeks
                                     Fiscal Year  Fiscal Year  Fiscal Year
                                       Ended        Ended        Ended
                                     January 29,  February 3,  February 2,
                                       2000          2001         2002
                                    ------------  -----------  -----------


Net sales                              $382,631     $419,712     $427,040

Cost of goods sold, including
  buying and occupancy costs            282,754      323,153      326,101
                                    ------------  -----------  -----------

   Gross profit                          99,877       96,559      100,939

General, administrative and
  store operating expenses               77,778       91,474      100,299
                                    ------------  -----------  -----------

   Operating income                      22,099        5,085          640

Interest income, net                      1,688        1,854          361
                                    ------------  -----------  -----------

  Income before income taxes             23,787        6,939        1,001

Provision for income taxes                7,638        2,719          571
                                    ------------  -----------  -----------

   Net income                           $16,149       $4,220         $430
                                    ============  ===========  ===========

Earnings per share
  Basic                                   $1.23        $0.32        $0.03
                                    ============  ===========  ===========
  Diluted                                 $1.17        $0.31        $0.03
                                    ============  ===========  ===========

Weighted average number of
  shares outstanding
   Basic                             13,156,310   13,301,510   13,241,110
   Common stock equivalents
      (stock options)                   695,794      213,213      200,773
                                    ------------  -----------  -----------
   Diluted                           13,852,104   13,514,723   13,441,883
                                    ============  ===========  ===========


The accompanying notes are an integral part of the Consolidated Financial Statements.



                                UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (dollars in thousands)


                                                                   52 Weeks      53 Weeks       52 Weeks
                                                                  Fiscal Year   Fiscal Year   Fiscal Year
                                                                    Ended         Ended         Ended
                                                                  January 29,   February 3,   February 2,
                                                                    2000           2001          2002
                                                                 ------------  ------------- -------------
Cash Flows From Operating Activities:
    Net income                                                       $16,149         $4,220          $430
Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation and amortization of property and equipment            7,031          9,202        10,975
    Amortization of deferred charges and other intangible assets         416            462           607
    Loss on disposal of assets                                           568            779           405
    Compensation expense                                                 311            311           311
    Provision for (benefit from) deferred income taxes                  (527)         1,452          (455)
    Deferred lease assumption revenue amortization                      (402)          (360)         (300)
    Tax benefit from exercise of stock options                           710             16             0
Changes in operating assets and liabilities:
    Accounts receivable                                                 (633)        (1,427)        1,118
    Inventory                                                         (9,759)        (3,679)       (2,791)
    Accounts payable and accrued expenses                              2,443          8,681        (1,929)
    Prepaid expenses                                                     110         (1,715)         (334)
    Income taxes payable                                                (402)           (95)          311
    Other assets and liabilities                                        (878)           234        (1,102)
                                                                 ------------  ------------- -------------
Net Cash Provided from Operating Activities                           15,137         18,081         7,246
                                                                 ------------  ------------- -------------

Investing Activities:
    Capital expenditures                                             (23,271)       (24,490)      (22,378)
    Proceeds from sale-leaseback transaction                               -              -         8,249
    Deferred payment for property and equipment                          268           (536)          101
    Proceeds from sale of investment and lease                           387            200            28
                                                                 ------------  ------------- -------------
Net Cash Used in Investing Activities                                (22,616)       (24,826)      (14,000)
                                                                 ------------  ------------- -------------

Financing Activities:
    Issuance of loans to officers                                       (604)          (235)         (180)
    Treasury stock acquired                                             (214)          (307)         (561)
    Proceeds from exercise of stock options                              373            164            26
    Repayments of long-term debt                                      (1,136)        (1,189)       (1,367)
    Payments on capital lease obligations                                  -              -          (115)
    Other                                                               (115)          (130)          (18)
                                                                 ------------  ------------- -------------
Net Cash Used in Financing Activities                                 (1,696)        (1,697)       (2,215)
                                                                 ------------  ------------- -------------

Net decrease in cash and cash equivalents                             (9,175)        (8,442)       (8,969)
Cash and cash equivalents, beginning of period                        54,398         45,223        36,781
                                                                 ------------  ------------- -------------
Cash and cash equivalents, end of period                             $45,223        $36,781       $27,812
                                                                 ============  ============= =============





The accompanying notes are an integral part of the Consolidated Financial Statements.





                                  UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (shares and dollars in thousands)


                                Common         Common
                                Stock          Stock       Additional                  Treasury        Total
                                Shares         $.001        Paid-in      Retained       Stock,      Stockholders'
                              Outstanding     Par Value     Capital      Earnings       at Cost        Equity

Balance, January 30, 1999          13,090           $14       $77,458       $25,334       ($1,659)      $101,147
                             -------------  ------------  ------------  ------------  ------------  -------------

Exercise of stock options             427                       2,123                                      2,123
Treasury stock                       (228)                                                 (2,224)        (2,224)
Loans to officers                                                (344)                                      (344)
Compensation expense                                              311                                        311
Tax benefit from exercise
  of stock options                                                710                                        710
Other                                                            (115)                                      (115)
Net income                                                                   16,149                       16,149
                             -------------  ------------  ------------  ------------  ------------  -------------

Balance, January 29, 2000          13,289            14        80,143        41,483        (3,883)       117,757
                             -------------  ------------  ------------  ------------  ------------  -------------

Exercise of stock options              41                         164                                        164
Treasury stock                        (61)                                                   (307)          (307)
Loans to officers                                                (235)                                      (235)
Compensation expense                                              311                                        311
Tax benefit from exercise
  of stock options                                                 16                                         16
Other                                                            (130)                                      (130)
Net income                                                                    4,220                        4,220
                             -------------  ------------  ------------  ------------  ------------  -------------

Balance, February 3, 2001          13,269            14        80,269        45,703        (4,190)       121,796
                             -------------  ------------  ------------  ------------  ------------  -------------

Exercise of stock options               5                          26                                         26
Treasury stock                        (70)                                                   (561)          (561)
Loans to officers                                                (180)                                      (180)
Compensation expense                                              311                                        311
Other                                                             (18)                                       (18)
Net income                                                                      430                          430
                             -------------  ------------  ------------  ------------  ------------  -------------

Balance, February 2, 2002          13,204           $14       $80,408       $46,133       ($4,751)      $121,804
                             =============  ============  ============  ============  ============  =============



The accompanying notes are an integral part of the Consolidated Financial Statements.





                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description and Basis of Presentation

United Retail Group, Inc. ("United Retail") is a specialty retailer of large-size women's fashion apparel, footwear and accessories, featuring AVENUE(R) brand merchandise, operating over 550 stores throughout the United States.

The consolidated financial statements include the accounts of United Retail and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year balances have been reclassified to conform with the current year presentation.


2. Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Fiscal 1999 and fiscal 2001 consisted of 52 weeks and ended on January 29, 2000 and February 2, 2002, respectively. Fiscal 2000 consisted of 53 weeks and ended on February 3, 2001.

Net Revenues

Revenues include sales from all stores operating during the period, the Company's catalog and website operations. Revenues are net of returns and exclude sales tax. Revenue is recognized when title and risk of loss have passed to the customer, which for stores is at the point of sale and for catalog and internet sales is at the point of destination. The Company recognizes sales upon redemption of gift certificates. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", the Company has changed its method of accounting for layaway sales. Historically, layaway revenue was recorded at the time of the initial payment. Starting in fiscal 2000, the Company defers revenue on layaway sales until the merchandise is picked up by the customer. The Company adopted the change in accounting principle by recording a cumulative effect adjustment in the first quarter of fiscal 2000. The revenue adjustment related to this change was $98,000. This change in accounting did not have a material effect on the Company's financial position or annual results of operations.

Shipping and Handling Costs

Shipping and handling revenue is included in net sales. Shipping and handling costs are included in general, administrative and store operating expenses. During fiscal 1999, fiscal 2000 and fiscal 2001, shipping and handling costs were $161,000, $1,354,000 and $1,093,000, respectively.

Marketing Costs

The Company expenses marketing costs when the event occurs. Marketing expense included in cost of goods sold in the accompanying consolidated statements of income, was $12.6 million, $16.0 million, and $15.3 million in fiscal 1999, 2000, and 2001, respectively.

Earnings Per Share

Earnings per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Earnings per basic share is computed based upon the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options on the weighted average shares outstanding.

The computation of earnings per diluted share excludes options to purchase 65,500, 458,572 and 845,072 shares of common stock in fiscal 1999, 2000 and 2001, respectively, because the options' exercise prices were greater than the average market price of the common shares.

Cash and Cash Equivalents

The Company considers cash on hand, bank deposits, money market funds and short-term investments with maturities of less than 90 days, when purchased, as cash and cash equivalents. Cash and cash equivalents also includes proceeds of credit card sales prior to the end of the fiscal period that were remitted as cash within five days after the end of the fiscal period in question.

Inventory

Inventory is stated at the lower of cost or market utilizing the retail method. An average cost flow assumption is used.

Long-Lived Assets

Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives of 40 years for the distribution center building, the lesser of the useful life or the life of the lease for leasehold improvements and furniture and fixtures, 20 years for material handling equipment and 5 years for other property. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance, repairs and minor renewals are charged to expense as incurred. Renewals and betterments which extend service lives are capitalized.

Goodwill, as of February 3, 2001 and February 2, 2002 of $5.8 million and $5.6 million, respectively, represents the excess cost over the fair market value of the net assets of businesses acquired by the Company. Goodwill is being amortized over a 40-year period using the straight-line method.

The Company acquired certain trademarks during fiscal 2000 and fiscal 2001 in the amounts of $100,000 and $12,000, respectively. These trademarks are being amortized over 15-year periods using the straight-line method.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates and assumptions relate to inventory, insurance, useful lives of assets and deferred tax assets.

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

Stock Options

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting For Stock-Based Compensation."

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. Upon the adoption of SFAS No. 142 the Company will be required to reassess the useful lives of all intangible assets and will no longer be amortizing goodwill. Additionally, goodwill will be subject to an impairment test upon adoption and annually thereafter. The impairment test for goodwill is a two-step process. SFAS No. 142 introduces the concept of assessing goodwill impairment at the reporting unit level. Within six months of adoption of SFAS No. 142, the Company will complete the first step of the transitional impairment test, which consists of comparing the carrying amount of the net assets of the reporting unit, including goodwill, to its fair value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed as soon as possible, but no later than the end of the year of adoption. The second impairment test consists of comparing the implied fair value (as defined in SFAS No. 142) of the reporting unit's goodwill to its carrying value.

The Company will adopt SFAS No. 142 in the first quarter of fiscal 2002. The Company has approximately $5,611,000 in goodwill as of February 2, 2002 and amortizes approximately $206,000 on an annual basis. As a result of the adoption of SFAS No. 142, the Company will no longer be amortizing its goodwill which will result in a reduction in operating expense. (The Company does not have any intangible assets with indefinite lives, other than goodwill.) Management is in the process of performing the impairment assessment required under SFAS No. 142. Given the complexities involved in adopting certain provisions of this statement, it is not practicable to reasonably estimate the impact of adopting SFAS No. 142 on the fiscal 2002 consolidated financial statements as of the date of these financial statements, including whether any transitional impairment losses will be required to be recognized. However, should such impairment exist, SFAS No. 142 provides that any impairment loss recognized as a result of adopting this statement would be recorded as a cumulative effect of a change in accounting principle in the Company's income statement for fiscal 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement is effective for fiscal years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," establishe a single accounting model for the disposal of long-lived assets, provide impairment criteria for all amortizable intangible assets and eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 extends discontinued operations reporting to any component of an entity with operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company is currently evaluating the impact, if any, of adopting SFAS No. 144 on the financial statements for fiscal 2002.

3. Property and Equipment

Property and equipment, at cost, consists of (dollars in thousands):

                                                          February 3,             February 2,
                                                             2001                     2002
                                                          -------------          --------------
Land                                                          $2,176                   $2,176
Buildings                                                     10,574                   10,574
Furniture, fixtures and equipment                             76,830                   88,307
Leasehold improvements                                        40,880                   48,266
Beneficial leaseholds                                          5,825                    5,082
Construction in progress                                       1,586                      126
                                                              -------------------------------
                                                             137,871                  154,531

Accumulated depreciation and
  amortization, including beneficial
  leaseholds of $5,485 and $4,872                            (60,220)                (65,910)
                                                             --------------------------------
Property and equipment, net                                  $77,651                  $88,621
                                                             =================================

Furniture, fixtures and equipment include approximately $8.2 million of assets under capital leases arising under a sale and leaseback agreement (See Note 5).


4. Accrued Expenses

Accrued expenses consist of (dollars in thousands):

                                                          February 3,              February 2,
                                                            2001                     2002
                                                         ---------------        --------------
Occupancy expenses                                            $3,795                   $3,391
Payroll related expenses                                       3,298                    2,940
Customer cash liability                                        2,583                    2,795
Insurance payable                                              2,305                    2,695
Credit processing                                              2,115                    1,431
Sales taxes payable                                            1,258                    1,237
Other                                                          7,019                    5,850
                                                             --------------------------------
                                                             $22,373                  $20,339
                                                             ================================

5. Leased Facilities and Commitments

The Company leases its retail store locations, office facilities and certain equipment under operating leases. Annual store rent is composed of a fixed minimum amount, plus contingent rent based upon a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments to the landlord covering taxes, maintenance and certain other expenses.


Rent expense was as follows (dollars in thousands):

                                                             Fiscal           Fiscal          Fiscal
                                                              1999             2000            2001
                                                           -------------------------------------------

Fixed minimum                                              $38,208            $41,395        $45,924
Percentage                                                     126                121            103
                                                           -------------------------------------------
Total rent                                                  38,334             41,516         46,027
Equipment and other                                            381                393            414
                                                           -------------------------------------------
Total rent expense                                         $38,715            $41,909        $46,441
                                                           ===========================================

At February 2, 2002, the Company was committed under store leases with initial terms typically ranging from 1 to 15 years and with varying renewal options. Many leases entered into by the Company include options that may extend the lease term beyond the initial commitment period. Some leases also include early termination options which can be exercised under specific conditions.
At January 29, 2000, February 3, 2001 and February 2, 2002, accrued rent expense amounted to $6.0 million, $6.5 million and $7.2 million, respectively, of which $5.3 million, $6.0 million and $6.4 million, respectively, is included in "Other long-term liabilities".

In January 2002, the Company executed a five-year $8.2 million sale and lease back agreement for certain fixtures in new and remodeled stores. The lease bears an interest rate of 7.0% per annum. The Company was required to pay sales tax as part of the agreement. The agreement provides for equal monthly rent payments beginning February 2002 and gives the Company the option of buying back the fixtures at the end of the term for a nominal price.

In January 2002, the Company executed a three-year $0.6 million capital lease agreement bearing interest at 6.13% per annum for call center systems in its distribution center. The Company has the option of buying the systems at the end of the term for a nominal price.

The following is a schedule by year of approximate minimum lease payments (dollars in thousands) under operating and capital leases:

                                                     Operating        Capital
                                                     ---------       ---------

     2002                                             $49,597         $2,005
     2003                                              42,285          2,169
     2004                                              41,340          2,169
     2005                                              37,356          1,960
     2006                                              33,468          1,960
     Thereafter                                       139,735              0
                                                    ----------       -------
     Total minimum lease payments                    $343,781        $10,263
                                                     ========
     Less: imputed interest                                           (1,559)
                                                                     --------
     Present value of minimum lease payments                          $8,704
                                                                     ========


6. Long-term Debt

Long-term debt consists of (dollars in thousands):

                                                 February 3,        February 2,
                                                    2001               2002

  7.30% Note due 2003                                $2,373             $1,536
  8.64% Mortgage due 2009                             5,610              5,080
                                                  ----------------------------
  Total debt                                         $7,983             $6,616
  Less current maturities                             1,367              1,435
                                                  ----------------------------
  Long-term debt                                     $6,616             $5,181
                                                   ===========================



A schedule by year of principal maturities of long-term debt are as follows (dollars in thousands):

                                                                 Debt
                                                              Maturities
                                                              ----------
          2002                                                  $1,435
          2003                                                   1,220
          2004                                                     636
          2005                                                     693
          2006                                                     755
          Thereafter                                             1,877
                                                                ------
          Total                                                 $6,616
                                                                ======

In 1993, the Company executed a ten-year $7.0 million note bearing interest at 7.3% per annum. Interest and principal are payable in equal monthly installments beginning November 1993. The note is collateralized by the material handling equipment in the distribution center owned by the Company in Troy, Ohio.

In 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64% per annum. Interest and principal are payable in equal monthly installments beginning May 1994. The loan is collateralized by a mortgage on its national distribution center.

The Company and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies to support trade letters of credit and standby letters of credit and to finance loans which could be used for working capital and general corporate purposes.

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

At February 2, 2002, the combined availability of the Companies was $11.3 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $28.7 million and no loan had been drawn down. The Company's cash and cash equivalents of $27.8 million was unrestricted.

7. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and trade payables approximate fair value because of the short-term maturity of these items. Advances to an officer approximate fair value because interest is payable annually in cash at the prime rate. The fair value of long-term debt (distribution center financing and capital leases), including the current portion, is estimated to be $15.4 million for fiscal 2001 based on the current rates quoted to the Company for debt of the same or similar issues.

8. Income Taxes

The provision for income taxes consists of (dollars in thousands):

                                                  Fiscal          Fiscal              Fiscal
                                                   1999            2000                2001
                                                --------------------------------------------
   Currently payable:
      Federal                                     $7,539             $977                $754
      State                                          626              290                 272
                                                ---------------------------------------------
                                                   8,165            1,267               1,026
                                                  -------------------------------------------
   Deferred:
      Federal                                        537            1,342                (374)
      State                                       (1,064)             110                 (81)
                                               -----------------------------------------------
                                                    (527)           1,452                (455)
                                                  --------------------------------------------
  Provision for income taxes                      $7,638           $2,719                $571
                                              ================================================

Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows:

                                                           Fiscal              Fiscal              Fiscal
                                                           1999                 2000                2001
                                                         ------------------------------------------------
Statutory Federal income
     tax rate                                               35.0%               35.0%               35.0%
State income taxes, net of
     Federal benefit                                         4.1                 5.4                12.4
Benefit from state net operating
     losses ("NOL's")                                       (2.1)               (2.6)                0.0
Goodwill amortization                                        0.3                 1.1                 7.2
Other                                                       (0.2)                0.3                 2.4
                                                          -------------------------------------------------
Sub-total                                                   37.1                39.2                57.0
Deferred tax asset recognized
     for state NOL's                                        (5.0)                0.0                 0.0
                                                          -------------------------------------------------
                                                            32.1%               39.2%               57.0%
                                                          =================================================

In fiscal 1999, the Company recorded a $1.2 million deferred tax asset related to state NOL's, which had previously not been recognized because the realization of any tax benefit from the state NOL's had been considered remote.

Significant components of the Company's deferred tax assets and liabilities are summarized below (dollars in thousands):

                                              February 3,          February 2,
                                                 2001                 2002
                                              ------------         ------------
      Net long-term asset:
      Accruals and reserves                      $2,622              $2,911
      State NOL's                                 1,080               1,360
      Compensation                                  324                 444
      Depreciation                               (3,437)             (3,531)
                                              -----------------------------
                                                    589               1,184
                                              -----------------------------
      Net current liability:
      Prepaid rent                                1,701               1,861
      State NOL's                                  (280)                  -
      Accruals and reserves                        (389)               (385)
      Inventory                                    (749)             (1,053)
                                               -----------------------------
                                                    283                 423
                                               ----------------------------

      Net deferred tax asset                       $306                $761
                                              ==============================



Future realization of the tax benefits attributable to the existing deductible temporary differences and state tax NOL carryforwards ultimately depends on the existence of sufficient taxable income in the appropriate tax jurisdiction within the carryback and/or carryforward period available under the tax law at the time of the tax deduction. Based on management's assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings or available carrybacks. The NOL's are scheduled to expire beginning in tax years ending 2003 through 2017.


9. Related Party Transactions

The Company previously shared a store location with a subsidiary of The Limited, Inc. ("The Limited") and was charged by The Limited for occupancy costs through January 2001. These occupancy charges increased cost of goods sold, including buying and occupancy costs, by $73,000 in both fiscal 1999 and fiscal 2000.

From fiscal 1999 through fiscal 2001, an affiliate of the Chairman of the Board of the Company, American Licensing Group, L.P. ("ALGLP") (in which he holds an 80% interest), provided management and administrative services to a subsidiary of The Limited, American Licensing Group, Inc., for a base annual fee and profit sharing fee, the profit sharing fee being the lower of one-third of net profits or $150,000 per annum.

During fiscal 1999, fiscal 2000, and fiscal 2001, the Company incurred expenses under certain Sublicensing Agreements with respect to trademarks to American Licensing Group, Inc. in the amounts of $353,000, $306,000, and $0, respectively, and to ALGLP in the amounts of $365,000, $181,000 and $12,000, respectively. American Licensing Group, Inc. and ALGLP, in turn, incurred expenses with respect to the trademarks under certain Licensing Agreements with the owner of the trademarks. The Sublicensing Agreements between the Company and American Licensing Group, Inc. and ALGLP, respectively, were terminated as of November 30, 2000.


10. Retirement Plan

The Company maintains a qualified defined contribution pension plan. Generally, an employee is eligible to participate in the plan if the employee has completed one year of full-time continuous service. The Company makes a 50% match of a portion of employee savings contributions.

The Company also maintains a non-qualified defined contribution pension plan. The Company makes a 50% match of a portion of employee savings contributions for those associates whose contributions to the qualified plan are limited by IRS regulations, as well as retirement contributions for certain grandfathered associates equal to 6% of those associates' compensation.

Pension costs for all benefits charged to income during fiscal 1999, fiscal 2000 and fiscal 2001 were approximately $365,000, $338,000 and $396,000, respectively.


11. Stockholders' Equity

Coincident with the completion of its initial public offering on March 17, 1992, the Company's certificate of incorporation was amended to provide for only one class of Common Stock, par value $.001 per share, with 30 million shares authorized. The Company also authorized 1 million shares of Preferred Stock, par value $.001 per share, to be issued from time to time, in one or more classes or series, each such class or series to have such preferences, voting powers, qualifications and special or relative rights and privileges as shall be determined by the Board of Directors in a resolution or resolutions providing for the issuance of such class or series of Preferred Stock. The Company has paid no cash dividends and expects to retain any future earnings for expansion of its business rather than to pay cash dividends in the foreseeable future. Additionally, certain loan agreements, to which the Company is a party, impose restrictions on the payment of dividends.

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


12. Stock Options

The Company has four stock option plans in operation. (In addition, two officers hold separate stock options approved by the stockholders.)

Two of the stock option plans have options available to be granted. Under these two plans, employees of the Company whose judgment, initiative and efforts may be expected to contribute materially to the successful performance of the Company are eligible to receive options. Non-employee Directors also receive annual grants of options. The options granted vest beginning one year from the date of grant, and vest fully after five years, subject to acceleration under certain circumstances. The options granted expire ten years after the date of grant. Options are granted, and the plans are administered, by the Compensation Committee of the Board of Directors, composed of non-employees of the Company.


A summary of stock option activity follows:


                                                                                                    Weighted
                                                                           Number of                 Average
Fiscal 1999                                                                  Shares               Exercise Price
                                                                          ---------------------------------------

Options outstanding at beginning of period                                     1,678,400                $6.08
Options granted                                                                   92,000               $11.32
Options exercised                                                                427,900                $4.96
Options canceled                                                                  66,900               $10.32
Options outstanding at end of period                                           1,275,600                $6.61
Options available for grant at end of period                                     345,000
Options exercisable at end of period                                             507,706                $6.74


                                                                                                    Weighted
                                                                            Number of               Average
Fiscal 2000                                                                  Shares               Exercise Price
                                                                          ---------------------------------------

Options outstanding at beginning of period                                     1,275,600                $6.61
Options granted                                                                  151,500                $8.15
Options exercised                                                                 40,200                $4.08
Options canceled                                                                  57,828                $8.33
Options outstanding at end of period                                           1,329,072                $6.79
Options available for grant at end of period                                     204,500
Options exercisable at end of period                                             671,072                $6.72


                                                                                                    Weighted
                                                                            Number of                Average
Fiscal 2001                                                                  Shares               Exercise Price
                                                                          ---------------------------------------

Options outstanding at beginning of period                                     1,329,072                $6.79
Options granted                                                                  500,500                $8.71
Options exercised                                                                  5,000                $5.23
Options canceled                                                                 108,700                $5.62
Options outstanding at end of period                                           1,715,872                $7.42
Options exercisable at end of period                                             209,000
Options vested and outstanding at end of period                                  854,847                $6.66



A summary of stock options outstanding at year-end fiscal 2001 is as follows:


                                Options Outstanding                                Options Exercisable
----------------------------------------------------------------------      ---------------------------------
                                              Weighted
                                               Average
                                              Remaining        Average          Weighted
   Range of                     Number        Contractual     Exercise            Number           Average
Exercise Prices              Outstanding        Life            Price          Exercisable       Exercise Price

$  2.63 - $  3.25             86,100             5.2            $3.19           66,200             $3.19
$  4.13 - $  5.88            399,700             5.4            $5.25          300,100             $5.11
$  6.25 - $  8.80            680,072             5.8            $7.18          414,447             $7.50
$  8.99 - $ 12.08            529,000             8.7            $9.76           65,700            $10.83
$ 15.13 - $ 15.13             21,000             7.3           $15.13            8,400            $15.13
-----------------------------------------------------------------------------------------------------------
$  2.63 - $15.13           1,715,872             6.6            $7.42          854,847             $6.66

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under Opinion No. 25, compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. In May 1998, the stockholders issued non-qualified stock options whose market price at the date of grant exceeded the exercise price, which equaled the market price on the date of Board action. In accordance with Opinion No. 25, compensation expense is recorded ratably over the five-year vesting period of the options. The Company recognized $311,000 of related compensation expense in each fiscal year presented.

Substantially all of the options outstanding were authorized by the Company's stockholders, either directly or indirectly. Certain outstanding options were authorized directly by the Company's stockholders but most were issued in accordance with stock option plans authorized by them and administered by the Compensation Committee of the Board of Directors.

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

                                                                                 Fiscal           Fiscal          Fiscal
                                                                                  1999             2000            2001
                                                                                 ---------------------------------------------

Net income - as reported (dollars in thousands)                                    $16,149        $4,220            $430
Net income (loss) - pro forma (dollars in thousands)                               $15,585        $3,712           ($292)
Earnings per diluted share - as reported                                             $1.17         $0.31           $0.03
Earnings (loss) per diluted share - pro forma                                        $1.13         $0.27          ($0.02)


For the pro forma information, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                               Fiscal         Fiscal          Fiscal
                                                                                1999           2000             2001
                                                                               --------------------------------------------

              Expected dividend yield                                          0.00%             0.00%          0.00%
              Expected stock price volatility                                 50.00%            50.00%         50.00%
              Risk-free interest rate                                          6.60%             5.15%          4.59%
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


13.  Advances To Officers

Advances were made by the Company in February 1998, February 1999 and November 1999 to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with the exercise of stock options, totaling approximately $2.3 million. Cumulative interest on the advances at the prime rate through November 30, 2001 was approximately $0.5 million. On November 30, 2001 Mr. Benaroya signed a consolidated promissory note in the amount of approximately $2.8 million, representing the cumulative advances and accrued interest as of that date with a term of two years. Payment of the note is collateralized by a pledge of 899,719 shares of the Company's Common Stock, equivalent to the shares issued upon the option exercises. The note is a full recourse obligation. The principal of the note is payable in two installments, approximately $0.5 million on November 30, 2002 and the balance on November 18, 2003. Interest on the note is payable annually in cash at the prime rate.


14. Stock Appreciation Rights Plan

In May 2000 and May 2001, each nonmanagement Director received annual awards under the Company's Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him under the Company's 1999 Stock Option Plan in May 2000 or May 2001, as the case may be. The payment will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the sum of the exercise price of the corresponding option net of any personal income tax withholding on the gain arising from the exercise.


15. Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):


                                                             Fiscal          Fiscal         Fiscal
                                                               1999           2000           2001
                                                          ----------------------------------------
Interest income, net
     per statements of income                                $1,688          $1,854           $361
Non-cash interest expense (income)                               12             122           (259)
                                                             --------------------------------------
Net cash interest income,
     including interest income
     of $2,235, $2,638 and $920                              $1,700          $1,976           $102
                                                             ======================================
Income taxes paid                                            $7,843          $1,346           $715
                                                             ======================================


Financing activities include the non-cash exercise of 350,000 stock options in fiscal 1999 with the exercise price paid by surrendering Common Stock held with a market value equal to the cash payment in lieu of cash payment. Also included in financing activities is a repayment of an officer loan in fiscal 1999 with the repayment made by surrendering Common Stock with a market value equal to the principal and interest, in lieu of cash payment.

Investing activities includes $8.8 million related to capital lease obligations incurred during fiscal 2001.


16. Segment Information

The Company operates its business in two reportable segments split by channels of distribution: Avenue Retail (retail stores) and Shop @ Home (internet and catalog). In deciding how to allocate resources and assess performance, the Company regularly evaluates the performance of its operating segments on the basis of net sales and earnings (losses) from operations.

Certain information relating to the Company's reportable operating segments is set forth below (dollars in thousands):

                                                   Fiscal             Fiscal
                                                    2000               2001
                                                  -----------        ----------

Net sales:
         Avenue Retail                             $410,049           $415,553
         Shop @ Home                                  9,663             11,487
                                                   --------           --------
                                                   $419,712           $427,040
                                                   ========           ========

Earnings (loss) from operations (1):
         Avenue Retail                              $22,773            $16,987
         Shop @ Home                                 (8,172)            (6,856)
                                                   ---------          ---------
                                                    $14,601            $10,131


(1) Represents earnings (loss) from operations before unallocated corporate expenses and net interest income.

The Company evaluates the performance of its assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

The following table sets forth a reconciliation of the reportable segments' earnings (loss) from operations to the Company's consolidated income before income taxes (dollars in thousands):


                                                Fiscal             Fiscal
                                                 2000               2001
                                                ------             ------
Earnings (loss) from operations
   for reportable segments                      $14,601            $10,131

Unalloctaed corporate expenses                   (9,516)            (9,491)

Interest income, net                              1,854                361
                                                -------            -------
Income before income taxes                       $6,939             $1,001
                                                 ======            =======


17.  Contingencies

The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will not have a material adverse effect on the Company's financial position, annual results of operations or cash flows.


18.  Supplemental Financial Data (Unaudited)
     (dollars in thousands, except per share data)


                                                                                Fiscal 2000
                                                      ----------------------------------------------------------
                                                          Qtr 1           Qtr 2          Qtr 3         Qtr 4
                                                      ----------------------------------------------------------

Net sales                                                $99,479(1)     $108,620(2)      $92,301     $119,312
Gross profit                                              25,812(1)       23,629(2)       20,648       26,470
Operating income (loss)                                    4,512           1,449          (2,165)       1,289
Net income (loss)                                         $2,908          $1,257         ($1,137)      $1,192
Net income (loss) per common share:
    Basic                                                  $0.22           $0.09          ($0.09)       $0.09
    Diluted                                                $0.21           $0.09          ($0.09)       $0.09


(1) Net sales and gross profit reflect a reclassification of $89,000 of shipping and handling income from general, administrative and store operating expenses.

(2) Net sales and gross profit reflect a reclassification of $107,000 of shipping and handling income from general, administrative and store operating expenses.



                                                                                       Fiscal 2001
                                                       ----------------------------------------------------------
                                                           Qtr 1           Qtr 2          Qtr 3         Qtr 4
                                                       ----------------------------------------------------------

Net sales                                                $108,877         $107,272        $96,641       $114,250
Gross profit                                               28,362           25,190         20,783         26,604
Operating income (loss)                                     4,803              127         (3,540)          (750)
Net income (loss)                                          $3,133             $207        ($2,286)         ($624)
Net income (loss) per common share:
    Basic                                                   $0.24            $0.02         ($0.17)        ($0.05)
    Diluted                                                 $0.23            $0.02         ($0.17)        ($0.05)



Supplementary Data
(dollars in thousands, except per share data)


                                                                           Fiscal 2000 (unaudited)
                                                             --------------------------------------------------------
                                                                Qtr 1           Qtr 2          Qtr 3         Qtr 4
                                                             --------------------------------------------------------
Net sales                                                     $99,479(1)     $108,620(2)      $92,301      $119,312
Gross profit                                                   25,812(1)       23,629(2)       20,648        26,470
Operating income (loss)                                         4,512           1,449          (2,165)        1,289
Net income (loss)                                              $2,908          $1,257         ($1,137)       $1,192
Net income (loss) per common share:
    Basic                                                       $0.22           $0.09          ($0.09)        $0.09
    Diluted                                                     $0.21           $0.09          ($0.09)        $0.09

(1) Net sales and gross profit reflect a reclassification of $89,000 of shipping and handling income from general, administrative and store operating expenses.

(2) Net sales and gross profit reflect a reclassification of $107,000 of shipping and handling income from general, administrative and store operating expenses.




                                                                            Fiscal 2001 (unaudited)
                                                     ---------------------------------------------------------------
                                                         Qtr 1           Qtr 2          Qtr 3           Qtr 4
                                                     ---------------------------------------------------------------

Net sales                                             108,877          $107,272        $96,641         $114,250
Gross profit                                           28,362            25,190         20,783           26,604
Operating income (loss)                                 4,803               127         (3,540)            (750)
Net income (loss)                                      $3,133              $207        ($2,286)           ($624)
Net income (loss) per common share:
    Basic                                               $0.24             $0.02         ($0.17)          ($0.05)
    Diluted                                             $0.23             $0.02         ($0.17)          ($0.05)


Information about the operating results of the Company's industry segments is contained in Note 16 of the notes to the Company's financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

The subsection captioned "Election of Directors - Business and Professional Experience" in the Proxy Statement is incorporated herein by reference.

In addition to Raphael Benaroya and George R. Remeta, who are described in the Proxy Statement, the executive officers of the Company are:

Kenneth P. Carroll, age 59, has been United Retail Group, Inc.'s Senior Vice President - General Counsel for more than five years.

Ellen Demaio, age 44, has been Senior Vice President - Merchandise of United Retail Incorporated for more than five years.

Carmen Blanco, age 45, has been Vice President - Sales of United Retail Incorporated since March 2001. Previously, she was an executive for more than four years at The Gap, Inc., most recently as a Zone Vice President for Old Navy stores, a retail chain.

James Broderick, age 48, has been Vice President - Shop @ Home of United Retail Incorporated since February 2000. Previously, he was Vice President - Merchandising of Personal Creations, Inc., a catalog company, from January 2000 to August 1999. Earlier, he was Vice President - Merchandising of Spiegel, Inc., a catalog company, since before 1997.

Raymond W. Brown, age 42, has been Vice President - Associate Services of United Retail Incorporated since May 1998. Previously, he was Vice President - Human Resources of National Merchants Management Corp., a management firm, since before 1997.

Julie L. Daly, age 47, has been Vice President - Shop @ Home Operations of United Retail Incorporated since November 2000. Previously, she was the Company's Vice President - Strategic Planning since before 1997.

Jeff Fink, age 43, has been Vice President - Real Estate of United Retail Incorporated since November 1999. Previously, he was Vice President - Real Estate of Party City, Inc., a retail chain, since August 1997. Earlier, he was Vice President - Real Estate of Famous Footwear, Inc., a retail chain, since before 1997.

Kent Frauenberger, age 55, has been Vice President - Logistics of United Retail Logistics Operations Incorporated for more than five years.

Brian French, age 41, has been Vice President - Construction of United Retail Incorporated since March 2001. Previously, he was Director of Store Construction of United Retail Incorporated since July 1999. Earlier, he was Director of Special Projects for Venator Group Realty, Inc., a mall operator, for a year. He was Director of Design and Project Development for Story Line Concepts, an amusement chain, from May 1998 to June 1997. He was Director of Store Planning and Construction for Warner Bros. Studio Stores, a retail chain, from May 1997 to before 1997.

Jon Grossman, age 44, has been Vice President - Finance of United Retail Group, Inc. for more than five year.

Paul McFarren, age 39, has been Vice President - Chief Information Officer of United Retail Incorporated since October 2000. Previously, he was Vice President of Worldwide Field Operations of LVMH, a consumer goods manufacturer, for two years. Earlier, he was a Senior Director for Corporate Systems of The Gap, Inc. from September 1998 to before 1997.

Cinthia Menolascino, age 43, has been Vice President - Product Design and Development of United Retail Incorporated since August 2001. She has been employed in design positions with the Company since February 1999. Previously, she was Vice President - Design of May Department Stores, a retail store chain, since before 1997.

Bradley Orloff, age 44, has been Vice President - Marketing of United Retail Incorporated for more than five years.

Gerald Schleiffer, age 50, has been Vice President - Planning and Distribution of United Retail Incorporated since August 1999. Previously, he was Vice President - Planning and Allocation of Nine West, Inc., a shoe retailer, between July 1999 and June 1998. Earlier, he was Director of Planning and Allocation of Value City Department Stores, Inc. between May 1998 and February 1997.

Fredric E. Stern, age 53, has been Vice President - Controller of United Retail Incorporated for more than five years.

The term of office of the Company's executive officers will expire immediately after the 2002 annual meeting of stockholders of United Retail Group, Inc., scheduled for May 2002.

Item 11.          Executive Compensation.
                  ----------------------

The section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The sections captioned "Security Ownership of Principal Stockholders" and "Security Ownership of Management" in the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

The sections captioned "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement are incorporated herein by reference.



PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

(a)        (1)    Consolidated Financial Statements of the Corporation for
                  Fiscal 2001 and Fiscal 2000 are included herein.
           (2)    Not applicable.
           (3)    The following exhibits are filed herewith:


         Number        Description

         10.1          Amendment, dated April 5, 2002, to Private Label
                       Credit Card Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank ("WFN")

         10.2 Amendment, dated December 29, 1999, to Private Label Credit Card Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and WFN

         10.3 Amendment, dated August 19, 1999, to Private Label Credit Card Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and WFN.

         10.4 Letter, dated March 1, 2002, to Raphael Benaroya with respect to the cost of living adjustment under the Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya

         10.5 Financial Statements of the Corporation's Retirement Savings Plan for the year ended December 31, 2001

         23.1          Consent of Independent Accountants for the Corporation.

         23.2 Consent of Independent Accounts for the Corporation's Retirement Savings Plan

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

         Number
       in Filing       Description

         10.1* Amendment, dated November 29, 2001, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya

         10.2* Amendment, dated November 29, 2001, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta

         10.3* Amendment, dated November 29, 2001, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll

         10.4*         Summary Plan Description for United Retail Group, Inc.
                       Incentive Compensation Program for Executives

         10.5 Amendment, dated October 1, 2001, to Private Label Credit Card Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and WFN (Confidential portions filed separately with the Secretary of the Commission)

         10.6* Promissory note, dated November 30, 2001, from Raphael Benaroya to the Corporation

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended August 4, 2001 is incorporated herein by reference:

         Number
       in Filing       Description

         10.1*         Restated Stock Appreciation Rights Plan

         The 2001 Stock Option Plan set forth as an appendix to the Corporation's proxy statement on Schedule 14A for its 2001 annual meeting of stockholders is incorporated herein by reference.*

         The following exhibit to the Corporation's Registration Statement on Form S-8 (Registration No. 333-44868) is incorporated herein by reference:

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

         Number
       in Filing       Description

          10.1* 1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya

          10.2* 1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta


         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

         Number
       in Filing       Description

          10.1 Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

          10.2 Private Label Credit Card Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and WFN

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

(b) No Report on Form 8-K was filed by the Corporation during the fourth quarter of Fiscal 2001.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                      UNITED RETAIL GROUP, INC.
             ---------------------------------------------------

Date: April 9, 2002              By: /s/ Raphael Benaroya
                                     ----------------------------------------
                                     Raphael Benaroya, Chairman of the Board,
                                     President and Chief
                                     Executive Officer


                               POWER OF ATTORNEY

         KNOWN ALL MEN BY THESE PRESENTS, that each Director whose signature appears below constitutes and appoints RAPHAEL BENAROYA and GEORGE R. REMETA, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in his capacity as a Director of United Retail Group, Inc., to sign any or all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2002.

Signature                           Title

/s/ Raphael Benaroya
------------------------------      Chairman of the Board,
Raphael Benaroya                    Principal Executive Officer
                                    President, Chief Executive
                                    Officer and Director

/s/ George R. Remeta
------------------------------      Vice Chairman,
George R. Remeta                    Principal Financial Officer
                                    Chief Administrative Officer,
                                    Secretary and Director


/s/ Jon Grossman
-------------------------           Vice President - Finance
Jon Grossman                        Principal Accounting Officer


-------------------------           Director
Joseph A. Alutto


-------------------------           Director
Russell Berrie


-------------------------           Director
Joseph Ciechanover


/s/ Michael Goldstein
-------------------------           Director
Michael Goldstein


/s/ Ilan Kaufthal
-------------------------           Director
Ilan Kaufthal


/s/ Vincent P. Langone
-------------------------           Director
Vincent P. Langone


/s/ Richard W. Rubenstein
-------------------------           Director
Richard W. Rubenstein