Form 10-Q
period 2002-04-05
UNITED RETAIL GROUP INC/DE
filed 2002-06-11
CIK 881905

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission file number  00019774
                        --------

                         United Retail Group, Inc.
    -------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                     51 0303670
------------------------------------                     ----------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                             Identification No.)

365 West Passaic Street, Rochelle Park, NJ               07662
------------------------------------------               ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (201) 845-0880
                                                    ---------------

-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

         As of May 4, 2002, 13,205,733 units, each consisting of one share of the registrant's common stock, $.001 par value per share, and one stock purchase right, were outstanding. The units are referred to herein as "shares."

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                             (dollars in thousands)


                                                                  May 4,         February 2,        May 5,
                                                                   2002             2002             2001
                                                               --------------   --------------   --------------
                                              ASSETS            (Unaudited)                       (Unaudited)
Current assets:
   Cash and cash equivalents                                         $23,141          $27,812          $34,702
   Accounts receivable                                                 1,703            1,455            2,902
   Inventory                                                          72,255           61,793           67,029
   Prepaid rents                                                       4,932            4,860            4,594
   Other prepaid expenses                                              3,025            3,454            3,551
                                                               --------------   --------------   --------------
      Total current assets                                           105,056           99,374          112,778

Property and equipment, net                                           89,155           88,621           80,700
Deferred charges and other intangible assets,
  net of accumulated amortization of $2,777, $2,761
  and $2,559                                                           6,216            6,232            6,434
Deferred income taxes                                                  1,515            1,184              838
Other assets                                                           1,146            1,871              766
                                                               --------------   --------------   --------------
    Total assets                                                    $203,088         $197,282         $201,516
                                                               ==============   ==============   ==============

                                              LIABILITIES
Current liabilities:
  Short-term distribution center financing                            $1,463           $1,435           $1,345
  Short-term capital leases                                            1,644            1,491                -
  Accounts payable and other                                          32,423           32,963           36,483
  Accrued expenses                                                    24,178           20,339           25,923
  Deferred income taxes                                                  746              423              419
                                                               --------------   --------------   --------------
    Total current liabilities                                         60,454           56,651           64,170

Long-term distribution center financing                                4,805            5,181            6,277
Long-term capital leases                                               6,652            7,213                -
Other long-term liabilities                                            6,440            6,433            6,203
                                                               --------------   --------------   --------------
    Total liabilities                                                 78,351           75,478           76,650
                                                               --------------   --------------   --------------



                                              STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; authorized
   1,000,000 shares; none issued
   Series A junior participating
   preferred stock, $.001 par value;
   authorized 150,000; none issued
Common stock, $.001 par value; authorized
   30,000,000 shares; issued
   14,238,100; 14,236,000; 14,231,000 shares;
   outstanding 13,205,733;
   13,203,633; 13,258,633 shares                                          14               14               14
Additional paid-in capital                                            80,465           80,408           80,292
Retained earnings                                                     49,009           46,133           48,836
Treasury stock (1,032,367; 1,032,367; 972,367
   shares) at cost                                                    (4,751)          (4,751)          (4,276)
                                                               --------------   --------------   --------------
    Total stockholders' equity                                       124,737          121,804          124,866
                                                               --------------   --------------   --------------
    Total liabilities and stockholders' equity                      $203,088         $197,282         $201,516
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



                UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
             (dollars in thousands, except per share amounts)
                                (unaudited)

                                               Thirteen Weeks Ended
                                         ---------------------------------

                                             May 4,            May 5,
                                              2002              2001
                                         ---------------   ---------------


Net sales                                      $115,574          $108,877

Cost of goods sold, including
  buying and occupancy costs                     84,789            80,515
                                         ---------------   ---------------

   Gross profit                                  30,785            28,362

General, administrative and
  store operating expenses                       26,013            23,559
                                         ---------------   ---------------

   Operating income                               4,772             4,803

Interest (expense) income, net                     (204)              194
                                         ---------------   ---------------

   Income before income taxes                     4,568             4,997

Provision for income taxes                        1,692             1,864
                                         ---------------   ---------------

   Net income                                    $2,876            $3,133
                                         ===============   ===============

Net income per share
  Basic                                           $0.22             $0.24
                                         ===============   ===============
  Diluted                                         $0.21             $0.23
                                         ===============   ===============

Weighted average number of
   shares outstanding
     Basic                                   13,204,118        13,264,677
     Common stock equivalents
             (stock options)                    228,747           143,930
                                         ---------------   ---------------
     Diluted                                 13,432,865        13,408,607
                                         ===============   ===============



The accompanying notes are an integral part of the Consolidated Financial
Statements.




                      UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                (dollars in thousands)
                                     (unaudited)

                                                                    Thirteen Weeks Ended
                                                                -----------------------------
                                                                   May 4,          May 5,
                                                                    2002            2001
                                                                -------------   -------------
Cash Flows From Operating Activities:
    Net income                                                        $2,876          $3,133
Adjustments to reconcile net income to net cash (used in)
  provided from operating activities:
    Depreciation and amortization of property and equipment            3,009           2,589
    Amortization of deferred charges and other
      intangible assets                                                  155             111
    Loss on disposal of assets                                             2               -
    Deferred compensation                                                104              78
    Provision for deferred income taxes                                   (8)           (113)
    Deferred lease assumption revenue amortization                       (45)            (81)
Changes in operating assets and liabilities:
    Accounts receivable                                                 (248)           (329)
    Income taxes                                                       2,932           1,938
    Inventory                                                        (10,462)         (8,027)
    Accounts payable and accrued expenses                                 40           4,342
    Prepaid expenses                                                     357            (165)
    Other assets and liabilities                                         593            (503)
                                                                -------------   -------------
Net Cash (Used in) Provided from Operating Activities                   (695)          2,973
                                                                -------------   -------------

Investing Activities:
    Capital expenditures                                              (3,545)         (5,638)
    Deferred payment for property and equipment                          346           1,088
                                                                -------------   -------------

Net Cash Used in Investing Activities                                 (3,199)         (4,550)
                                                                -------------   -------------

Financing Activities:
    Repayments of long-term debt                                        (348)           (361)
    Payments on capital lease obligations                               (408)              -
    Issuance of loans to officers                                        (30)            (55)
    Treasury stock acquired                                                -             (86)
    Proceeds from exercise of stock options                                9               -
                                                                -------------   -------------

Net Cash Used in Financing Activities                                   (777)           (502)
                                                                -------------   -------------

Net decrease in cash and cash equivalents                             (4,671)         (2,079)
Cash and cash equivalents, beginning of period                        27,812          36,781
                                                                -------------   -------------
Cash and cash equivalents, end of period                             $23,141         $34,702
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

        The consolidated financial statements as of and for the thirteen weeks ended May 4, 2002 and May 5, 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2001 Annual Report and 2001 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

        Options to purchase shares of common stock which were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:

                                                Thirteen Weeks Ended
                                          --------------------------------
                                            May 4,                May 5,
                                              2002                  2001
                                        -----------------    ------------------

Options                                      787,000             452,000
Range of option prices per share         $8.02 - $15.13      $7.56 - $15.13


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

        In the event a loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the prime rate or at LIBOR plus two percent on a per annum basis, at the borrower's option.

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

        At May 4, 2002, the combined availability of the Companies was $19.7 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $20.3 million and no loan had been drawn down. The Company's cash on hand was unrestricted.

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


4.      Income Taxes

        The provision for income taxes consists of (dollars in thousands):

                                       Thirteen Weeks Ended
                                    --------------------------
                                     May 4,             May 5,
                                      2002                2001
                                 --------------      -------------

Currently payable:
        Federal                       $1,564            $1,818
        State                            136               159
                                 --------------      -------------
                                       1,700             1,977
                                 --------------      -------------

Deferred:
        Federal                           (7)              (93)
        State                             (1)              (20)
                                 --------------      -------------
                                          (8)             (113)
                                 --------------      -------------

                                      $1,692             $1,864
                                 ==============      =============


        Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                             Thirteen Weeks Ended
                                -----------------------------------------------
                                      May 4, 2002            May 5, 2001
                                   -----------------      -----------------

Tax at Federal rate                $  1,599     35.0%     $  1,749     35.0%
State income taxes, net of
 Federal benefit                         88      1.9%           90      1.8%
Other                                     5      0.1%            7      0.1%
Goodwill amortization                     -      0.0%           18      0.4%
                                ------------     ----     --------      ----

                                    $  1,692    37.0%     $  1,864     37.3%
                                ============   ======     ========     =====

     The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of May 4, 2002 are as follows (dollars in thousands):

         Net long-term asset:
               Accruals and reserves                    $2,975
               State NOL's                               1,360
               Compensation                                484
               Depreciation                             (3,304)
                                                      ---------
                                                        $1,515

         Net current liability:
               Prepaid rent                             $1,861
               Accruals and reserves                      (456)
               Inventory                                  (659)
                                                      ---------
                                                          $746

                  Net deferred tax asset                  $769
                                                      =========

        Future realization of the tax benefits attributable to the existing deductible temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period available under the tax law at the time of the tax deduction. Based on management's assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings or available carrybacks. The NOL's are scheduled to expire beginning in tax years ending 2003 through fiscal 2017.


5.      Advances To Officers

     Advances were made by the Company in February 1998, February 1999 and November 1999 to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with the exercise of stock options, totaling approximately $2.3 million. Cumulative interest on the advances at the prime rate through November 30, 2001 was approximately $0.5 million. On November 30, 2001 Mr. Benaroya signed a consolidated promissory note in the amount of approximately $2.8 million, representing the cumulative advances and accrued interest as of that date, with a term of two years. Payment of the note is collateralized by a pledge of 899,719 shares of the Company's Common Stock, equivalent to the shares issued upon the option exercises. The note is a full recourse obligation. The principal of the note is payable in two installments, approximately $0.5 million on November 30, 2002 and the balance on November 18, 2003. Interest on the note is payable annually in cash at the prime rate.



6.      Stock Appreciation Rights Plan

        In May 2000 and May 2001, each nonmanagement Director received an annual award (a "SAR Award") under the Company's Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously. The payment will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the exercise price of the corresponding option net of any personal income tax withholding on the gain arising from the exercise.


7.      Segment Information

        The Company operates its business in two reportable segments:
Avenue Retail and Shop @ Home (see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Quarterly Report on Form 10-Q for the period ended May 4, 2002). In deciding how to allocate resources and assess performance, the Company regularly evaluates the performance of its operating segments on the basis of net sales and earnings from operations.

        Certain information relating to the Company's reportable operating segments is set forth below (dollars in thousands):

                                     Thirteen Weeks Ended
                                   -------------------------
                                     May 4,        May 5,
                                      2002          2001
                                  -------------- -------------

Net sales:
        Avenue Retail               $113,174       $105,021
        Shop @ Home                    2,400          3,856
                                    --------       --------
                                    $115,574       $108,877
                                    ========       ========

Earnings from operations*:
        Avenue Retail                 $8,036        $8,844
        Shop @ Home                   (1,084)       (2,065)
                                    --------       --------
                                      $6,952        $6,779
                                    ========       ========

        * Represents earnings (loss) from operations before unallocated corporate expenses and net interest (expense) income.

        The Company evaluates the performance of its assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

        The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated income before income taxes (dollars in thousands):

                                       Thirteen Weeks Ended
                                     -------------------------
                                     May 4,              May 5,
                                      2002                2001
                                  --------------      -------------

Earnings from operations
   for reportable segments            $6,952             $6,779

Unallocated
      corporate expenses              (2,180)            (1,976)

Interest (expense) income, net          (204)               194
                                     --------          --------

Income before
    income taxes                      $4,568             $4,997
                                     --------          --------


8.     New Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. Companies are required to reassess the useful lives of all intangible assets and will no longer amortize goodwill. Additionally, goodwill will be subject to an impairment test initially and annually thereafter. The impairment test for goodwill is a two-step process. SFAS No. 142 introduces the concept of assessing goodwill impairment at the reporting unit level. Within six months of adoption of SFAS No. 142, the Company will complete the first step of the transitional impairment test, which consists of comparing the carrying amount of the net assets of the reporting unit, including goodwill, to its fair value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed as soon as possible, but no later than the end of the year of adoption. The second impairment test consists of comparing the implied fair value (as defined in SFAS No. 142) of the reporting unit's goodwill to its carrying value.

       The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. The Company has approximately $5,611,000 in goodwill as of February 2, 2002 and amortized approximately $206,000 in fiscal 2001. As a result of the adoption of SFAS No. 142, the Company will no longer amortize its goodwill, which will reduce operating expense. (The Company does not have any intangible assets with indefinite lives, other than goodwill.) Management is in the process of performing the impairment assessment required under SFAS No. 142. Given the complexities involved in adopting certain provisions of this statement, it is not practicable at this time to reasonably estimate the impact of adopting SFAS No. 142 on the fiscal 2002 consolidated financial statements, including whether any transitional impairment losses will be required to be recognized. However, should such impairment losses exist, SFAS No. 142 provides that they will be recorded separately as a cumulative effect of a change in accounting principle in the Company's income statement for fiscal 2002.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement is effective for fiscal years beginning after December 15, 2001. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of," establish a single accounting model for the disposal of long-lived assets, provide impairment criteria for all amortizable intangible assets and eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 extends discontinued operations reporting to any component of an entity with operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 was adopted by the Company at the beginning of fiscal 2002.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First quarter of fiscal 2002 versus first quarter of fiscal 2001

Net sales for the first quarter of fiscal 2002 increased 6.2% from the first quarter of fiscal 2001, to $115.6 million from $108.9 million from an increase in units sold. The average number of transactions per store increased. Comparable store sales for the first quarter of fiscal 2002 increased 2.7%. Average stores open increased from 527 to 555. Internet and catalog (collectively, "shop@home") sales were $2.4 million in the first quarter of fiscal 2002 compared with $3.9 million in the first quarter of fiscal 2001, primarily from a reduction in the number of catalogs mailed.

Gross profit was $30.8 million in the first quarter of fiscal 2002 compared with $28.4 million in the first quarter of fiscal 2001, increasing as a percentage of net sales to 26.6% from 26.0%. The increase in gross profit as a percentage of net sales was primarily from lower marketing costs, principally in the shop@home business, partially offset by lower merchandise margins. Gross profit levels in the future will be subject to the uncertainties and other risk factors referred to under the caption "Future Results."

General, administrative and store operating expenses increased to $26.0 million in the first quarter of fiscal 2002 from $23.6 million in the first quarter of fiscal 2001, primarily from an increase in store payroll, principally from higher pay rates. (The Company plans to have pay rates for sales associates in the second quarter of fiscal 2002 higher than those in the comparable quarter of the previous year.) As a percentage of net sales, general, administrative and store operating expenses increased to 22.5% from 21.6%.

Operating income was $4.8 million both in the first quarter of fiscal 2002 and in the first quarter of the previous year. Operating income reflects the combined results of two business segments, retail store sales and shop@home sales. During the first quarter of fiscal 2002, the income (loss) from operations before unallocated corporate expenses and net interest (expense) income (combined, "unallocated expenses") was $8.0 million from retail store sales and ($1.1 million) from shop@home sales. During the first quarter of fiscal 2001, the income (loss) from operations before unallocated expenses was $8.8 million from retail store sales and ($2.1 million) from shop@home sales. There is no assurance that the loss before unallocated expenses of the shop@home business segment will continue to decline.

Net interest expense was $0.2 million in the first quarter of fiscal 2002 and net interest income was $0.2 million in the first quarter of fiscal 2001, as a result of lower cash balances, lower interest rates on cash balances and higher borrowings.

The Company had a provision for income taxes of $1.7 million in the first quarter of fiscal 2002 and $1.9 million in the first quarter of fiscal 2001.

The Company had net income of $2.9 million in the first quarter of fiscal 2002 and $3.1 million in the first quarter of fiscal 2001. See, "Critical Accounting Policies" for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.



Liquidity and Capital Resources

Balance Sheet Sources of Liquidity

The Company's cash and cash equivalents decreased to $23.1 million at May 4, 2002 from $34.7 million at May 5, 2001, principally from an increase in inventory and from capital expenditures. Cash and cash equivalents were $27.8 million at February 2, 2002.

Inventory increased to $72.3 million at May 4, 2002 from $67.0 million at May 5, 2001 and $61.8 million at February 2, 2002, principally as a result of a 6.2% increase in retail selling square footage since May 5, 2001 and a higher inventory cost per retail selling square foot. See, "Critical Accounting Policies - Inventory" for a discussion of estimates made by management in stating inventory in financial statements prepared in accordance with generally accepted accounting principles.

Property and equipment, net increased to $89.2 million at May 4, 2002 from $80.7 million at May 5, 2001 and $88.6 million at February 2, 2002, primarily from constructing new stores and remodeling existing stores.

Credit Sources

Import purchases by the Company are made in U.S. dollars, are generally financed by trade letters of credit and constituted approximately 54% of total purchases in fiscal 2001.

United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2004 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of May 4, 2002, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $20.3 million.

Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At May 4, 2002, the combined availability of the Companies was $19.7 million; the Pledged Account had a zero balance; the Companies' cash on hand was unrestricted; and no loan had been drawn down.)

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

In the event a revolving loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the prime rate or at LIBOR plus two percent on a per annum basis, at the borrower's option.

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

Capital Expenditure Budget and Accrued Obligations

Capital expenditures for the remainder of fiscal 2002 are budgeted at approximately $11.5 million, including approximately $4.0 million to add a shop@home call center and fulfillment operation at the Company's national distribution center in Troy, Ohio. Most of the capital expenditures for the call center and fulfillment operation will be incurred in the second quarter of fiscal 2002. See, also, "Store Expansion."

The Company's principal accrued obligations at May 4, 2002 (see, also "Critical Accounting Policies - Incurred But Not Reported Claims For Personal Injuries and Medical Benefits" and "Store Expansion") are summarized in the following charts.



----------------------------------------------------------------------------------------------------
                                          Payments Due by Period (000's omitted)
----------------------------------------------------------------------------------------------------
Principal Contractual         Item Total     Less than                               After
Obligations                     (000's        1 Year     1-3 Years    4-5 Years     5 Years
                               omitted)
----------------------------------------------------------------------------------------------------
Distribution Center Note          $1,318        $916        $402         $0            $0
----------------------------------------------------------------------------------------------------
Distribution Center Mortgage      $4,950        $547      $1,245     $1,480        $1,678
----------------------------------------------------------------------------------------------------
Fixture Sale and Lease Back       $7,784      $1,461      $3,248     $3,075            $0
----------------------------------------------------------------------------------------------------
Call Center Capital Lease           $512        $183        $329         $0            $0
----------------------------------------------------------------------------------------------------
Total Obligations                $14,564      $3,107      $5,224     $4,555        $1,678
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                                        Amount of Commitment per Period (000's omitted)
----------------------------------------------------------------------------------------------------
Other Commercial Commitments    Item Total   Less than                               Over
                                  (000's      1 Year     1-3 Years    4-5 Years     5 Years
                                 omitted)
----------------------------------------------------------------------------------------------------
Trade Letters of Credit          $20,283     $20,283           $0          $0             $0

----------------------------------------------------------------------------------------------------
Operating Leases                $331,521     $45,059      $83,231     $69,444       $133,787

----------------------------------------------------------------------------------------------------
Total Commitments               $351,804     $65,342      $83,231     $69,444       $133,787
----------------------------------------------------------------------------------------------------



The Company expects that net cash will be provided from operating activities during fiscal 2002. On that assumption, the Company believes that its cash on hand and the availability of short-term trade credit and of credit under the Financing Agreement on a revolving basis will be adequate for the next 12 months to meet its cash requirements, including
(i) anticipated working capital needs, including seasonal inventory financing, (ii) investing activities, including construction costs for the stores that it is committed to open (see, "Store Expansion") and for the call center and fulfillment operation at the Company's national distribution center and (iii) financing activities, including payments due on its principal contractual obligations. This paragraph constitutes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."



Critical Accounting Policies

Introduction

Financial statements prepared by companies in accordance with generally accepted accounting principles are affected by the policies followed by their managements in preparing them. Some accounting policies require difficult, subjective or complex judgments by corporate management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Among the most important accounting policies of the Company that involve such management judgments are (i) the use of the retail method of accounting for inventory, (ii) the use of estimates of incurred but not reported claims for uninsured damages for personal injuries, for self-insured workers' compensation benefits and for benefits under the Company's self-insured medical, dental and prescription plans for its associates, as well as future development costs of reported claims (collectively, "IBNR Claims") and (iii) the treatment of tax benefits from the Company's net deferred tax asset.

Inventory

The margins at which the Company's inventories can be sold are central to its business. In accordance with generally accepted accounting principles, inventories are stated at the lower of cost or market. At May 4, 2002, inventories were stated at $72.3 million. The Company utilizes the retail method, under which a cost-to-price relationship is developed on the basis of original cost as compared to initial retail selling price. The valuation of inventories at cost and the resulting margins are calculated by applying this cost-to-price relationship to the retail value of inventories. Permanent markdowns, when taken, reduce both the cost and price components of inventory on hand, which maintains the established cost-to-price relationship. Consequently, the use of the retail inventory method results in valuing inventories at lower of cost or market.

Inherent in the retail inventory method are management estimates on current and future selling value of the inventory which can significantly impact the ending inventory valuation at cost, as well as resulting margins. The necessity for management estimates, coupled with the fact that the retail inventory method is an averaging process, can produce inventory valuations at any point in time that are inexact.

Further, deferred markdowns can result in an overstatement of cost under the lower of cost or market principle. Accordingly, at the end of each fiscal quarter, management conducts a thorough review of inventory on hand and, based on its business judgment, may reduce further the carrying value of inventory by recording a mark-down reserve for inventory with sales performance below expectations and/or unsold quantities in excess of expectations.

Taking a markdown reserve reduces the inventory recorded on the Company's balance sheet and is charged against the Company's cost of goods sold for the quarter just ended. If inventories, net of reserves, were overestimated at the end of a quarter, assets and income for that quarter would be overstated and margins for the beginning of the next quarter would come in lower. (The opposite would be true if inventories were underestimated.)

Consistency in inventory valuation practices is one of the Company's important accounting objectives.

The Company's management believes that the inventory shown on the balance sheets at May 4, 2002 and May 5, 2001 included in the financial statements contained in this Quarterly Report (this "Report") were properly stated in all material respects, subject to (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) changes in weather patterns, (iii) the seasonality of the retail industry,
(iv) risks related to consumer acceptance of the Company's products, and
(v) war risks.

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

In accordance with generally accepted accounting principles, the Company records a liability for IBNR Claims, which is reflected in general, administrative and store operating expenses as at the end of each fiscal quarter. This liability is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates claims were incurred in prior years and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker with respect to damages for personal injuries and for workers' compensation benefits and from an insurance consultant with respect to its benefit plans for associates. (The Company has insurance policies with coverage for personal injury claims but it remains liable for a self-insured retention. The Company is self-insured for most workers' compensation benefits and for its medical, dental and prescription plans for associates but it has stop loss insurance policies to limit its liability.)

If the subsequent outcome of IBNR Claims were to exceed the IBNR liability as at the end of a fiscal quarter, the liabilities on the balance sheet would have been understated and income would have been overstated for the quarter in question.

A consistent approach to estimating liability for IBNR Claims reflected in the Company's balance sheet is one of the Company's important accounting objectives.

The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ. The use of different estimates or assumptions would change the amount recorded.

The Company's management believes that the liability for IBNR Claims reflected in the balance sheets at May 4, 2002 and May 5, 2001 included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of greater than anticipated inflation in medical costs and delays in submitting claims.

Realization of Net Deferred Tax Asset

Future realization of the tax benefits, which totaled $0.8 million at May 4, 2002, attributable to the Company's net deferred tax asset ultimately depends on the existence of sufficient taxable income in the pertinent tax jurisdictions within the carryback and/or carryforward period available under the relevant tax law at the time of the tax deduction. Management's assessment is that the Company's net deferred tax asset will be realized through future taxable earnings or available carrybacks, subject to (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) the impact of competition and pricing, (iii) changes in weather patterns, (iv) the seasonality of the retail industry,
(v) risks related to consumer acceptance of the Company's products, and
(vi) war risks.

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

Under the Credit Card Program Agreement, the Bank issues credit cards to Company customers who apply to the Bank. Net credit transaction volume with the Bank was $25.0 million in the first quarter of fiscal 2002 and $24.4 million in the first quarter of fiscal 2001. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company's AVENUE(R) service mark and the Bank's name. The credit cards are used only for merchandise offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

In accordance with generally accepted accounting principles, the Company does not include the receivable asset created under the Credit Card Program Agreement in the Company's accounts receivable on its balance sheets because the Company has no interest in the customer accounts or receivables and, depending on the circumstances, might not purchase the accounts from the Bank upon the expiration of the contractual term. In this connection, it should be noted that the Credit Card Program Agreement states that (i) the Bank is the sole and exclusive owner of all customer accounts, (ii) the Company has no interest in the customer accounts and (iii) the Bank is the creditor in respect of receivables (defined in the Credit Card Program Agreement as amounts owed with respect to retail purchases, finance charges, deferred finance charges, other fees and charges for sales tax). Receivables as defined in the Credit Card Program Agreement were $72.5 million at May 4, 2002 and $75.2 million at May 5, 2001. Also, when the Credit Card Program Agreement expires, currently scheduled for February 28, 2007, the Company shall have the right to purchase the customer accounts from the Bank for a price equal to the receivables and the Bank shall have the right to require the Company to purchase the customer accounts at that price if the Company decides to commence a private label credit card program on its own or through another issuer of credit cards.

As to the Company's income statements, general, administrative and store operating expenses were offset in part by premiums received from the Bank of $0.5 million in the first quarter of fiscal 2002 and $0.9 million in the first quarter of fiscal 2001. The decline in premiums from the Bank in the first quarter of fiscal 2002 from the first quarter of fiscal 2001 was principally due to a decrease in finance income. There is no assurance that finance income will not continue to decrease which would reduce the amount of royalties.

The credit card program premium (or discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank based on the volume of credit card program processing activities performed by the Bank.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program, which, for up to the first $85 million of receivables, means the one-year Constant Maturities Treasury ("CMT") rate plus 25 basis points to be reset every three months (the published CMT rate was 2.23% per annum at May 4, 2002), provided, however, that the total contractual interest rate shall not be more than 7.00% per annum and shall not be less than 5.25% per annum. (The Bank's receivables for the program were less than $85 million at May 4, 2002, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)


Store Expansion

The Company leased 557 stores at May 4, 2002, of which 402 stores were in strip shopping centers, 128 stores were in malls, 21 stores were in downtown shopping districts and 6 stores were in outlet malls. Retail selling space averaged 2.4 million square feet during the first quarter of fiscal 2002 and 2.2 million square feet during the first quarter of the previous year. In the first quarter of fiscal 2002, the Company opened three new stores with an average of approximately 4,300 square feet of retail selling space and closed one smaller store.

The Company leases 137 stores that were built in the last 12 fiscal quarters. Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization of property and equipment were related principally to assets in stores and were $3.0 million in the first quarter of fiscal 2002 and $2.6 million in the first quarter of fiscal 2001.

The Company has made commitments to lease and open approximately 22 new stores during the remainder of fiscal 2002. Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

A typical new store takes approximately three years to grow into its full sales potential. During this growth curve, store expenses as a percentage of sales usually decline as sales increase.

Shop@Home

The Company has a supplemental channel of distribution for its merchandise, Internet and catalog (collectively, "shop@home") sales.

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

Fulfillment of shop@home sales is outsourced under a contract that will expire in August 2002. The Company is adding a call center and fulfillment operation at the Company's national distribution center in Troy, Ohio, to perform those functions when the contract expires.

There is no assurance of gross profit on shop@home sales.

Other Matters

Corporate Acquisition Reviews

As a matter of routine, the Company from time to time conducts "due diligence" reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

Tax Matters

The Company's federal income tax returns for fiscal 1994, fiscal 1995 and fiscal 1996 were audited by the Internal Revenue Service and settled except for the disallowance of a refund claim. The disallowance by the auditor was affirmed by an IRS appeals officer and was the subject of mediation but is still unresolved. The refund claim, which has not been recorded, would affect stockholders' equity positively rather than increasing the Company's earnings, if the disallowance were reversed or reduced as a result of judicial proceedings.

Future Results

The Company cautions that any forward-looking statements (as such term is defined in the Reform Act) contained in this Report or otherwise made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, could affect the Company's actual results and could cause actual results for fiscal 2002 to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: war risk; changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company's manufacturers to deliver products in a timely manner; political instability and other risks associated with foreign sources of production; postal rate increases; increases in paper and printing costs; and availability of suitable store locations on appropriate terms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold or issue financial instruments for trading purposes. Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material. See, however, the last paragraph under the Item 2 caption "Private Label Credit Cards Issued By The Bank" for a discussion of the cost of funds associated with the credit cards that are co-branded with the Company's AVENUE(R) service mark and the name of the issuer of the cards, World Financial Network National Bank, and the penultimate paragraph under the
Item 2 caption "Liquidity and Capital Resources - Credit Sources" for a description of the variable interest rate that would be payable if a revolving loan were outstanding (none is outstanding at present).

The Company has no foreign currency exchange rate risk.



PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           The following exhibit is filed herewith:

            Number                                   Description

            10.1* Amendment, dated May 30, 2002, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael
                                            Benaroya ("Benaroya Employment
                                            Agreement")

           The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 2, 2002 are incorporated herein by reference:

         Number in Filing                   Description

         10.1                               Amendment, dated April 5, 2002,
                                            to Private Label Credit Card
                                            Program Agreement, dated
                                            January 27, 1998, between the
                                            Corporation, United Retail
                                            Incorporated and World
                                            Financial Network National Bank
                                            ("Private Label Credit Card
                                            Program Agreement")
         10.2                               Amendment, dated December 29, 1999,
                                            to Private Label Credit Card
                                            Program Agreement
         10.3                               Amendment, dated August 19, 1999,
                                            to Private Label Credit Card
                                            Program Agreement
         10.4*                              Letter, dated March 1, 2002,
                                            from the Corporation to Raphael
                                            Benaroya with respect to the
                                            cost of living adjustment under
                                            the Benaroya Employment
                                            Agreement
         10.5                               Financial Statements of the
                                            Corporation's Retirement Savings
                                            Plan for the year ended
                                            December 31, 2001

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

         Number in Filing                   Description

         10.1* Amendment, dated November 29, 2001, to Benaroya Employment Agreement
         10.2* Amendment, dated November 29, 2001, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
         10.3* Amendment, dated November 29, 2001, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
         10.4*                              Summary Plan Description for United
                                            Retail Group, Inc. Incentive
                                            Compensation Program for Executives
         10.5                               Amendment, dated October 1, 2001,
                                            to Private Label Credit Card
                                            Program Agreement (Confidential
                                            portions filed separately with the
                                            Secretary of the Commission)
         10.6*                              Promissory note, dated November
                                            30, 2001, from Raphael Benaroya to
                                            the Corporation


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

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 28, 2000 are incorporated herein by reference:

         Number in Filing           Description

         10.1*                      Amendment, dated August 18, 2000, to
                                    Benaroya Employment Agreement
         10.2*                      Amendment, dated August 18, 2000, to
                                    Carroll Employment Agreement

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

         Number in Filing           Description

         10.2 Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT ("Financing Agreement")
         10.3 Amendment, dated January 31, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

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

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 30, 1999 are incorporated herein by reference:

          Number in Filing          Description

          10.1                      Amendment, dated March 29, 1999, to
                                    Financing Agreement
          21                        Subsidiaries of the Corporation

          The 1999 Stock Option Plan set forth as the Appendix to the Corporation's proxy statement on Schedule 14A for its 1999 annual meeting of stockholders is incorporated herein by reference.*

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

          Number in Filing          Description

          10.1*                     Benaroya Employment Agreement
          10.2*                     Remeta Employment Agreement
          10.3*                     Carroll Employment Agreement

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


         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

          Number in Filing          Description

          10.1 Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto
          10.2                      Private Label Credit Card Program Agreement
          10.4*                     Restated 1990 Stock Option Plan as of
                                    March 6, 1998
          10.5*                     Restated 1990 Stock Option Plan as of
                                    May 28, 1996
          10.6*                     Restated 1996 Stock Option Plan as of
                                    March 6, 1998

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

         Number in Filing           Description

          10.1                      Amendment, dated September 15, 1997, to
                                    Financing Agreement

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 are incorporated herein by reference:

         Number in Filing           Description

          10.1                      Financing Agreement
          10.2*                     Amendment No. 1 to Restated
                                    Supplemental Retirement Savings Plan

          The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

         Number in Filing           Description

          10.1*                     Restated Supplemental Retirement
                                    Savings Plan

         The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

         Number in Filing           Description

         3.1                        Amended and Restated Certificate of
                                    Incorporation of the Corporation
         4.1                        Specimen Certificate for Common
                                    Stock of the Corporation
         10.2.1 Software License Agreement, dated as of April 30, 1989, between The
                                    Limited Stores, Inc. and Sizes Unlimited,
                                    Inc. (now known as United
                                    Retail Incorporated) ("Software License")
         10.2.2                     Amendment, dated December 10, 1991, to
                                    Software License
--------------------
           *A compensatory plan for the benefit of the Corporation's management or a management contract.


         (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended May 4, 2002.


                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                   UNITED RETAIL GROUP, INC.
             --------------------------------------------------------------

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

Date: June 10, 2002





                               EXHIBIT INDEX

ITEM 14.  EXHIBITS.

           The following exhibit is filed herewith:

           Number                           Description

           10.1* Amendment, dated May 30, 2002, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael
                                            Benaroya ("Benaroya Employment
                                            Agreement")

           The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 2, 2002 are incorporated herein by reference:

         Number in Filing           Description

         10.1                       Amendment, dated April 5, 2002,
                                    to Private Label Credit Card
                                    Program Agreement, dated
                                    January 27, 1998, between the
                                    Corporation, United Retail
                                    Incorporated and World
                                    Financial Network National Bank
                                    ("Private Label Credit Card
                                    Program Agreement")
         10.2                       Amendment, dated December 29, 1999,
                                    to Private Label Credit Card
                                    Program Agreement
         10.3                       Amendment, dated August 19, 1999,
                                    to Private Label Credit Card
                                    Program Agreement
         10.4*                      Letter, dated March 1, 2002,
                                    from the Corporation to Raphael
                                    Benaroya with respect to the
                                    cost of living adjustment under
                                    the Benaroya Employment
                                    Agreement
         10.5                       Financial Statements of the
                                    Corporation's Retirement Savings Plan for the year ended December 31, 2001

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

         Number in Filing           Description

         10.1* Amendment, dated November 29, 2001, to Benaroya Employment Agreement
         10.2*                      Amendment, dated November 29, 2001, to
                                    Employment Agreement, dated
                                    November 20, 1998, between the Corporation and George R. Remeta
                                    ("Remeta Employment Agreement")
         10.3*                      Amendment, dated November 29, 2001, to
                                    Employment Agreement, dated
                                    November 20, 1998, between the Corporation and Kenneth P. Carroll
                                    ("Carroll Employment Agreement")
         10.4*                      Summary Plan Description for United Retail
                                    Group, Inc. Incentive
                                    Compensation Program for Executives
         10.5                       Amendment, dated October 1, 2001, to
                                    Private Label Credit Card
                                    Program Agreement (Confidential portions filed separately with the
                                    Secretary of the Commission)
         10.6* Promissory note, dated November 30, 2001, from Raphael Benaroya to the Corporation


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

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 28, 2000 are incorporated herein by reference:

         Number in Filing           Description

         10.1*                      Amendment, dated August 18, 2000, to
                                    Benaroya Employment Agreement
         10.2*                      Amendment, dated August 18, 2000, to
                                    Carroll Employment Agreement

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

         Number in Filing           Description

         10.2 Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT ("Financing Agreement")
         10.3 Amendment, dated January 31, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

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

         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 30, 1999 are incorporated herein by reference:

          Number in Filing          Description

          10.1                      Amendment, dated March 29, 1999, to
                                    Financing Agreement
          21                        Subsidiaries of the Corporation

          The 1999 Stock Option Plan set forth as the Appendix to the Corporation's proxy statement on Schedule 14A for its 1999 annual meeting of stockholders is incorporated herein by reference.*

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

          Number in Filing          Description

          10.1*                     Benaroya Employment Agreement
          10.2*                     Remeta Employment Agreement
          10.3*                     Carroll Employment Agreement

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


         The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

          Number in Filing          Description

          10.1                      Restated Stockholders' Agreement,
                                    dated December 23, 1992, between
                                    the Corporation and certain of its
                                    stockholders and Amendment No. 1,
                                    Amendment No. 2 and Amendment No. 3 thereto
          10.2                      Private Label Credit Card Program Agreement
          10.4*                     Restated 1990 Stock Option Plan as of
                                    March 6, 1998
          10.5*                     Restated 1990 Stock Option Plan as of
                                    May 28, 1996
          10.6*                     Restated 1996 Stock Option Plan as of
                                    March 6, 1998

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

         Number in Filing           Description

          10.1                      Amendment, dated September 15, 1997,
                                    to Financing Agreement

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 are incorporated herein by reference:

         Number in Filing           Description

          10.1                      Financing Agreement
          10.2*                     Amendment No. 1 to Restated Supplemental
                                    Retirement Savings Plan

          The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

         Number in Filing           Description

          10.1*                     Restated Supplemental Retirement
                                    Savings Plan

         The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

         Number in Filing           Description

         3.1                        Amended and Restated Certificate of
                                    Incorporation of the Corporation
         4.1                        Specimen Certificate for Common Stock of the
                                    Corporation
         10.2.1 Software License Agreement, dated as of April 30, 1989, between The
                                    Limited Stores, Inc. and Sizes Unlimited,
                                    Inc. (now known as United
                                    Retail Incorporated) ("Software License")
         10.2.2                     Amendment, dated December 10, 1991, to
                                    Software License

--------------------
           *A compensatory plan for the benefit of the Corporation's management or a management contract.