Form 10-Q
period 2002-08-03
UNITED RETAIL GROUP INC/DE
filed 2002-09-09
CIK 881905

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number 00019774
                       ----------


                         United Retail Group, Inc.
    -------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Delaware                                        51 0303670
---------------------------                       -----------------------
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)


365 West Passaic Street, Rochelle Park, NJ                    07662
------------------------------------------                    -------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code  (201)  845-0880
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

YES ___X___                NO _______


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

         As of August 3, 2002, 12,937,304 units, each consisting of one share of the registrant's common stock, $.001 par value per share, and one stock purchase right, were outstanding. The units are referred to herein as "shares."


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                           (dollars in thousands)

                                                               August 3,        February 2,     August 4,
                                                                 2002             2002            2001
                                                             --------------   -------------   --------------
                                             ASSETS            (Unaudited)                      (Unaudited)
Current assets:
   Cash and cash equivalents                                       $28,978         $27,812          $37,873
   Accounts receivable                                               1,721           1,455            1,959
   Inventory                                                        58,148          61,793           56,463
   Prepaid rents                                                     4,921           4,860            4,719
   Other prepaid expenses                                            3,913           3,454            3,839
                                                             --------------   -------------    --------------

      Total current assets                                          97,681          99,374          104,853

Property and equipment, net                                         89,397          88,621           82,053
Deferred charges and other intangible assets,
  net of accumulated amortization of $2,793, $2,761
  and $2,868                                                         6,200           6,232            7,339
Deferred income taxes                                                1,839           1,184            1,078
Other assets                                                         1,059           1,871              249
                                                             --------------   -------------   --------------
    Total assets                                                  $196,176        $197,282         $195,572
                                                             ==============   =============   ==============

                                             LIABILITIES
Current liabilities:
  Short-term distribution center financing                          $1,491          $1,435           $1,449
  Short-term capital leases                                          1,803           1,491                -
  Accounts payable and other                                        31,494          32,963           33,567
  Accrued expenses                                                  23,386          20,339           23,212
  Deferred income taxes                                                138             423               32
                                                             --------------   -------------   --------------
    Total current liabilities                                       58,312          56,651           58,260


Long-term distribution center financing                              4,421           5,181            5,913
Long-term capital leases                                             6,506           7,213                -
Other long-term liabilities                                          6,756           6,433            6,267
                                                             --------------   -------------   --------------
    Total liabilities                                               75,995          75,478           70,440
                                                             --------------   -------------   --------------

                                             STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
   1,000,000 shares; none issued
   Series A junior participating preferred stock,
   $.001 par value; authorized 150,000; none issued
Common stock, $.001 par value; authorized
   30,000,000 shares; issued 14,248,200; 14,236,000;
   14,236,000 shares;  outstanding 12,937,304;
   13,203,633; 13,263,633 shares                                        14              14               14
Additional paid-in capital                                          83,473          80,408           80,351
Retained earnings                                                   44,370          46,133           49,043
Treasury stock (1,310,896; 1,032,367; 972,367
   shares) at cost                                                  (7,676)         (4,751)          (4,276)
                                                             --------------   -------------   --------------
    Total stockholders' equity                                     120,181         121,804          125,132
                                                             --------------   -------------   --------------
    Total liabilities and stockholders' equity                    $196,176        $197,282         $195,572
                                                             ==============   =============   ==============




The accompanying notes are an integral part of the Consolidated Financial Statements.


                                              UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (dollars in thousands, except per share amounts)
                                                             (Unaudited)

                                              Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                         --------------------------------   -------------------------------

                                           August 3,        August 4,         August 3,        August 4,
                                             2002              2001             2002             2001
                                         --------------   ---------------   --------------   --------------


Net sales                                     $113,674          $107,272         $229,248         $216,149

Cost of goods sold, including
  buying and occupancy costs                    92,609            82,082          177,398          162,597
                                         --------------   ---------------   --------------   --------------

   Gross profit                                 21,065            25,190           51,850           53,552

General, administrative and
  store operating expenses                      28,142            25,063           54,155           48,622
                                         --------------   ---------------   --------------   --------------

   Operating (loss) income                      (7,077)              127           (2,305)           4,930

Interest (expense) income, net                    (184)              214             (388)             408
                                         --------------   ---------------   --------------   --------------

   (Loss) income before income taxes            (7,261)              341           (2,693)           5,338

(Benefit) provision for income taxes            (2,622)              134             (930)           1,998
                                         --------------   ---------------   --------------   --------------

   Net (loss) income                           ($4,639)             $207          ($1,763)          $3,340
                                         ==============   ===============   ==============   ==============

Net (loss) income per share
  Basic                                         ($0.35)            $0.02           ($0.13)           $0.25
                                         ==============   ===============   ==============   ==============
  Diluted                                       ($0.35)            $0.02           ($0.13)           $0.25
                                         ==============   ===============   ==============   ==============

Weighted average number of
   shares outstanding
     Basic                                  13,107,544        13,272,787       13,155,831       13,263,732
     Common stock equivalents
             (stock options)                         0           359,230                0          267,826
                                         --------------   ---------------   --------------   --------------
     Diluted                                13,107,544        13,632,017       13,155,831       13,531,558
                                         ==============   ===============   ==============   ==============



The accompanying notes are an integral part of the Consolidated Financial Statements.

                                              UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (dollars in thousands)
                                                             (Unaudited)

                                                                      Twenty-Six Weeks Ended
                                                               ----------------------------------
                                                                   August 3,       August 4,
                                                                     2002             2001
                                                                 --------------   -------------
Cash Flows From Operating Activities:
    Net (loss) income                                                  ($1,763)         $3,340
Adjustments to reconcile net (loss) income to net cash
  provided from operating activities:
    Depreciation and amortization of property and equipment              6,053           5,247
    Amortization of deferred charges and other
      intangible assets                                                    311             224
    Loss on disposal of assets                                             254              71
    Deferred compensation                                                  156             166
    Provision for deferred income taxes                                   (940)           (740)
    Deferred lease assumption revenue amortization                         (76)           (157)
Changes in operating assets and liabilities:
    Accounts receivable                                                   (266)            614
    Income taxes                                                         1,899           3,499
    Inventory                                                            3,645           2,539
    Accounts payable and accrued expenses                                 (308)         (1,544)
    Prepaid expenses                                                      (520)           (578)
    Other assets and liabilities                                           856            (940)
                                                                 --------------   -------------
Net Cash Provided from Operating Activities                              9,301          11,741
                                                                 --------------   -------------

Investing Activities:
    Capital expenditures                                                (7,084)         (9,720)
    Deferred payment for property and equipment                            528            (148)
                                                                 --------------   -------------

Net Cash Used in Investing Activities                                   (6,556)         (9,868)
                                                                 --------------   -------------

Financing Activities:
    Repayments of long-term debt                                          (704)           (621)
    Payments on capital lease obligations                                 (859)              -
    Issuance of loans to officers                                          (52)           (100)
    Treasury stock acquired                                                  -             (86)
    Proceeds from exercise of stock options                                 36              26
                                                                 --------------   -------------

Net Cash Used in Financing Activities                                   (1,579)           (781)
                                                                 --------------   -------------

Net increase in cash and cash equivalents                                1,166           1,092
Cash and cash equivalents, beginning of period                          27,812          36,781
                                                                 --------------   -------------
Cash and cash equivalents, end of period                               $28,978         $37,873
                                                                 ==============   =============

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

         The consolidated financial statements as of and for the thirteen weeks ended August 3, 2002 and August 4, 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2001 Annual Report and 2001 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         Certain prior year balances have been reclassified to conform with the current year presentation.


2.     Net (Loss) Income Per Share

         Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options with the exception of the thirteen and twenty-six weeks ended August 3, 2002, where the effect of stock options is anti-dilutive.

         Options to purchase shares of common stock which were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:


                                                    Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                 -----------------------------     -------------------------------
                                              August 3,           August 4,        August 3,          August 4,
                                                2002                 2001            2002                2001
                                             -----------         ----------        ----------         ---------

Options                                        791,072              542,500           798,572           832,572
Range of option prices per share            $8.50 - $15.13       $9.13 - $15.13   $8.13 - $15.13    $7.56 - $15.13

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

         The Company and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997 (the "Financing Agreement"), with The CIT Group/Business Credit, Inc.("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2005 in the aggregate amount of $40 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

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

         At August 3, 2002, the combined availability of the Companies was $15.0 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit, including $1.6 million of standby letters of credit, arranged by CIT was $25.0 million and no loan had been drawn down. The Company's cash on hand was unrestricted.


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

Between January 2002 and July 2002, the Company executed a series of three-year capital lease agreements bearing interest at rates from 6.09% to 6.44% per annum in the aggregate of approximately $1.0 million for call center systems at the Company's national distribution center in Troy, Ohio. The Company has the option of buying the systems at the end of the term for a nominal price.


4.     Income Taxes

         The (benefit) provision for income taxes consists of (dollars in thousands):


                                     Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                   ------------------------     --------------------------
                                     August 3,     August 4,       August 3,       August 4,
                                       2002          2001            2002            2001
                                     ---------     ---------       ---------       ---------

Currently payable:
        Federal                      ($1,720)         $665           ($156)         $2,483
        State                             30            96             166             255
                                     -------          ----           ------         -------
                                      (1,690)          761              10           2,738
                                     -------          ----           ------         -------

Deferred:
        Federal                         (767)         (516)           (774)           (609)
        State                           (165)         (111)           (166)           (131)
                                        ----          ------          -----           -----
                                        (932)         (627)           (940)           (740)
                                     --------         ------          -----         -------
                                     ($2,622)         $134           ($930)         $1,998
                                     ========         ======          =====         =======


         Reconciliation of the (benefit) provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):


                                                            Thirteen Weeks Ended
                                                -----------------------------------------------
                                                    August 3, 2002            August 4, 2001
                                                ------------------           ------------------

Tax at Federal rate                             ($2,541)   (35.0%)           $  119     35.0%
State income taxes, net of
 Federal benefit                                    (88)    (1.2%)               (9)    (2.7%)
Other                                                 7      0.1%                 6      1.7%
Goodwill amortization                                 -      0.0%                18      5.3%
                                              ---------    ------            ------     -----
                                                ($2,622)   (36.1%)           $  134     39.3%
                                              ==========   =======           =======    =====

                                                       Twenty-Six Weeks Ended
                                             ---------------------------------------------
                                               August 3, 2002            August 4, 2001
                                             ------------------        -------------------

Tax at Federal rate                               ($943)   (35.0%)          $ 1,868     35.0%
State income taxes, net of
 federal benefit                                      -      0.0%                81      1.5%
Goodwill amortization                                 -      0.0%                36      0.7%
Other                                                13      0.5%                13      0.2%
                                                  -----    ------           -------    -------
                                                  ($930)   (34.5%)          $ 1,998     37.4%
                                                  ======   =======          =======    =======

         The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of August 3, 2002 are as follows (dollars in thousands):

         Net long-term asset:
                  Accruals and reserves                    $3,171
                  State NOL's                               1,240
                  Compensation                                504
                  Depreciation                             (3,076)
                                                           -------
                                                           $1,839

         Net current liability:
                  Prepaid rent                             $1,861
                  State NOL's                                (120)
                  Accruals and reserves                      (583)
                  Inventory                                (1,020)
                                                           -------
                                                             $138
                                                           -------
                  Net deferred tax asset                   $1,701
                                                           ========

         Future realization of the tax benefits attributable to the existing deductible temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period available under the tax law at the time of the tax deduction. Based on management's assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings or available carrybacks. The NOL's are scheduled to expire beginning in tax years ending fiscal 2003 through fiscal 2017.


5.     Advances To Officers

         Advances were made by the Company in February 1998, February 1999 and November 1999 to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with the exercise of stock options, totaling approximately $2.3 million. Cumulative interest on the advances at the prime rate through November 30, 2001 was approximately $0.5 million. On November 30, 2001 Mr. Benaroya signed a consolidated promissory note in the amount of approximately $2.8 million, representing the cumulative advances and accrued interest as of that date, with a term of two years. Mr. Benaroya repaid the note with accrued interest as of July 1, 2002 by surrendering 278,529 shares of Company common stock. The surrendered shares had a value equivalent to the consolidated note based on the closing price on the NASDAQ Stock Market on the preceding trading day. The Compensation Committee of the Board of Directors, which administers the stock option program, met on the morning of July 1, 2002, and approved the transaction.


6.     Stock Appreciation Rights Plan

         In May 2000, May 2001 and May 2002, each non-management Director received an annual award (a "SAR Award") under the Company's Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously. The payment will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the exercise price of the corresponding option net of any personal income tax withholding on the gain arising from the exercise.


7.     Segment Information

         The Company operates its business in two reportable segments:
Avenue Retail and Shop @ Home (see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Quarterly Report on Form 10-Q for the period ended August 3, 2002). In deciding how to allocate resources and assess performance, the Company regularly evaluates the performance of its operating segments on the basis of net sales and earnings from operations.

         Certain information relating to the Company's reportable operating segments is set forth below (dollars in thousands):


                                     Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                   -------------------------       ----------------------
                                       August 3,      August 4,    August 3,         August 4,
                                         2002           2001         2002              2001
                                   --------------     ---------    ---------        ---------

Net sales:
        Avenue Retail               $111,946          $103,790        $225,120        $208,811
        Shop @ Home                    1,728             3,482           4,128           7,338
                                    --------          --------        --------        --------
                                    $113,674          $107,272        $229,248        $216,149
                                    ========          ========        ========        ========

(Loss) Earnings from operations*:
        Avenue Retail                ($2,849)           $4,382          $5,187         $13,226
        Shop @ Home                   (1,429)           (1,259)         (2,513)         (3,324)
                                     --------          --------         -------        --------
                                     ($4,278)           $3,123          $2,674          $9,902
                                     ========          ========         =======        ========



         * Represents (loss) earnings from operations before unallocated corporate expenses.

         The Company evaluates the performance of its assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.


         The following table sets forth a reconciliation of the reportable segment's earnings from operations to the Company's consolidated income before income taxes (dollars in thousands):


                                        Thirteen Weeks Ended            Twenty-Six Weeks Ended
                                      ----------------------------     -------------------------
                                       August 3,         August 4,     August 3,      August 4,
                                         2002              2001          2002            2001
                                       ---------         ----------    ---------      ---------
(Loss) Earnings from operations
   for reportable segments               ($4,278)         $ 3,123         $ 2,674         $ 9,902

Unallocated
      corporate expenses                  (2,799)          (2,996)         (4,979)         (4,972)

Interest (expense) income, net              (184)             214            (388)            408
                                         -------          -------         -------         -------

(Loss) income before
    income taxes                         ($7,261)         $   341         ($2,693)        $ 5,338
                                         =======          =======         =======         =======


8.     New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This statement is effective for fiscal years beginning after December 15, 2001 and may not be retroactively applied to financial statements of prior periods. Companies are required to reassess the useful lives of all intangible assets and will no longer amortize goodwill. Additionally, goodwill will be subject to an impairment test initially and annually thereafter. The impairment test for goodwill is a two-step process. The first step of the transitional impairment test consists of comparing the carrying amount of the net assets of each reporting unit identified (a concept introduced within SFAS No. 142), including goodwill, to its fair value. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed as soon as possible, but no later than the end of the year of adoption. The second impairment test consists of comparing the implied fair value (as defined in SFAS No. 142) of the reporting unit's goodwill to its carrying value.

         The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. The Company has approximately $5,611,000 in goodwill as of February 2, 2002 and amortized approximately $206,000 in fiscal 2001. As a result of the adoption of SFAS No. 142, the Company will no longer amortize its goodwill, which will reduce operating expense. (The Company does not have any intangible assets with indefinite lives, other than goodwill.) Management has completed the transitional goodwill impairment test and has determined that no impairment exists as a result of the adoption of SFAS No. 142. The Company will continue to test goodwill for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds or amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company has adopted the provisions of this standard and such adoption had no impact on the Company's financial position, results of operations or cash flows.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FASB Concept Statement No. 6, "Elements of Financial Statements" defines when a liability is incurred.


9.     Supplemental Cash Flow Information

         Non-cash financing activities include the repayment of an officer loan with accrued interest as of July 1, 2002 with the repayment made by surrendering 278,529 shares of Company common stock with a market value equal to the principal and interest, in lieu of cash payment.

         Non-cash investing activities include $0.5 million related to capital lease obligations incurred during fiscal 2002.


10.    Contingencies

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second quarter of fiscal 2002 versus second quarter of fiscal 2001

Net sales for the second quarter of fiscal 2002 increased 6.0% from the second quarter of fiscal 2001, to $113.7 million from $107.3 million from an increase in units sold. Comparable store sales for the second quarter of fiscal 2002 increased 3.7%. Average stores open increased from 538 to 555. Internet and catalog (collectively, "shop@home") sales were $1.7 million in the second quarter of fiscal 2002 compared with $3.5 million in the second quarter of fiscal 2001, primarily from a reduction in the number of catalogs mailed.

Gross profit was $21.1 million in the second quarter of fiscal 2002 compared with $25.2 million in the second quarter of fiscal 2001, decreasing as a percentage of net sales to 18.5% from 23.5%. The decrease in gross profit as a percentage of net sales was from lower merchandise margins. Gross profit levels in the future will be subject to the uncertainties and other risk factors referred to under the caption "Future Results."

         General, administrative and store operating expenses increased to $28.1 million in the second quarter of fiscal 2002 from $25.1 million in the second quarter of fiscal 2001, primarily from increases in insurance expense, store payroll and group health insurance claims as percentages of net sales. As a percentage of net sales, general, administrative and store operating expenses increased to 24.8% from 23.4%.

         The Company incurred an operating loss of $7.1 million in the second quarter of fiscal 2002 compared with operating income of $0.1 million in the second quarter of the previous year. Operating income reflects the combined results of two business segments, retail store sales and shop@home sales. During the second quarter of fiscal 2002, the loss from operations before unallocated corporate expenses was $2.8 million from retail store sales and $1.4 million from shop@home sales. During the second quarter of fiscal 2001, income (loss) from operations before unallocated corporate expenses was $4.4 million from retail store sales and ($1.3 million) from shop@home sales.

Net interest expense was $0.2 million in the second quarter of fiscal 2002 and net interest income was $0.2 million in the second quarter of fiscal 2001, as a result of lower cash balances, lower interest rates on cash balances and higher borrowings.

The Company had a (benefit) provision for income taxes of ($2.6 million) in the second quarter of fiscal 2002 and $0.1 million in the second quarter of fiscal 2001.

The Company incurred a net loss of $4.6 million in the second quarter of fiscal 2002 and had net income of $0.2 million in the second quarter of fiscal 2001.

See, "Critical Accounting Policies" for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

First half of fiscal 2002 versus first half of fiscal 2001

Net sales for the first half of fiscal 2002 increased 6.1% from the first half of fiscal 2001 to $229.2 million from $216.1 million from an increase in units sold. The average number of transactions per store increased. Comparable store sales for the first half of fiscal 2002 increased 3.2%. Average stores open increased from 532 to 555. Shop@home sales were $4.1 million in the first half of fiscal 2002 compared with $7.3 million in the first half of fiscal 2001, primarily from a reduction in the number of catalogs mailed.

Gross profit was $51.9 million in the first half of fiscal 2002 compared with $53.6 million in the first half of fiscal 2001, decreasing as a percentage of net sales to 22.6% from 24.8%. The decrease in gross profit as a percentage of net sales was from lower merchandise margins.

General administrative and store operating expenses increased to $54.2 million in the first half of fiscal 2002 from $48.6 million in the first half of fiscal 2001, primarily from increases in insurance expense, store payroll and group health insurance claims as percentages of net sales. As a percentage of net sales, general, administrative and store operating expenses increased to 23.6% from 22.5%.

The Company incurred an operating loss of $2.3 million in the first half of fiscal 2002 compared with operating income of $4.9 million in the first half of the previous year. Operating income reflects the combined results of two business segments, retail store sales and shop@home sales. During the first half of fiscal 2002, the income (loss) from operations before unallocated corporate expenses was $5.2 million from retail store sales and ($2.5 million) from shop@home sales. During the first half of fiscal 2001, income (loss) from operations before unallocated corporate expenses was $13.2 million from retail store sales and ($3.3 million) from shop@home sales.

Net interest expense was $0.4 million in the first half of fiscal 2002 and net interest income was $0.4 million in the first half of fiscal 2001, as a result of lower cash balances, lower interest rates on cash balances and higher borrowings.

The Company had a (benefit) provision for income taxes of ($0.9 million) in the first half of fiscal 2002 and $2.0 million in the first half of fiscal 2001.

The Company incurred a net loss of $1.8 million in the first half of fiscal 2002 and had net income of $3.3 million in the first half of fiscal 2001.

August Sales

Net sales for August 2002 increased 3.6% from August 2001, to $27.3 million from $26.3 million. Comparable store sales for the month increased 1.7%.

Liquidity and Capital Resources

Net Cash from Operations

During the 26 weeks ended August 3, 2002, net cash provided from operating activities was $9.3 million.

Balance Sheet Sources of Liquidity

The Company's cash and cash equivalents decreased to $29.0 million at August 3, 2002 from $37.9 million at August 4, 2001, principally from capital expenditures and an increase in inventory. Cash and cash equivalents were $27.8 million at February 2, 2002.

Inventory increased to $58.1 million at August 3, 2002 from $56.5 million at August 4, 2001 principally as a result of a 3.8 % increase in retail selling square footage. At February 2, 2002, inventory was $61.8 million. See, "Critical Accounting Policies - Inventory" for a discussion of estimates made by management in stating inventory in financial statements prepared in accordance with generally accepted accounting principles.

Property and equipment, net increased to $89.4 million at August 3, 2002 from $82.1 million at August 4, 2001 and $88.6 million at February 2, 2002, primarily from a new shop@home call center and fulfillment capability at the Company's national distribution center in Troy, Ohio, and from constructing new stores and remodeling existing stores.

Other Liquidity Sources

Import purchases by the Company are made in U.S. dollars, are generally financed by trade letters of credit and constituted approximately 54% of total purchases in fiscal 2001.

United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2005 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of August 3, 2002, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $23.4 million and standby letters of credit were outstanding in the amount of $1.6 million, principally in connection with insurance policies issued to the Company.

Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance from time to time in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At August 3, 2002, the combined availability of the Companies was $15.0 million; the Pledged Account had a zero balance; the Companies' cash on hand was unrestricted; and no loan had been drawn down.)

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

         As of July 1, 2002, an outstanding loan to an officer in the principal amount of approximately $2.8 million plus accrued interest was paid by the surrender and cancellation of 278,529 shares of Company stock that the officer owned. The cancelled shares became treasury stock. The cancelled shares had a value equivalent to the loan based on the closing price on the NASDAQ Stock Market on the preceding trading day. (The exchange was approved in advance by the Compensation Committee of the Board of Directors on the morning of July 1, 2002.)

Capital Expenditure Budget, Principal Contractual Obligations and Other Commercial Commitments

Capital expenditures for the second half of fiscal 2002 are budgeted at approximately $7.9 million. See, "Store Expansion."

The Company's principal contractual obligations and commercial commitments at August 3, 2002 (see, also "Critical Accounting Policies - Incurred But Not Reported Claims For Personal Injuries and Medical Benefits" and "Store Expansion") are summarized in the following charts.

----------------------------- --------------- ------------------------------------------------------------------
                                                           Payments Due by Period (000's omitted)
----------------------------- --------------- ------------------------------------------------------------------

Principal Contractual           Item Total       Less than                                           After
Obligations                       (000's          1 Year          1-3 Years        4-5 Years        5 Years
                                 omitted)
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Distribution Center Note              $1,095             $933             $162               $0              $0
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Distribution Center Mortgage          $4,817             $558           $1,273           $1,512          $1,474
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Fixture Sale and Lease Back           $7,428           $1,487           $3,305           $2,636              $0
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Call Center Capital Lease               $881             $316             $565               $0              $0
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Total Obligations                    $14,221           $3,294           $5,305           $4,148          $1,474
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
                                                         Amount of Commitment per Period (000's omitted)
----------------------------- --------------- ------------------------------------------------------------------
Other Commercial Commitments    Item Total      Less than                                             Over
                                  (000's          1 Year         1-3 Years        4-5 Years         5 Years
                                 omitted)
----------------------------- --------------- --------------- ---------------- ---------------- ----------------
Trade Letters of Credit              $23,384          $23,384               $0               $0              $0
----------------------------- --------------- --------------- ---------------- ---------------- -----------------
Standby Letters of Credit             $1,613          $ 1,613               $0               $0              $0
----------------------------- --------------- --------------- ---------------- ---------------- -----------------
Operating Leases                    $322,729          $44,334          $82,211          $67,785        $128,399
----------------------------- --------------- --------------- ---------------- ---------------- -----------------
Total Commitments                   $347,726          $69,331          $82,211          $67,785        $128,399
----------------------------- --------------- --------------- ---------------- ---------------- -----------------

The Company expects that net cash will be provided from operating activities during the second half of fiscal 2002 and the first half of fiscal 2003. On that assumption, the Company believes that its cash on hand and the availability of short-term trade credit and of credit under the Financing Agreement on a revolving basis will be adequate for the next 12 months to meet its cash requirements, including (i) anticipated working capital needs, including seasonal inventory financing, (ii) investing activities, including construction costs for the stores that it is committed to open (see, "Store Expansion") and
(iii) financing activities, including payments due on its principal contractual obligations. This paragraph constitutes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

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

Inventory

The margins at which the Company's inventories can be sold are central to its business. In accordance with generally accepted accounting principles, inventories are stated at the lower of cost or market. At August 3, 2002, inventories were stated at $58.1 million. The Company utilizes the retail method, under which a cost-to-price relationship is developed on the basis of original cost as compared to initial retail selling price. The valuation of inventories at cost and the resulting margins are calculated by applying this cost-to-price relationship to the retail value of inventories. Permanent markdowns, when taken, reduce both the price and cost components of inventory on hand, which maintains the established cost-to-price relationship. Consequently, the use of the retail inventory method results in valuing inventories at lower of cost or market.

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

Further, deferred markdowns can result in an overstatement of inventory cost under the lower of cost or market principle. Accordingly, at the end of each fiscal quarter, management conducts a thorough review of inventory on hand and, based on its business judgment, may reduce further the carrying value of inventory by recording a markdown reserve for inventory with sales performance below expectations and/or unsold quantities in excess of expectations.

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

The Company's management believes that the inventory shown on the balance sheets at August 3, 2002 and August 4, 2001 included in the financial statements contained in this Quarterly Report (this "Report") were properly stated in all material respects, subject to (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) changes in weather patterns, (iii) the seasonality of the retail industry, (iv) risks related to consumer acceptance of the Company's products, and (v) war risks.

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

In accordance with generally accepted accounting principles, the Company records a liability for IBNR Claims, which is reflected in general, administrative and store operating expenses as at the end of each fiscal quarter. This liability is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates claims were incurred in prior years and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker and carriers with respect to damages for personal injuries and for workers' compensation benefits and from an insurance consultant with respect to its benefit plans for associates. (The Company has insurance policies with coverage for personal injury claims but it remains liable for a self-insured retention. The Company is self-insured for most workers' compensation benefits and for its medical, dental and prescription plans for associates but it has stop loss insurance policies to limit its liability.)

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

The Company's management believes that the liability for IBNR Claims reflected in the balance sheets at August 3, 2002 and August 4, 2001 included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of greater than anticipated inflation in medical costs and delays in submitting claims.

Realization of Net Deferred Tax Asset

Future realization of the tax benefits, which totaled $1.7 million at August 3, 2002, attributable to the Company's net deferred tax asset ultimately depends on the existence of sufficient taxable income in the pertinent tax jurisdictions within the carryback and/or carryforward period available under the relevant tax law at the time of the tax deduction. Management's assessment is that the Company's net deferred tax asset will be realized through future taxable earnings or available carrybacks, subject to (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) the impact of competition and pricing, (iii) changes in weather patterns, (iv) the seasonality of the retail industry, (v) risks related to consumer acceptance of the Company's products, and (vi) war risks.

In assessing the likelihood of future taxable income, management analyzes taxable income (loss) reported in recent years, current national retail industry sales trends and long term national economic trends. Management's assessment is most reliable with respect to the assets with expiration dates farthest in the future because of the longer time in which income can be earned to make the tax benefits from those assets available. (The state tax net operating loss carryforwards included in the Company's net deferred tax asset expire in 2003 through 2017.)

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

Under the Credit Card Program Agreement, the Bank issues credit cards to Company customers who apply to the Bank. Net credit transaction volume with the Bank was $52.1 million in the first half of fiscal 2002 and $49.3 million in the first half of fiscal 2001. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company's AVENUE(R) service mark and the Bank's name. The credit cards are used only for merchandise offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

In accordance with generally accepted accounting principles, the Company does not include the receivable asset created under the Credit Card Program Agreement in the Company's accounts receivable on its balance sheets because the Company has no interest in the customer accounts or receivables and, depending on the circumstances, might not purchase the accounts from the Bank upon the expiration of the contractual term. In this connection, it should be noted that the Credit Card Program Agreement states that (i) the Bank is the sole and exclusive owner of all customer accounts, (ii) the Company has no interest in the customer accounts and (iii) the Bank is the creditor in respect of receivables (defined in the Credit Card Program Agreement as amounts owed with respect to retail purchases, finance charges, deferred finance charges, other fees and charges for sales tax). Receivables as defined in the Credit Card Program Agreement were $74.0 million at August 3, 2002 and $76.0 million at August 4, 2001. Also, when the Credit Card Program Agreement expires, currently scheduled for February 28, 2007, the Company shall have the right to purchase the customer accounts from the Bank for a price equal to the receivables and the Bank shall have the right to require the Company to purchase the customer accounts at that price if the Company decides to commence a private label credit card program on its own or through another issuer of credit cards.

As to the Company's income statements, general, administrative and store operating expenses were offset in part by premiums received from the Bank of $1.0 million in the first half of fiscal 2002 and $1.2 million in the first half of fiscal 2001. The decrease in premiums from the Bank was due to a decrease in finance income.

The credit card program premium (or discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank based on the volume of credit card program processing activities performed by the Bank.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program, which, for up to the first $85 million of receivables, means the one-year Constant Maturities Treasury ("CMT") rate plus 25 basis points to be reset every three months (the published CMT rate was 1.68% per annum at August 3, 2002), provided, however, that the total contractual interest rate shall not be more than 7.00% per annum and shall not be less than 5.25% per annum. (The Bank's receivables for the program were less than $85 million at August 3, 2002, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

Store Expansion

The Company leased 551 stores at August 3, 2002, of which 400 stores were in strip shopping centers, 124 stores were in malls, 21 stores were in downtown shopping districts and 6 stores were in outlet malls. Retail selling space averaged 2.4 million square feet during the first half of fiscal 2002 and 2.2 million square feet during the first half of the previous year. In the first half of fiscal 2002, the Company opened six new stores with an average of approximately 4,700 square feet of retail selling space and closed ten smaller stores.

Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization of property and equipment were related principally to assets in stores and amounted to $6.1 million in the first half of fiscal 2002 and $5.2 million in the first half of fiscal 2001.

The Company has made commitments to lease and open approximately 17 new stores during the second half of fiscal 2002. Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

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

The Company operates a call center and fulfillment operation at its national distribution center in Troy, Ohio.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold or issue financial instruments for trading purposes. Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material. See, however, (i) the last paragraph under the Item 2 caption "Private Label Credit Cards Issued By The Bank" for a discussion of the cost of funds associated with the credit cards that are co-branded with the Company's AVENUE(R) service mark and the name of the issuer of the cards, World Financial Network National Bank, and (ii) the sixth paragraph under the Item 2 caption "Liquidity and Capital Resources - Other Liquidity Sources" for a description of the variable interest rate that would be payable if a revolving loan were outstanding (none is outstanding at present).

The Company has no foreign currency exchange rate risk.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 10th Annual Meeting of Stockholders (the "Meeting") was held on May 30, 2002.

     (c) (i) The Meeting elected directors for terms ending at the 11th Annual Meeting of Stockholders, by the following vote:

         Name                                 For                        Withhold Authority to Vote
         ----                                 ---                        --------------------------
         Joseph A. Alutto                   8,277,803                           6,503
         Raphael Benaroya                   7,162,804                       1,121,502
         Russell Berrie                     8,277,803                           6,503
         Joseph Ciechanover                 8,277,803                           6,503
         Michael Goldstein                  8,277,803                           6,503
         Ilan Kaufthal                      8,276,903                           7,403
         Vincent P. Langone                 8,277,803                           6,503
         George R. Remeta                   8,277,803                           6,503
         Richard W. Rubenstein              8,275,803                           8,503


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           The following exhibits are filed herewith:

            Number                          Description

            10.1 Amendment, dated August 2, 2002, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

            10.2            Amendment to Restated Supplemental Retirement
                            Savings Plan

            10.3 Purchase and Sale Agreement, dated as of July 1, 2002, between Raphael Benaroya and the Corporation

     The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 2002 is incorporated herein by reference:

            Number in Filing        Description

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

         10.5 Amendment, dated October 1, 2001, to Private Label Credit Card Program Agreement (Confidential portions filed separately with the Secretary of the Commission)


         10.6* Promissory note, dated November 30, 2001, from Raphael Benaroya to the Corporation (cancelled as of July 1, 2002)

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

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

         Number in Filing           Description

          10.1              Amendment, dated September 15, 1997, to Financing
                            Agreement

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 are incorporated herein by reference:

         Number in Filing           Description

          10.1              Financing Agreement

          10.2*             Amendment to Restated Supplemental Retirement
                            Savings Plan

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

____________________

           *A compensatory plan for the benefit of the Corporation's management or a management contract.


          (b) No Current Reports on Form 8-K were filed by the Corporation during the fiscal quarter ended August 3, 2002.


                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 9, 2002

                           UNITED RETAIL GROUP, INC. (Registrant)


                           By:    /s/ GEORGE R. REMETA
                                  -------------------------------------------
                                  George R. Remeta, Vice Chairman of the Board
                                    and Chief Administrative Officer -
                                    Authorized Signatory


                           By:    /s/ JON GROSSMAN
                                  -------------------------------------------
                                  Jon Grossman, Vice President  - Finance
                                    and Chief Accounting Officer

                              CERTIFICATIONS
                              --------------


         I, Raphael Benaroya, Chief Executive Officer of United Retail Group, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of United Retail Group, Inc.;

         2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 9, 2002                        /s/ RAPHAEL BENAROYA
                                                ---------------------------
                                                Chief Executive Officer


         I, George R. Remeta, Chief Administrative Officer and Chief Financial Officer of United Retail Group, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of United Retail Group, Inc.;

         2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 9, 2002                        /s/ GEORGE R. REMETA
                                                ---------------------------
                                                Chief Financial Officer

                                  EXHIBIT INDEX

ITEM 14.  EXHIBITS.

           The following exhibits are filed herewith:

            Number in Filing          Description

            10.1 Amendment, dated August 2, 2002, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

            10.2            Amendment to Restated Supplemental Retirement
                            Savings Plan

            10.3 Purchase and Sale Agreement, dated as of July 1, 2002, between Raphael Benaroya and the Corporation

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 2002 is incorporated herein by reference:

            Number in Filing          Description

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

         10.5 Amendment, dated October 1, 2001, to Private Label Credit Card Program Agreement (Confidential portions filed separately with the Secretary of the Commission)

         10.6* Promissory note, dated November 30, 2001, from Raphael Benaroya to the Corporation (cancelled as of July 1, 2002)

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

         The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

         Number in Filing                   Description

          10.1              Amendment, dated September 15, 1997, to Financing
                            Agreement

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 are incorporated herein by reference:

         Number in Filing                   Description

          10.1              Financing Agreement

          10.2*             Amendment to Restated Supplemental Retirement
                            Savings Plan

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

____________________

         *A compensatory plan for the benefit of the Corporation's management or a management contract.