Form 10-Q
period 2002-12-06
UNITED RETAIL GROUP INC/DE
filed 2002-12-09
CIK 881905

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number  00019774
                        ---------------------------------------------------

                           United Retail Group, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                      51 0303670
------------------------------                            --------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                              Identification No.)

365 West Passaic Street, Rochelle Park, NJ                07662
------------------------------------------                --------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (201)  845-0880

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)






            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ___X___                    NO _______

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES _______                    NO ___X____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

YES _______                    NO _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            As of November 2, 2002, 12,937,304 units, each consisting of one share of the registrant's common stock, $.001 par value per share, and one stock purchase right, were outstanding. The units are referred to herein as "shares."

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                 UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                                                       CONSOLIDATED BALANCE SHEETS
                                                                           (dollars in thousands)

                                                                             November 2,       February 2,        November 3,
                                                                                2002               2002               2001
                                                                            ---------------   ---------------    ---------------
                                                      ASSETS                 (Unaudited)                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $17,584           $27,812            $18,234
   Accounts receivable                                                                3,677             1,455              3,319
   Inventory                                                                         70,080            61,793             68,886
   Prepaid rents                                                                      5,002             4,860              4,785
   Other prepaid expenses                                                             4,117             3,454              4,996
                                                                            ---------------   ---------------    ---------------
      Total current assets                                                          100,460            99,374            100,220

Property and equipment, net                                                          89,270            88,621             87,658
Deferred charges and other intangible assets,
  net of accumulated amortization of $2,809, $2,761
  and $3,033                                                                          6,184             6,232              7,484
Deferred income taxes                                                                 2,106             1,184              1,206
Other assets                                                                            918             1,871                200
                                                                            ---------------   ---------------    ---------------
    Total assets                                                                   $198,938          $197,282           $196,768
                                                                            ===============   ===============    ===============
                                                      LIABILITIES
Current liabilities:
  Short-term distribution center financing                                           $1,439            $1,435             $1,407
  Short-term capital leases                                                           1,742             1,491
  Accounts payable and other                                                         41,928            32,963             38,567
  Accrued expenses                                                                   21,048            20,339             22,291
  Deferred income taxes                                                                 743               423                185
                                                                            ---------------   ---------------    ---------------
    Total current liabilities                                                        66,900            56,651             62,450


Long-term distribution center financing                                               4,112             5,181              5,551
Long-term capital leases                                                              6,123             7,213
Other long-term liabilities                                                           6,803             6,433              6,372
                                                                            ---------------   ---------------    ---------------
    Total liabilities                                                                83,938            75,478             74,373
                                                                            ---------------   ---------------    ---------------
                                                      STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
   1,000,000 shares; none issued
   Series A junior participating preferred stock, $.001
   par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized
   30,000,000 shares; issued 14,248,200; 14,236,000;
   14,236,000 shares;  outstanding 12,937,304;
   13,203,633; 13,191,133 shares                                                         14                14                 14
Additional paid-in capital                                                           83,524            80,408             80,375
Retained earnings                                                                    39,138            46,133             46,757
Treasury stock (1,310,896; 1,032,367; 1,044,867
   shares) at cost                                                                   (7,676)           (4,751)            (4,751)
                                                                            ---------------   ---------------    ---------------
    Total stockholders' equity                                                      115,000           121,804            122,395
                                                                            ---------------   ---------------    ---------------
    Total liabilities and stockholders' equity                                     $198,938          $197,282           $196,768
                                                                            ===============   ===============    ===============



The accompanying notes are an integral part of the Consolidated Financial Statements.



                                               UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (dollars in thousands, except per share amounts)
                                                             (Unaudited)

                                                           Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                                    ---------------------------------        ---------------------------------
                                                     November 2,          November 3,         November 2,         November 3,
                                                         2002                2001                 2002               2001
                                                     -----------          -----------         -----------         -----------
Net sales                                               $97,019             $96,641             $326,267           $312,790

Cost of goods sold, including
  buying and occupancy costs                             79,693              75,858              257,091            238,455
                                                     -----------          -----------         -----------         -----------
   Gross profit                                          17,326              20,783               69,176             74,335

General, administrative and
  store operating expenses                               25,013              24,323               79,168             72,945
                                                     -----------          -----------         -----------         -----------
   Operating (loss) income                               (7,687)             (3,540)              (9,992)             1,390

Interest (expense) income, net                             (211)                 45                 (599)               453
                                                     -----------          -----------         -----------         -----------
   (Loss) income before income taxes                     (7,898)             (3,495)             (10,591)             1,843

(Benefit from) provision for income taxes                (2,666)             (1,209)              (3,596)               789
                                                     -----------          -----------         -----------         -----------
   Net (loss) income                                    ($5,232)            ($2,286)             ($6,995)            $1,054
                                                     ===========         ===========         ===========         ===========
Net (loss) income per share
  Basic                                                  ($0.40)             ($0.17)              ($0.53)             $0.08
                                                     ===========         ===========         ===========         ===========
  Diluted                                                ($0.40)             ($0.17)              ($0.53)             $0.08
                                                     ===========         ===========         ===========         ===========

Weighted average number of
   shares outstanding
     Basic                                           12,937,304          13,213,441           13,082,989         13,246,968
     Common stock equivalents
             (stock options)                                  0                   0                    0            242,089
                                                     -----------         -----------         -----------         -----------
     Diluted                                         12,937,304          13,213,441           13,082,989         13,489,057
                                                     ===========         ===========         ===========         ===========



The accompanying notes are an integral part of the Consolidated Financial Statements.



                                                                       UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               (dollars in thousands)
                                                                                     (Unaudited)

                                                                                Thirty-Nine Weeks Ended
                                                                            -------------------------------
                                                                            November 2,         November 3,
                                                                              2002               2001
                                                                            ------------        ------------
Cash Flows From Operating Activities:
    Net (loss) income                                                           ($6,995)            $1,054
Adjustments to reconcile net (loss) income to net cash
  provided from (used in) operating activities:
    Depreciation and amortization of property and equipment                       9,194              8,004
    Amortization of deferred charges and other
      intangible assets                                                             448                395
    Loss on disposal of assets                                                      356                 60
    Deferred compensation                                                           234                233
    Provision for deferred income taxes                                            (602)              (715)
    Deferred lease assumption revenue amortization                                 (108)              (229)
Changes in operating assets and liabilities:
    Accounts receivable                                                          (2,222)              (746)
    Income taxes                                                                 (1,153)               995
    Inventory                                                                    (8,287)            (9,884)
    Accounts payable and accrued expenses                                        10,774              3,648
    Prepaid expenses                                                               (805)            (1,801)
    Other assets and liabilities                                                    923             (1,102)
                                                                            ------------        ------------
Net Cash Provided from (Used in) Operating Activities                             1,757                (88)
                                                                            ------------        ------------
Investing Activities:
    Capital expenditures                                                        (10,108)           (18,199)
    Deferred payment for property and equipment                                     534              1,325
    Proceeds from sale of lease                                                       -                128
                                                                            ------------        ------------
Net Cash Used in Investing Activities                                            (9,574)           (16,746)
                                                                            ------------        ------------
Financing Activities:
    Repayments of long-term debt                                                 (1,065)            (1,025)
    Payments on capital lease obligations                                        (1,303)                 -
    Issuance of loans to officers                                                   (52)              (141)
    Treasury stock acquired                                                           -               (561)
    Proceeds from exercise of stock options                                          49                 26
    Other                                                                           (40)               (12)
                                                                            ------------        ------------
Net Cash Used in Financing Activities                                            (2,411)            (1,713)
                                                                            ------------        ------------
Net decrease in cash and cash equivalents                                       (10,228)           (18,547)
Cash and cash equivalents, beginning of period                                   27,812             36,781
                                                                            ------------        ------------
Cash and cash equivalents, end of period                                        $17,584            $18,234
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

         The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2001 Annual Report and 2001 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         Certain prior year balances have been reclassified to conform with the current year presentation.


2.      Net (Loss) Income Per Share
        ---------------------------

         Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options with the exception of the thirteen and thirty-nine weeks ended November 2, 2002 and the thirteen weeks ended November 3, 2001, where the effect of stock options is anti-dilutive.

         Options to purchase shares of common stock which were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:

                                                    Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                                   ------------------------         --------------------------------
                                                   November 2,  November 3,         November 2,          November 3,
                                                     2002         2001                2002                 2001
                                                   -----------  -----------         -----------          -----------

Options                                              1,671,172    840,072             916,872               842,472
Range of option prices per share                  $5.13 - $15.13 $7.56 - $15.13    $7.19 - $15.13      $7.56 - $15.13

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

         At November 2, 2002, the combined availability of the Companies was $20.4 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit, including $1.3 million of standby letters of credit, arranged by CIT was $19.6 million and no loan had been drawn down. The Company's cash on hand was unrestricted.

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

         Between January 2002 and October 2002, the Company executed a series of three-year capital lease agreements bearing interest at rates from 6.09% to 6.44% per annum in the aggregate of approximately $1.0 million for call center systems at the Company's national distribution center in Troy, Ohio. The Company has the option of buying the systems at the end of the term for a nominal price.


4.      Income Taxes
        ------------

         The (benefit from) provision for income taxes consists of (dollars in thousands):

                                      Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                 ------------------------------   ------------------------------
                                 November 2,        November 3,   November 2,        November 3,
                                   2002               2001          2002                2001
                                 -----------        -----------   -----------        -----------
Currently payable:
         Federal                  ($3,087)            ($1,213)      ($3,243)           $1,270
         State                         83                 (21)          249               234
                                 -----------        -----------   -----------        -----------
                                   (3,004)             (1,234)       (2,994)            1,504
                                 -----------        -----------   -----------        -----------
Deferred:
         Federal                      279                  20          (495)             (589)
         State                         59                   5          (107)             (126)
                                 -----------        -----------   -----------        -----------
                                      338                  25          (602)             (715)
                                 -----------        -----------   -----------        -----------
                                  ($2,666)            ($1,209)      ($3,596)             $789
                                 ===========        ===========   ===========        ============




         Reconciliation of the (benefit from) provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):

                                               Thirteen Weeks Ended
                                         -------------------------------------
                                          November 2, 2002      November 3, 2001
                                         -----------------    ----------------
Tax at Federal rate                       ($2,764) (35.0%)    ($1,222) (35.0%)
State income taxes, net of
 Federal benefit                               92   (1.1%)        (10)  (0.3%)
Other                                           6    0.1%          18    0.5%
Goodwill amortization                           -    0.0%           5    0.2%
                                          -------   ------    --------  ------
                                          ($2,666) (33.8%)    ($1,209) (34.6%)
                                          =======   ======    ========  ======

                                               Thirty-Nine Weeks Ended
                                         -------------------------------------
                                          November 2, 2002     November 3, 2001
                                         -----------------    ----------------
Tax at Federal rate                       ($3,707) (35.0%)       $647   35.0%
State income taxes, net of
 federal benefit                               92    0.8%          70    3.8%
Goodwill amortization                           -    0.0%          54    3.0%
Other                                          19    0.2%          18    1.0%
                                          -------   ------    --------  ------
                                          ($3,596) (34.0%)       $789   42.8%
                                          ========  ======    ========  ======

         The net deferred tax asset reflects the tax impact of temporary differences. The components of the net deferred tax asset as of November 2, 2002 are as follows (dollars in thousands):

           Net long-term asset:
                     Accruals and reserves        $3,235
                     State NOL's                   1,360
                     Compensation                    534
                     Depreciation                 (3,023)
                                                  -------
                                                  $2,106
                                                  -------

           Net current liability:
                     Prepaid rent                 $1,861
                     Accruals and reserves          (468)
                     Inventory                      (650)
                                                  -------
                                                    $743
                                                  -------
                     Net deferred tax asset       $1,363
                                                  -------

         Future realization of the tax benefits attributable to the existing deductible temporary differences and NOL carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period available under the tax law at the time of the tax deduction. Based on management's assessment, it is more likely than not that the net deferred tax asset will be realized through future taxable earnings or available carrybacks. The NOL's are scheduled to expire beginning in tax years fiscal 2002 through fiscal 2017.


5.       Advances To Officers
         --------------------

         Advances were made by the Company in February 1998, February 1999 and November 1999 to Raphael Benaroya, the Company's Chairman of the Board, President and Chief Executive Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with the exercise of stock options, totaling approximately $2.3 million. Cumulative interest on the advances at the prime rate through November 30, 2001 was approximately $0.5 million. On November 30, 2001, Mr. Benaroya signed a consolidated promissory note in the amount of approximately $2.8 million, representing the cumulative advances and accrued interest as of that date, with a term of two years. Mr. Benaroya repaid the note with accrued interest as of July 1, 2002 by surrendering 278,529 shares of Company common stock. The surrendered shares had a value equivalent to the consolidated note based on the closing price on the NASDAQ Stock Market on the preceding trading day. The Compensation Committee of the Board of Directors, which administers the stock option program, met on the morning of July 1, 2002 and approved the transaction.


6.       Stock Appreciation Rights Plan
         ------------------------------

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


7.       Segment Information
         -------------------

         The Company operates its business in two reportable segments: Avenue Retail and Shop @ Home (see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Quarterly Report on Form 10-Q for the period ended November 2, 2002). In deciding how to allocate resources and assess performance, the Company regularly evaluates the performance of its operating segments on the basis of net sales and earnings from operations.




         Certain information relating to the Company's reportable operating segments is set forth below (dollars in thousands):


                                         Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                       ---------------------------    ----------------------------
                                         November 2,   November 3,     November 2,    November 3,
                                          2002           2001            2002           2001
                                       -------------   -----------    ------------   -------------
Net sales:
         Avenue Retail                   $95,080         $94,586        $320,200        $303,397
         Shop @ Home                       1,939           2,055           6,067           9,393
                                       -------------   -----------    ------------   -------------
                                         $97,019         $96,641        $326,267        $312,790
                                       -------------   -----------    ------------   -------------
(Loss) earnings from operations*:
         Avenue Retail                   ($3,525)          ($767)         $1,662         $12,459
         Shop @ Home                      (1,108)         (1,230)         (3,621)         (4,554)
                                       -------------   -----------    ------------   -------------
                                         ($4,633)        ($1,997)        ($1,959)         $7,905
                                       =============   ===========    ============   =============


         * Represents (loss) earnings from operations before unallocated corporate expenses.

         The Company evaluates the performance of its assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.


         The following table sets forth a reconciliation of the reportable segment's (loss) earnings from operations to the Company's consolidated (loss) income before income taxes (dollars in thousands):

                                                 Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                              ---------------------------     --------------------------------
                                               November 2,    November 3,      November 2,         November 3,
                                                 2002           2001             2002               2001
                                              ------------   ------------     ------------        ------------
(Loss) earnings from operations
   for reportable segments                      ($4,633)       ($1,997)          ($1,959)           $7,905

Unallocated
      corporate expenses                         (3,054)        (1,543)           (8,033)           (6,515)

Interest (expense) income, net                     (211)            45              (599)              453
                                              ------------   ------------     ------------        ------------
(Loss) income before
    income taxes                                ($7,898)       ($3,495)         ($10,591)           $1,843
                                              ============   ============     ============        ============

8.        New Accounting Pronouncements
          -----------------------------

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

         The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. The Company has approximately $5,611,000 in goodwill as of February 2, 2002 and amortized approximately $206,000 in fiscal 2001. As a result of the adoption of SFAS No. 142, the Company will no longer amortize its goodwill, which will reduce operating expense. (The Company does not have any intangible assets with indefinite lives, other than goodwill.) Management has completed the transitional goodwill impairment test and has determined that no impairment exists as a result of the adoption of SFAS No. 142. The Company will continue to test goodwill for impairment in the fourth quarter of each year and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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


9.      Supplemental Cash Flow Information
        ----------------------------------

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third quarter of fiscal 2002 versus third quarter of fiscal 2001
----------------------------------------------------------------

Net sales for the third quarter of fiscal 2002 increased 0.4% from the third quarter of fiscal 2001, to $97.0 million from $96.6 million from an increase in units sold. Comparable store sales for the third quarter of fiscal 2002 decreased 1.9%. Average stores open increased from 546 to 555. (There is no assurance that average stores open will continue to increase.) Internet and catalog (collectively, "shop@home") sales were $1.9 million in the third quarter of fiscal 2002 compared with $2.1 million in the third quarter of fiscal 2001, primarily from a reduction in the number of catalogs mailed.

Gross profit was $17.3 million in the third quarter of fiscal 2002 compared with $20.8 million in the third quarter of fiscal 2001, decreasing as a percentage of net sales to 17.9% from 21.5%. The decrease in gross profit as a percentage of net sales was primarily from lower merchandise margins. Gross profit levels in the future will be subject to the uncertainties and other risk factors referred to under the caption "Future Results."

General, administrative and store operating expenses increased to $25.0 million in the third quarter of fiscal 2002 from $24.3 million in the third quarter of fiscal 2001, primarily from increases in group health insurance claims, one-time professional fees and disbursements in connection with a review of a corporate acquisition possibility (see, "Other Matters - Corporate Acquisition Reviews") and insurance expense as percentages of net sales partially offset by an increase in private label credit card program royalties from World Financial Network National Bank and a reduction in shop@home expenses. As a percentage of net sales, general, administrative and store operating expenses increased to 25.8% from 25.2%.

The Company incurred operating losses of $7.7 million in the third quarter of fiscal 2002 and $3.5 million in the third quarter of the previous year. Operating losses reflect the combined results of two business segments, retail store sales and shop@home sales. During the third quarter of fiscal 2002, the loss from operations before unallocated corporate expenses was $3.5 million from retail store sales and $1.1 million from shop@home sales. During the third quarter of fiscal 2001, the loss from operations before unallocated corporate expenses was $0.8 million from retail store sales and $1.2 million from shop@home sales.

Net interest expense was $0.2 million in the third quarter of fiscal 2002 and was zero in the third quarter of fiscal 2001, as a result of higher borrowings, lower interest rates on cash balances and lower cash balances.

The Company had a benefit from income taxes of $2.7 million in the third quarter of fiscal 2002 and $1.2 million in the third quarter of fiscal 2001.

The Company incurred net losses of $5.2 million in the third quarter of fiscal 2002 and $2.3 million in the third quarter of fiscal 2001.

See, "Critical Accounting Policies" for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.


First 39 weeks of fiscal 2002 versus first 39 weeks of fiscal 2001
------------------------------------------------------------------

Net sales for the first 39 weeks of fiscal 2002 increased 4.3% from the first 39 weeks of fiscal 2001 to $326.3 million from $312.8 million from an increase in units sold. Comparable store sales for the first 39 weeks of fiscal 2002 increased 1.6%. Average stores open increased from 537 to 555. Shop@home sales were $6.1 million in the first 39 weeks of fiscal 2002 compared with $9.4 million in the first 39 weeks of fiscal 2001, primarily from a reduction in the number of catalogs mailed.

Gross profit was $69.2 million in the first 39 weeks of fiscal 2002 compared with $74.3 million in the first 39 weeks of fiscal 2001, decreasing as a percentage of net sales to 21.2% from 23.8%. The decrease in gross profit as a percentage of net sales was primarily from lower merchandise margins.

General, administrative and store operating expenses increased to $79.2 million in the first 39 weeks of fiscal 2002 from $72.9 million in the first 39 weeks of fiscal 2001, primarily from increases in insurance expense, store payroll and group health insurance claims as percentages of net sales partially offset by lower shop@home expenses. (There is no assurance that insurance expense, store payroll and group health insurance claims will not continue to increase as percentages of net sales.) As a percentage of net sales, general, administrative and store operating expenses increased to 24.3% from 23.3%.

The Company incurred an operating loss of $10.0 million in the first 39 weeks of fiscal 2002 compared with operating income of $1.4 million in the first 39 weeks of the previous year. Operating results reflect the combined results of two business segments, retail store sales and shop@home sales. During the first 39 weeks of fiscal 2002, the income (loss) from operations before unallocated corporate expenses was $1.7 million from retail store sales and ($3.6 million) from shop@home sales. During the first 39 weeks of fiscal 2001, the income (loss) from operations before unallocated corporate expenses was $12.5 million from retail store sales and ($4.6 million) from shop@home sales.

Net interest expense was $0.6 million in the first 39 weeks of fiscal 2002 and net interest income was $0.5 million in the first 39 weeks of fiscal 2001, as a result of lower interest rates on cash balances, higher borrowings and lower cash balances.

The Company had a (benefit from) provision for income taxes of ($3.6 million) in the first 39 weeks of fiscal 2002 and $0.8 million in the first 39 weeks of fiscal 2001.

The Company incurred a net loss of $7.0 million in the first 39 weeks of fiscal 2002 and had net income of $1.1 million in the first 39 weeks of fiscal 2001.


November Sales
--------------

Net sales for November 2002 decreased 3.2% from November 2001 to $33.2 million from $34.3 million. Comparable store sales for the month decreased 4.5%.

Liquidity and Capital Resources
-------------------------------

Net Cash from Operations

During the 39 weeks ended November 2, 2002, net cash provided from operating activities was $1.8 million.

Balance Sheet Sources of Liquidity

The Company's cash and cash equivalents were substantially unchanged at $17.6 million at November 2, 2002 compared with $18.2 million at November 3, 2001. Cash and cash equivalents were $27.8 million at February 2, 2002.

Inventory increased to $70.1 million at November 2, 2002 from $68.9 million at November 3, 2001 and $61.8 million at February 2, 2002 principally as a result of a 2.2% increase in the average retail selling square footage during the 12-month period ended November 2, 2002. (See, "Critical Accounting Policies - Inventory" for a discussion of estimates made by management in stating inventory in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment, net increased to $89.3 million at November 2, 2002 from $87.7 million at November 3, 2001 and $88.6 million at February 2, 2002, primarily from a new shop@home call center and fulfillment capability at the Company's national distribution center in Troy, Ohio, and from constructing new stores and remodeling existing stores.

Other Liquidity Sources

Import purchases by the Company are made in U.S. dollars, are generally financed by trade letters of credit and constituted approximately 54% of total purchases in fiscal 2001.

United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2005 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of November 2, 2002, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $18.3 million and standby letters of credit were outstanding in the amount of $1.3 million, principally in connection with insurance policies issued to the Company.

Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance from time to time in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At November 2, 2002, the combined availability of the Companies was $20.4 million; the Pledged Account had a zero balance; the Companies' cash on hand was unrestricted; and no loan had been drawn down.)

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

As of July 1, 2002, an outstanding loan to a Company officer in the principal amount of approximately $2.8 million plus accrued interest was paid by the surrender of 278,529 shares of Company stock that the officer owned. The repurchased shares became treasury stock. The repurchased shares had a value equivalent to the loan based on the closing price on the NASDAQ Stock Market on the preceding trading day. (The exchange was approved in advance by the Compensation Committee of the Board of Directors on the morning of July 1, 2002.)

Certain Contractual Obligations and Certain Other Commercial Commitments

Certain contractual obligations of the Company and certain other commercial commitments at November 2, 2002 (see, also "Critical Accounting Policies - Incurred But Not Reported Claims For Personal Injuries and Medical Benefits") are summarized in the following charts:


                                   ------------------------------------------------------------------------------------------------
                                                                         Payments Due by Period (000's omitted)
Certain Contractual Obligations       Item Total          Less than                                                    After
                                    (000's omitted)        1 Year            1-3 Years           4-5 Years            5 Years
---------------------------------- ------------------ ------------------ ------------------- ------------------- ------------------
Fixture Sale and Lease Back                  $ 7,066          $  1,423           $  3,453            $  2,190            $     0
---------------------------------- ------------------ ------------------ ------------------- ------------------- ------------------
Distribution Center Note                     $   868          $    868           $      0            $      0            $     0

---------------------------------- ------------------ ------------------ ------------------- ------------------- ------------------
Distribution Center Mortgage                 $ 4,683          $    571           $  1,300            $  1,545            $ 1,267

---------------------------------- ------------------ ------------------ ------------------- ------------------- ------------------
Call Center Capital Lease                    $   799          $    319           $    480            $      0            $     0
---------------------------------- ------------------ ------------------ ------------------- ------------------- ------------------
Total                                        $13,416          $  3,181           $  5,233            $  3,735            $ 1,267
-----------------------------------------------------------------------------------------------------------------------------------

                                   ------------------------------------------------------------------------------------------------
                                                                       Amount of Commitment per Period (000's omitted)
---------------------------------- ----------------- ------------------- ------------------ ------------------- --------------------
Certain Other Commercial              Item Total         Less than                                                     Over
Commitments                        (000's omitted)         1 Year            1-3 Years          4-5 Years             5 Years
---------------------------------- ----------------- ------------------- ------------------ ------------------- --------------------
Operating Leases                          $ 303,010          $  44,338          $  77,004          $   61,593           $  120,075
---------------------------------- ----------------- ------------------- ------------------ ------------------- --------------------
Trade Letters of Credit*                  $  18,309          $  18,309          $       0          $        0           $        0
---------------------------------- ----------------- ------------------- ------------------ ------------------- --------------------
Standby Letters of Credit                 $   1,250          $   1,250          $       0          $        0           $        0
---------------------------------- ----------------- ------------------- ------------------ ------------------- --------------------
Total                                     $ 322,569          $  63,897          $  77,004          $   61,593           $  120,075
-----------------------------------------------------------------------------------------------------------------------------------

_________
*Trade letters of credit support certain Company obligations under purchase orders for merchandise imports for which payment is not yet due. (Other purchase orders are not supported by trade letters of credit.)


Total Cash Requirements

The Company expects that net cash will be provided from operating activities during the next 12 months. On that assumption, the Company believes that its cash on hand and the availability of short-term trade credit and of credit under the Financing Agreement on a revolving basis will be adequate for the next 12 months to meet its cash requirements, including (i) anticipated working capital needs, including seasonal inventory financing, (ii) investing activities, including construction costs for the stores that it is committed to open (see, "Stores") and (iii) financing activities, including payments due on its principal contractual obligations. This paragraph constitutes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

Critical Accounting Policies
----------------------------

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

Inventory

The margins at which the Company's inventories can be sold are central to its business. In accordance with generally accepted accounting principles, inventories are stated at the lower of cost or market. At November 2, 2002, inventories were stated at $70.1 million. The Company utilizes the retail method, under which a cost-to-price relationship is developed on the basis of original cost as compared to initial retail selling price. The valuation of inventories at cost and the resulting margins are calculated by applying this cost-to-price relationship to the retail value of inventories. Permanent markdowns, when taken, reduce both the price and cost components of inventory on hand, which maintains the established cost-to-price relationship. Consequently, the use of the retail inventory method results in valuing inventories at lower of cost or market.

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

The Company's management believes that the inventory shown on the balance sheets at November 2, 2002 and November 3, 2001 included in the financial statements contained in this Quarterly Report (this "Report") were properly stated in all material respects, subject to (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) changes in weather patterns, (iii) the seasonality of the retail industry, (iv) risks related to consumer acceptance of the Company's products, and (v) war risks.

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

In accordance with generally accepted accounting principles, the Company records a liability for IBNR Claims, which is reflected in general, administrative and store operating expenses as at the end of each fiscal quarter. This liability is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates claims were incurred in prior years and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker and carriers with respect to damages for personal injuries and for workers' compensation benefits. (The Company has insurance policies with coverage for personal injury claims but it remains liable for a self-insured retention. The Company is self-insured for most workers' compensation benefits and for its medical, dental and prescription plans for associates but it has stop loss insurance policies to limit its liability.)

If the subsequent outcome of IBNR Claims were to exceed the recorded IBNR liability as at the end of a fiscal quarter, the liabilities on the balance sheet would have been understated and income would have been overstated for the quarter in question. (The opposite would be true if the subsequent outcome were less than the recorded IBNR liability.)

A consistent approach to estimating liability for IBNR Claims reflected in the Company's balance sheet is one of the Company's important accounting objectives.

The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ. The use of different estimates or assumptions would change the amount recorded.

The Company's management believes that the liability for IBNR Claims reflected in the balance sheets at November 2, 2002 and November 3, 2001 included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of greater than anticipated inflation in medical costs and delays in receiving claims.

Realization of Net Deferred Tax Asset

Future realization of the tax benefits, which totaled $1.4 million at November 2, 2002, attributable to the Company's net deferred tax asset ultimately depends on the existence of sufficient taxable income in the pertinent tax jurisdictions within the carryback and/or carryforward period available under the relevant tax law at the time of the tax deduction. Management's assessment is that the Company's net deferred tax asset will be realized through future taxable earnings or available carrybacks, subject to (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) the impact of competition and pricing, (iii) changes in weather patterns, (iv) the seasonality of the retail industry, (v) risks related to consumer acceptance of the Company's products, and (vi) war risks.

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

Private Label Credit Cards Issued By The Bank
---------------------------------------------

The Company and World Financial Network National Bank (the "Bank") are parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (as amended, the "Credit Card Program Agreement").

Under the Credit Card Program Agreement, the Bank issues credit cards to Company customers who apply to the Bank. Net credit transaction volume with the Bank was $78.6 million in the first 39 weeks of fiscal 2002 and $74.1 million in the first 39 weeks of fiscal 2001. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company's AVENUE(R) service mark and the Bank's name. The credit cards are used only for merchandise offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

In accordance with generally accepted accounting principles, the Company does not include the receivable asset created under the Credit Card Program Agreement in the Company's accounts receivable on its balance sheets because the Company has no interest in the customer accounts or receivables and, depending on the circumstances, might not purchase the accounts from the Bank upon the expiration of the contractual term. In this connection, it should be noted that the Credit Card Program Agreement states that (i) the Bank is the sole and exclusive owner of all customer accounts, (ii) the Company has no interest in the customer accounts and (iii) the Bank is the creditor in respect of receivables (defined in the Credit Card Program Agreement as amounts owed with respect to retail purchases, finance charges, deferred finance charges, other fees and charges for sales tax). Receivables as defined in the Credit Card Program Agreement were $74.0 million at November 2, 2002 and $75.4 million at November 3, 2001. Also, when the Credit Card Program Agreement expires, currently scheduled for February 28, 2007, the Company shall have the right to purchase the customer accounts from the Bank for a price equal to the receivables and the Bank shall have the right to require the Company to purchase the customer accounts at that price if the Company decides to commence a private label credit card program on its own or through another issuer of credit cards.

As to the Company's statements of operations, general, administrative and store operating expenses were offset in part by premiums received from the Bank of $2.3 million in the first 39 weeks of fiscal 2002 and $1.8 million in the first 39 weeks of fiscal 2001. The increase in premiums from the Bank was due to a decrease in bad debt write-offs by the Bank.

The credit card program premium (or discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank based on the volume of credit card program processing activities performed by the Bank.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program, which, for up to the first $85 million of receivables, means the one-year Constant Maturities Treasury ("CMT") rate plus 25 basis points to be reset every three months (the published CMT rate was 1.65% per annum at November 2, 2002), provided, however, that the total contractual interest rate shall not be more than 7.00% per annum and shall not be less than 5.25% per annum. (The Bank's receivables for the program were less than $85 million at November 2, 2002, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

Stores
------

The Company leased 557 stores at November 2, 2002, of which 409 stores were in strip shopping centers, 121 stores were in malls, 21 stores were in downtown shopping districts and 6 stores were in outlet malls. Retail selling space was
2.4 million square feet both at November 2, 2002 and November 3, 2001.

In the first 39 weeks of fiscal 2002, the Company opened 18 new stores with an average of approximately 4,700 square feet of retail selling space and closed 16 smaller stores. Retailing selling space opened after fiscal 1998 constitutes approximately 30% of the total square footage at present.

Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization of property and equipment were related principally to assets in stores and amounted to $9.6 million in the first 39 weeks of fiscal 2002 and $8.4 million in the first 39 weeks of fiscal 2001.

The Company has made commitments to lease and open approximately six new stores during the fourth quarter of fiscal 2002 and approximately five new stores during fiscal 2003. Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

Shop@Home
---------

The Company has a supplemental channel of distribution for its merchandise through Internet and catalog (collectively, "shop@home") sales.

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

The Company has budgeted a loss from shop@home operations before unallocated corporate expenses during the fourth quarter of fiscal 2002. There is no assurance that shop@home operations will begin to generate income before unallocated corporate expenses in fiscal 2003.

Seasonality
-----------

The fourth quarter of the fiscal year generally has higher sales for the Company than other quarters.

Other Matters
-------------

Corporate Acquisition Reviews

As a matter of routine, the Company from time to time conducts "due diligence" reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available. Professional fees and related disbursements of approximately $0.5 million were incurred in connection with such reviews that were completed during the third quarter of fiscal 2002.

Tax Matters

The Company's federal income tax returns for fiscal 1994, fiscal 1995 and fiscal 1996 were audited by the Internal Revenue Service and settled except for the disallowance of a refund claim. The disallowance by the auditor was affirmed by an IRS appeals officer and was the subject of mediation but is still unresolved. The refund claim, which has not been recorded, would affect stockholders' equity positively rather than increasing the Company's earnings, if the disallowance were reversed or reduced as a result of judicial proceedings or a negotiated settlement.

Future Results

The Company cautions that any forward-looking statements (as such term is defined in the Reform Act) contained in this Report or otherwise made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, could affect the Company's actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: war risk; changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company's manufacturers to deliver products in a timely manner; labor trouble and other risks associated with international shipping; political instability and other risks associated with foreign sources of production; postal rate increases; increases in paper and printing costs; and availability of suitable store locations on appropriate terms.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) The Company performed an evaluation, in which the Company's Chief Executive Officer and Chief Financial Officer participated, of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-14(c)) with respect to information required to be disclosed by the Company in filings with the Securities and Exchange Commission (the "Commission"). The evaluation was performed on a date (the "Evaluation Date") within 90 days prior to the filing of this Report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that these controls and procedures were effective in all material respects in ensuring that this information is (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and
           (ii) reported within the time periods specified in the Commission's rules and forms.

(b) There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the Evaluation Date.


PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

 (a)     The following exhibits are filed herewith:

             Number in Filing                  Description
             ----------------                  -----------

             10.1*                             Amendment, dated December 6, 2002, to Employment Agreement, dated November 20,
                                               1998 between the Corporation and Raphael Benaroya ("Benaroya Employment
                                               Agreement")
             10.2*                             Amendment, dated December 6, 2002, to Employment Agreement, dated November 20,
                                               1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
             10.3*                             Amendment, dated December 6, 2002, to Employment Agreement, dated November 20,
                                               1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment
                                               Agreement")

             The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 3, 2002 are incorporated herein by reference:

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

             The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 2002 is incorporated herein by reference:

            Number in Filing                   Description
            ----------------                   -----------

            10.1*                              Amendment, dated May 30, 2002, to Benaroya Employment
                                               Agreement

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

           The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

           Number in Filing                    Description
           ----------------                    -----------

           10.1*                               Amendment, dated November 29, 2001, to Benaroya Employment Agreement
           10.2*                               Amendment, dated November 29, 2001, to Remeta Employment Agreement
           10.3*                               Amendment, dated November 29, 2001, to Carroll Employment Agreement
           10.4*                               Summary Plan Description for United Retail Group, Inc. Incentive Compensation
                                               Program for Executives
           10.5                                Amendment, dated October 1, 2001, to Private Label Credit Card Program Agreement
                                               (Confidential portions filed separately with the Secretary of the Commission)
           10.6*                               Promissory note, dated November 30, 2001, from Raphael Benaroya to the
                                               Corporation (paid as of July 1, 2002)

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

           The following exhibit to the Corporation's Registration Statement on Form S-8 (Registration No. 333-44868) is
incorporated herein by reference:

           Number in Filing                    Description
           ----------------                    -----------

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

           The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

           Number in Filing                    Description
           ----------------                    ------------

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


(b) A Current Report on Form 8-K was filed by the Corporation on September 9, 2002 that disclosed that the Company's principal executive officer and principal financial officer had submitted certifications to the Commission.




                                  SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)                       UNITED RETAIL GROUP, INC.


Date:  December 9, 2002

               By:     /s/ GEORGE R. REMETA
                       ________________________________________________________
                       George R. Remeta, Vice Chairman of the Board and Chief
                             Administrative Officer - Authorized Signatory

               By:     /s/ JON GROSSMAN
                       ________________________________________________________
                       Jon Grossman, Vice President  - Finance and Chief
                             Accounting Officer

                                CERTIFICATIONS

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

           3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 9, 2002                             /s/ RAPHAEL BENAROYA
                                                    -----------------------
                                                    Chief Executive Officer

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

           3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 9, 2002                             /s/ GEORGE R. REMETA
                                                    -----------------------
                                                    Chief Financial Officer




EXHIBIT INDEX

             The following exhibits are filed herewith:

             Number in Filing                  Description
             ----------------                  -----------

             10.1*                             Amendment, dated December 6, 2002, to Employment Agreement, dated November 20,
                                               1998 between the Corporation and Raphael Benaroya ("Benaroya Employment
                                               Agreement")
             10.2*                             Amendment, dated December 6, 2002, to Employment Agreement, dated November 20,
                                               1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
             10.3*                             Amendment, dated December 6, 2002, to Employment Agreement, dated November 20,
                                               1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment
                                               Agreement")

             The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 3, 2002 are incorporated herein by reference:

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

             The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 4, 2002 is incorporated herein by reference:

            Number in Filing                   Description
            ----------------                   -----------

            10.1*                              Amendment, dated May 30, 2002, to Benaroya Employment
                                               Agreement

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

           The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

           Number in Filing                    Description
           ----------------                    -----------

           10.1*                               Amendment, dated November 29, 2001, to Benaroya Employment Agreement
           10.2*                               Amendment, dated November 29, 2001, to Remeta Employment Agreement
           10.3*                               Amendment, dated November 29, 2001, to Carroll Employment Agreement
           10.4*                               Summary Plan Description for United Retail Group, Inc. Incentive Compensation
                                               Program for Executives
           10.5                                Amendment, dated October 1, 2001, to Private Label Credit Card Program Agreement
                                               (Confidential portions filed separately with the Secretary of the Commission)
           10.6*                               Promissory note, dated November 30, 2001, from Raphael Benaroya to the
                                               Corporation (paid as of July 1, 2002)

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

           The following exhibit to the Corporation's Registration Statement on Form S-8 (Registration No. 333-44868) is
incorporated herein by reference:

           Number in Filing                    Description
           ----------------                    -----------

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