Form 10-K
period 2003-02-01
UNITED RETAIL GROUP INC/DE
filed 2003-04-03
CIK 881905

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission file number 019774


                           United Retail Group, Inc.
                           -------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                               51 0303670
       --------                                               ----------
State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                            Identification No.)

365 West Passaic Street, Rochelle Park, NJ                       07662
------------------------------------------                       -----
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (201) 845-0880
                                                    --------------

Securities registered pursuant to Section 12(b) of the 1934 Act:

 Title of each class                 Name of each exchange on which registered
----------------------------         -----------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the 1934 Act).

YES       NO  X
   -----    -----

On April 2, 2003, the aggregate market value of the voting and non-voting common equity of the registrant (the "Corporation" also referred to herein, together with its subsidiaries, as the "Company") held by non-affiliates of the registrant was approximately $65.2 million computed by reference to the $7.00 price at which the common equity was last sold as of August 2, 2002. For purposes of the preceding sentence only, affiliate status was determined on the basis that all stockholders of the registrant are non-affiliates except the two non-institutional stockholders who have filed statements with the Securities and Exchange Commission (the "SEC" or the "Commission") under
Section 16(a) of the 1934 Act reporting holdings of 10% or more of the shares outstanding. The holdings of affiliates are based upon the contents of the filed statements.

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

As of April 2, 2003 there were 12,937,304 shares of the registrant's common stock, $.001 par value per share, outstanding. One Stock Purchase Right is attached to each outstanding share.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement on Schedule 14A for its 2003 annual meeting of stockholders (the "Proxy Statement") to be filed with the SEC is incorporated in part by reference in Part III of this Form 10-K (this "Report").

PART I

Item 1. Business.

Overview

The Company is a leading nationwide specialty retailer featuring AVENUE(R) brand large size women's apparel, CLOUDWALKERS(R) brand women's footwear, AVENUE BODY(R) brand large size lingerie, AVENUE brand large size women's hosiery, AVENUE brand accessories and AVENUE brand gifts. Sales in fiscal 2002 (the year ended February 1, 2003) and fiscal 2001 (the year ended February 2,
2002) were principally of apparel with none of the other product categories representing 10% or more of sales in either year.

History

United Retail Group, Inc. was incorporated in Delaware in 1987 and completed its initial public offering in 1992. The Company's current business resulted from an internal reorganization at Limited Brands, Inc. ("The Limited") in 1987, in which The Limited combined its AVENUE(R) store group (then operating under the Lerner Woman trade name) with the Sizes Unlimited store group. Raphael Benaroya, currently the Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., was selected to manage the combined businesses.

Customer Base

The Company serves the mass market and targets fashion-conscious women between 25 and 55 years of age who wear size 14 or larger apparel. However, CLOUDWALKERS(R) shoes are available in a complete size range.

Merchandising and Marketing

The Company has offered its customers proprietary AVENUE(R) brand and CLOUDWALKERS(R) brand products (i) in its retail stores, and (ii) through its Internet websites (www.avenue.com and www.cloudwalkers.com) and its catalog, which together are referred to as the "shop@home" business.

Many AVENUE(R) products are custom designed by the Company's design staff. The Company emphasizes a contemporary brand image and consistency of merchandise quality and fit. The Company often updates its merchandise selections to reflect customer demand and mainstream fashion trends. (The apparel industry is subject to rapidly changing consumer fashion preferences and the Company's performance depends on its ability to respond quickly to changes in fashion.) The Company offers most of its merchandise at popular or moderate price points.

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

The Company develops new AVENUE(R) brand apparel assortments on average four to six times each year. Accessories include earrings, pins, scarves, necklaces and watches and a selection of gift items.

The Company uses direct mail, credit card statement inserts, in-store signage and e-mail messages as part of its marketing activities.

Channels of Distribution

The Company's principal channel of distribution is retail stores that it leases. See, "Properties."

The Company mailed AVENUE catalogs from September 2000 to March 2003. The Company has operated an Internet site (www.avenue.com) since November 2000. The catalog and website feature both the Company's brands. CLOUDWALKERS(R) footwear is also available at another Internet site (www.cloudwalkers.com) operated by the Company. Segment information with respect to the shop@home business appears in footnote 17 to the Company's Consolidated Financial Statements elsewhere in this Report.

In the first quarter of fiscal 2003, the Company intends to suspend catalog operations indefinitely. Charges for severance pay to the associates involved will be $0.2 million and other charges arising from the suspension of catalog operations are not expected to be material.

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

The Company uses creative merchandise displays, distinctive signage and packaging to create an attractive store atmosphere.

Merchandise Distribution and Inventory Management

The Company believes that short production schedules and rapid delivery of merchandise from manufacturers are vital to minimize business risks arising from changing fashion trends.

The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company's distribution complex in Troy, Ohio. The Company maintains a worldwide logistics network of agents and space availability arrangements to support the in-bound movement of merchandise into the distribution complex where it is repacked and shipped to the stores promptly and to shop@home customers after purchase orders are received by the Company. The out-bound system for store deliveries consists of common carrier line haul routes to a network of delivery agents. (The Company does not own or operate trucks or trucking facilities.) The Company manages its inventory levels, merchandise allocation to stores and sales replenishing for each store through its computerized management information systems, which enable the Company to profile each store and evaluate and adjust each store's merchandise mix on a weekly basis. New merchandise is allocated by style, color and size immediately before shipment to stores to achieve a merchandise assortment that is suited to each store's customer base.

For both its stores and its shop@home business, the Company's inventory management strategy is to maintain targeted inventory levels (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Inventory") and turns. The Company also seeks to minimize the amount of unsold merchandise at the end of a season by closely comparing sales and fashion trends with on-order merchandise and making necessary purchasing and pricing adjustments. The preceding sentences constitute forward-looking information under the Reform Act and are subject to the uncertainties and other risk factors referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Results." Additionally, the Company uses markdowns and promotions.

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

Company employees located at its headquarters maintain and support the applications software, operations, networking and point-of-sale functions of the Company's management information systems. The mainframe hardware and systems software for the Company's management information systems are maintained by IBM.

Purchasing

Separate groups of merchants are responsible for different categories of merchandise. Most of the merchandise purchased by the Company consists of custom designed and fitted products, produced for the Company by contract manufacturing, under one of the Company's two brands.

The Company provides manufacturers with strict guidelines for product specifications (such as size, fabric weight and trim) and gradings to ensure proper, consistent fit and quality. The Company and independent sourcing agents monitor production by manufacturers in the United States and abroad to ensure that size specifications, grading requirements and other specifications are met.

In fiscal 2002, three purchasing agents each accounted for 10% or more of the Company's merchandise purchases. There is no assurance that the replacement of one or more of these vendors would not have a materially adverse effect on the Company's operations.

Domestic purchases (some of which are foreign-made products) are executed by Company purchase orders. Import purchases are made in U.S. dollars and are generally supported by trade letters of credit.

Credit Sales

The Company permits its customers to use several methods of payment, including cash, personal checks, general purpose credit cards and a private label credit card that is co-branded with the Company's AVENUE(R) service mark and the name of the issuer of the card, World Financial Network National Bank. The Company also permits customers in certain stores to use layaways.

Competition

All aspects of the women's retail apparel and shoe businesses are highly competitive. Many of the competitors are units of large national chains that have substantially greater resources than the Company. Management believes its principal competitors include all major national and regional mass merchants, department stores, specialty retailers, discount stores, mail order companies, television shopping channels and Internet web sites. Management believes its proprietary brands, merchandise selection, prices, consistency of merchandise quality and fit, and appealing shopping experience emphasizing strong merchandise presentations, together with its experienced management team, management information systems and logistics capabilities, enable it to compete in the marketplace. The preceding sentence constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Results."

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

Employees

As of February 28, 2003, the Company employed 5,452 associates, of whom 2,073 worked full-time and the balance of whom worked part-time. Considerable seasonality is associated with employment levels. Approximately 70 store associates are covered by collective bargaining agreements. The Company believes that its relations with its associates are good.

Seasonality

The first half of the fiscal year often has more sales than the second half.


Item 2. Properties.

As of February 1, 2003, the Company leased the following 553 stores in the following 38 states:

        Alabama                   7              Missouri                    9
        Arizona                   6              Nebraska                    2
        Arkansas                  2              Nevada                      3
        California               75              New Hampshire               2
        Connecticut              10              New Jersey                 41
        Delaware                  2              New Mexico                  2
        Florida                  30              New York                   49
        Georgia                  20              North Carolina             10
        Illinois                 39              Ohio                       25
        Indiana                  12              Oklahoma                    4
        Iowa                      1              Oregon                      5
        Kansas                    2              Pennsylvania               20
        Kentucky                  3              Rhode Island                2
        Louisiana                11              South Carolina              4
        Maryland                 16              Tennessee                   8
        Massachusetts            19              Texas                      52
        Michigan                 27              Virginia                   12
        Minnesota                 3              Washington                 12
        Mississippi               2              Wisconsin                   4


The Company leases its executive offices, which consist of approximately 65,000 square feet in an office building at 365 West Passaic Street, Rochelle Park, New Jersey 07662. The office lease has a term ending in August 2006.

The Company owns a 128-acre site adjacent to Interstate 75 in Troy, Ohio, on which its national distribution center is located. The national distribution center is equipped to service 900 stores and a shop@home business. The site is adequate for a total of four similar facilities.

Item 3.           Legal Proceedings.

The Company is defending various routine legal proceedings incidental to the conduct of its business and is maintaining reserves that include, among other things, the estimated cost of uninsured payments to accident victims (see, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Incurred But Not Reported Claims For Personal Injuries and Medical Benefits") and payments to landlords and vendors of goods and services resulting from contractual disputes. Based on legal advice that it received, management believes that, giving effect to reserves and insurance coverage, these legal proceedings are not likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Certain pending legal proceedings to which the Company was a party were terminated during the fourth quarter of fiscal 2002 in the ordinary course of business. The termination of pending legal proceedings during that fiscal quarter did not have a material effect on the financial position, results of operations or cash flows of the Company.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.
PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

(a) The Common Stock of United Retail Group, Inc. is quoted on the Nasdaq Stock Market under the symbol "URGI." The last reported sale price of the Common Stock on the Nasdaq Stock Market on April 2, 2003 was $1.48. Continued quotation on the NASDAQ Stock Market requires a minimum bid price of at least $1.00 per share to be maintained except for periods of less than 10 consecutive business days each subject to an opportunity to cure the deficiency after receipt of notice from NASDAQ.

The following table sets forth the reported high and low sales prices of the Common Stock as reported by Nasdaq for each fiscal quarter indicated.

                                  2001                            2002
                                  ----                            ----
                          High             Low              High            Low
                          ----             ---              ----            ---
First Quarter          $8.4200         $5.0625           $9.6500        $6.9600
Second Quarter        $11.2000         $6.8500           $10.500        $5.9500
Third Quarter          $9.2400         $5.4000           $6.5000        $3.9000
Fourth Quarter         $7.9900         $5.5500           $6.1500        $2.7500

(b) At March 10, 2003, there were 382 record owners of Common Stock.

(c) United Retail Group, Inc. has not paid dividends on its Common Stock and has no present intention of doing so. Also, the Financing Agreement between United Retail Group, Inc. and certain of its subsidiaries and The CIT Group/Business Credit, Inc., dated August 15, 1997, as amended, forbids the payment of dividends.

The transfer agent and registrar for the Common Stock is Continental Stock Transfer and Trust Co., 17 Battery Place South, 8th Floor, New York, New York 10004.

(d) Equity Compensation Plan Information As of February 1, 2003

                                                                                   Number of shares
                                                                                   remaining available for
                             Number of shares to be      Weighted-average          future issuance under
                             issued upon exercise of     exercise price of         equity compensation
                             outstanding options,        outstanding options,      plans (excluding shares
Plan category                warrants and rights         warrants and rights       reflected in column(a))
-------------                -----------------------     -------------------       -----------------------
                                        (a)                        (b)                        (c)
Equity compensation plans
approved by stockholders              1,803,572                   $7.32                     82,000

Equity compensation plans
not approved by                          22,500                  $11.74                        -0-
stockholders

There are outstanding stock options issued to an incumbent non-management Director and an incumbent Vice President of the Company, respectively, that were not issued under a plan approved by the stockholders. In 1998, the Director received an option to purchase 17,000 shares at a price of $12.08 per share, which is fully vested, and an option to purchase 3,000 shares at a price of $11.50 per share, of which the right to purchase 2,400 shares is vested. (The Director had not received any stock options during his service on the Company's Board of Directors from 1992 through 1997.) In 2000, the Vice President received an option to purchase 2,500 shares at a price of $9.75 per share, of which the right to purchase 1,500 shares is vested.

All shares of stock of the Corporation sold by the Corporation between fiscal 2000 (the year ended February 3, 2001) and fiscal 2002 were registered under the Securities Act of 1933 on Form S-8 Registration Statements.

Item 6.           Selected Financial Data.

                                                                                         53 Weeks
                                                          Fiscal Year     Fiscal Year    Fiscal Year   Fiscal Year    Fiscal Year
                                                             Ended           Ended          Ended         Ended          Ended
                                                           Jan. 30,        Jan. 29,        Feb. 3,       Feb. 2,        Feb.1,
                                                             1999            2000           2001          2002            2003
                                                                    (Shares and dollars in thousands, except per share data)
          Statement of Operations Data:
          Net sales....................................... $378,562        $382,631       $419,712       $427,040       $431,964
          Cost of goods sold,
          including buying
          and occupancy costs.............................  275,811         282,754        323,153        326,101        343,625
          Gross profit....................................  102,751          99,877         96,559        100,939         88,339
          General, administrative
           and store operating expenses...................   79,221          77,778         91,474        100,299        105,499
          Goodwill impairment.............................        0               0              0              0          5,611
          Operating income (loss).........................   23,530          22,099          5,085            640        (22,771)
          Non-operating income  ..........................    3,113               0              0              0              0
          Interest income (expense), net..................    1,201           1,688          1,854            361           (827)
          Income (loss) before taxes......................   27,844          23,787          6,939          1,001        (23,598)
          Provision for (benefit from)
            income taxes..................................    9,864           7,638          2,719            571         (7,771)
          Provision for the valuation allowance
              for the net deferred tax assets.............        0               0              0              0          7,250
          Net income (loss)...............................   17,980          16,149          4,220            430        (23,077)
          Net income (loss) per common share:
              Basic.......................................    $1.38           $1.23          $0.32           $.03         ($1.77)
              Diluted ....................................    $1.31           $1.17          $0.31           $.03         ($1.77)
          Weighted average number
            of common shares outstanding:
              Basic.......................................   13,056          13,156         13,302         13,241         13,047
              Diluted.....................................   13,736          13,852         13,515         13,442         13,047
          Balance Sheet Data (at period end):
          Working capital.................................  $60,343         $61,098        $49,567        $41,858        $25,641
          Total assets....................................  163,096         180,338        191,630        197,282        179,309
          Long-term capital leases........................        0               0              0          7,213          5,764
          Long-term distribution center financing.......      9,172           7,944          6,616          5,181          3,961
          Total stockholders' equity......................  101,147         117,757        121,796        121,804         98,995


The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements, including the notes thereto, elsewhere in this Report. The data for the periods indicated has been derived from the Company's Consolidated Financial Statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report for the three fiscal years in the period ended February 1, 2003 appears elsewhere in this Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal 2002 Versus Fiscal 2001

Net sales for fiscal 2002 (the year ended February 1, 2003) increased 1.2% from fiscal 2001 (the year ended February 2, 2002), to $432.0 million from $427.0 million from an increase in the number of items sold. There is no assurance that net sales will continue to increase (see, "February 2003 Sales"). Comparable store sales for fiscal 2002 decreased 1.0%. Average stores open increased from 543 to 557. There is no assurance that average stores open will continue to increase (see, "Store Base"). Internet and catalog sales (collectively, "shop@home sales") were $8.1 million in fiscal 2002 compared with $11.5 million in fiscal 2001. (See, "Suspension of Catalog Operations.")

Gross profit was $88.3 million in fiscal 2002 compared with $100.9 million in fiscal 2001, declining as a percentage of net sales to 20.5% from 23.6%. The decrease in gross profit as a percentage of net sales was attributable primarily to lower margins as a result of lower retail prices. Gross profit in the future will be subject to the uncertainties and other risk factors referred to under the caption "Future Results."

General, administrative and store operating expenses increased to $105.5 million in fiscal 2002 from $100.3 million in fiscal 2001, principally as a result of increases in both store payroll and insurance expense partially offset by a decrease in shop@home expense and by an increase in private label credit card royalties from World Financial Network National Bank. (See, "Private Label Credit Cards Issued By The Bank.") As a percentage of net sales, general, administrative and store operating expenses increased to 24.4% from 23.5%.

In fiscal 2002, the Company recorded an impairment of goodwill in the amount of $5.6 million, after which no goodwill remained. In concluding that goodwill was impaired, the Company took into consideration (i) a multiple of earnings before interest, taxes, depreciation and amortization method and (ii) the Company's stock market capitalization. Other compelling reasons for recording the impairment included the significant losses incurred in fiscal 2002 and the recent downward trend in earnings.

During fiscal 2002, the Company incurred an operating loss of $22.8 million compared with operating income of $0.6 million in fiscal 2001. (The operating loss in fiscal 2002 included impairment of goodwill in the amount of $5.6 million.) Operating (loss) income reflects the combined results of two business segments, retail store sales and shop@home sales. During fiscal 2002, the (loss) from operations before unallocated corporate expenses and net interest expense (combined, "unallocated expenses") was ($0.9 million) from retail store sales and ($5.9 million) from shop@home sales. During fiscal 2001, the income (loss) from operations before unallocated expenses was $17.0 million from retail store sales and ($6.9 million) from shop@home sales.

Net interest (expense) income was ($0.8 million) in fiscal 2002 and $0.4 million in fiscal 2001, as a result of lower interest rates on cash balances and of higher indebtedness.

In fiscal 2002, the benefit from income taxes was $7.8 million before the Company established a valuation allowance in the amount of $7.3 million for all its net deferred tax assets and net operating loss carryforwards ("NOL's"). In fiscal 2001, the provision for income taxes was $0.6 million.

The Company incurred a net loss of $23.1 million in fiscal 2002 and had net income of $0.4 million in fiscal 2001. Before recording the goodwill impairment and valuation allowance, the pro forma fiscal 2002 net loss was $10.2 million.

See, "Critical Accounting Policies" for a discussion of estimates necessarily made by management in preparing financial statements in accordance with generally accepted accounting principles.

February 2003 Sales

Net sales for the first month of fiscal 2003 decreased 13.4% from the first month of fiscal 2002, to $26.9 million from $31.1 million. Comparable store sales for the month decreased 13.0%.

Fiscal 2001 Versus Fiscal 2000

Net sales for fiscal 2001 increased 1.7% from fiscal 2000 (the year ended February 3, 2001), to $427.0 million from $419.7 million from an increase in average price. Comparable store sales for fiscal 2001 decreased 2.6%. (Fiscal 2001 consisted of 52 weeks but fiscal 2000 consisted of 53 weeks. The extra week was excluded from the computation of comparable store sales.) Average stores open increased from 511 to 543. Shop@home sales were $11.5 million in fiscal 2001 compared with $9.7 million in fiscal 2000.

Gross profit was $100.9 million in fiscal 2001 compared with $96.6 million in fiscal 2000, increasing as a percentage of net sales to 23.6% from 23.0%. The increase in gross profit as a percentage of net sales was attributable primarily to higher margins as a result of higher retail prices partially offset by increased store rent.

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

Liquidity and Capital Resources

Cash Flow

Cash provided from operating activities was $7.8 million in fiscal 2001 and $3.6 million in fiscal 2002. See, "Future Results" for certain risks and uncertainties that may affect the amount of cash provided by operating activities in the future. The primary differences in cash provided from operating activities in fiscal 2002 compared with fiscal 2001 were (i) a net loss of $23.1 million in fiscal 2002 compared with net income of $0.4 million in fiscal 2001 and a $1.5 million increase in accounts receivable in fiscal 2002 compared with a $1.1 million decrease in accounts receivable in fiscal 2001, partially offset by (ii) a $6.9 million increase in accounts payable and accrued expenses in fiscal 2002 compared with a $1.9 million decrease in accounts payable and accrued expense in fiscal 2001 and goodwill impairment in fiscal 2002 of $5.6 million.

The Company's cash and cash equivalents decreased to $17.5 million at February 1, 2003 from $27.8 million at February 2, 2002.

Inventory decreased to $61.6 million at February 1, 2003 from $61.8 million at February 2, 2002. (During fiscal 2002, the highest inventory level was $72.3 million.) See, "Critical Accounting Policies - Inventory" for a discussion of estimates necessarily made by management in stating inventory in financial statements prepared in accordance with generally accepted accounting principles.

Working capital was $41.9 million at February 2, 2002 and $25.6 million at February 1, 2003, principally from the decrease in cash and cash equivalents.

Capital expenditures were $22.9 million in fiscal 2001 and $11.4 million in fiscal 2002, principally for new store construction. Capital expenditures for fiscal 2003 are budgeted at approximately $5 million, which the Company expects to fund principally from cash provided from operating activities. See, "Future Results" for certain risks and uncertainties that may affect the amount of cash provided from operating activities in the future. The largest category of capital expenditures will be new store construction. See, "Store Base." This paragraph constitutes forward-looking information under the Reform Act.

Between January 2002 and January 2003, the Company executed a series of three-year capital lease agreements for call center systems at the Company's national distribution center in Troy, Ohio, bearing interest at rates between 6.09% and 6.64% per annum aggregating approximately $1.4 million. The Company has the option of buying the systems at the end of the term for a nominal price.

As of July 1, 2002, an outstanding loan to a Company officer in the principal amount of approximately $2.8 million, plus accrued interest, was paid by the surrender of 278,529 shares of Company stock that the officer owned. The repurchased shares became treasury stock. The repurchased shares had a value equivalent to the loan based on the closing price on the NASDAQ Stock Market on the preceding trading day. (The exchange was approved in advance by the Compensation Committee of the Board of Directors on the morning of July 1, 2002.)

Credit Sources

Import purchases by the Company are made in U.S. dollars, are generally financed by trade letters of credit and constituted approximately 47% of total purchases in fiscal 2002.

United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2005 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of February 1, 2003, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $23.3 million and standby letters of credit were outstanding in the amount of $3.4 million to provide collateral under certain insurance policies maintained by the Company.

Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT's option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the season, and (y) the balance in an account in its name that has been pledged to the lenders (a "Pledged Account"). (At February 1, 2003, the combined availability of the Companies was $13.3 million; the Pledged Account had a zero balance; the Companies' cash on hand was unrestricted; and no loan had been drawn down.)

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any financial covenants.

In the first quarter of fiscal 2003, the Company has drawn on the revolving loan facility under the Financing Agreement to meet its peak working capital requirements and may do so again from time to time. Interest is payable monthly based on a 360-day year at the prime rate or at two percent plus the LIBOR rate on a per annum basis, at the borrower's option.

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

The Company uses standby letters of credit to provide collateral under certain insurance policies. See, "Incurred But Not Reported Claims For Personal Injuries and Medical Benefits." Additional collateral supported by standby letters of credit is likely to be required by the insurers in the future.

The Company's obligations to pay customs duties on merchandise imports have been secured by an unsecured surety bond in the amount of $1.5 million. The tightening market for surety bonds is likely to make it necessary for the Company to support the surety bond with a standby letter of credit in a like amount under the Financing Agreement.

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

Principal Contractual Obligations

The Company's principal contractual obligations at February 1, 2003 (see, also "Critical Accounting Policies - Incurred But Not Reported Claims For Personal Injuries and Medical Benefits") are summarized in the following chart.

                                                                 Payments Due by Period (000's omitted)
Principal Contractual                        Total          Less than                                            Over
Obligations                               Payments Due       1 Year          1-3 Years        4-5 Years         5 Years
                                          (000's omitted)

Distribution Center
Financing Note                              $   637          $   637          $     0          $     0          $     0

Distribution Center Mortgage                  4,544              583            1,329            1,578            1,054

Fixture Sale and Lease Back
Agreements                                    6,664            1,507            3,422            1,735                0

Call Center Systems Capital
Lease                                         1,063              456              607                0                0
                                            --------         --------         --------         -------          --------
Total Contractual Cash
Obligations                                 $12,908          $ 3,183          $ 5,358          $ 3,313          $ 1,054
                                            ========         ========         =======          =======          ========

                                                     Amount of Commitment per Period (000's omitted)
Other                         Total Amounts      Less than                                            Over
Commercial Commitments          Committed         1 Year          1-3 Years        4-5 Years         5 Years
                              (000's omitted)

Trade Letters of Credit*         $ 23,307         $ 23,307         $      0         $      0         $      0

Standby Letters of Credit           3,350            3,350                0                0                0

Operating Leases                  294,561           43,742           75,593           60,131          115,095
                                 --------         --------         --------         --------         ---------
Total Commercial Commitments     $321,218         $ 70,399         $ 75,593         $ 60,131         $115,095
                                 ========         ========         ========         ========         =========

*Trade letters of credit support Company obligations under certain purchase orders for merchandise imports for which payment is not yet due. (Other purchase orders are not supported by trade letters of credit.)

Stock Repurchase Authorization

Management, in its discretion, has been authorized to purchase up to 962,416 shares of Company common stock at opportune prices on the open market and in private transactions from time to time in the future. Any stock repurchases on the open market will generally be made during designated trading windows, the next of which will be open from May 15, 2003 through June 13, 2003. The Board of Directors of the Company authorized these repurchases on August 18, 2000.

New Accounting Standard

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides three transition methods for companies that adopt SFAS No. 123's provisions for fair value recognition. In addition, SFAS No. 148 requires that companies disclose for each period for which a statement of operations is presented an accounting policy footnote that includes: (i) the method of accounting for stock options, (ii) total stock compensation cost that is recognized in the statement of operations and would have been recognized had SFAS No. 123 been adopted for recognition purposes, and (iii) pro forma net income and earnings per share that would have been reported had SFAS No. 123 been adopted for recognition purposes. The Company has provided the disclosures required by SFAS No. 148 in the footnotes to the Company's Consolidated Financial Statements elsewhere in this Report. The Company does not currently intend to change its method of accounting for stock options and does not expect the adoption of this statement to have a material effect on its financial statements.

Critical Accounting Policies

Introduction

Financial statements prepared by companies in accordance with generally accepted accounting principles are affected by the policies followed by their managements in preparing them. Some accounting policies require difficult, subjective or complex judgments by corporate management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Among the most important accounting policies of the Company that involve such management judgments are (i) using the retail method of accounting for inventory, (ii) using estimates of incurred but not reported claims for uninsured damages for personal injuries, for self-insured workers' compensation benefits and for benefits under the Company's self-insured medical, dental and prescription plans for its associates and future development costs of reported claims ("IBNR Claims") and (iii) determining whether to have a valuation allowance for the Company's net deferred tax assets and NOL's.

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

Further, deferred markdowns can result in an overstatement of cost under the lower of cost or market principle. Accordingly, at fiscal year-end, management conducts a thorough review of inventory on hand and, based on its business judgment, may reduce further the carrying value of inventory by recording a markdown reserve for inventory with sales performance below expectations and/or unsold quantities in excess of expectations. Recording a reserve reduces the inventory recorded on the Company's balance sheet and is charged to the Company's cost of sales.

If inventories, net of reserves, were overestimated at the end of a year, assets and income for that year would be overstated and margins for the beginning of the next year would come in lower. (The opposite would be true if inventories were underestimated.) Consistency in inventory valuation practices is one of the Company's important accounting objectives.

The Company's management believes that the inventory shown on the balance sheets at February 1, 2003 and February 2, 2002 included in the Consolidated Financial Statements contained in this Report were properly stated in all material respects subject to unforeseen (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) changes in weather patterns, (iii) risks associated with the seasonality of the retail industry, (iv) risks related to consumer acceptance of the Company's products, and (v) war risks.

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

In accordance with generally accepted accounting principles, the Company records a liability for IBNR Claims for each fiscal year. This liability is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid,
(iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker. (The Company has insurance policies with coverage for personal injury claims but it remains liable for a self-insured retention. The Company is self-insured for most workers' compensation benefits and for its medical, dental and prescription plans for associates but it has stop loss insurance policies to limit its liability.)

If the outcome of claims made with respect to a fiscal year were to exceed the IBNR liability for that year, the liabilities on the balance sheet would have been understated and income would have been overstated for the year in question. (The opposite would be true if the subsequent outcome were less than the recorded IBNR liability.) A consistent approach to estimating liability for IBNR Claims reflected in the Company's balance sheet is one of the Company's important accounting objectives.

The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ. The use of different estimates or assumptions would change the amount recorded.

The Company's management believes that the liability for IBNR Claims reflected in the balance sheets at February 1, 2003 and February 2, 2002 included in the Consolidated Financial Statements contained in this Report were fairly stated in all material respects subject to the uncertainties of litigation and the risk of greater than anticipated inflation in medical costs.

Valuation Allowance

In fiscal 2002, the Company recorded a $7.3 million non-cash charge to establish a valuation allowance for its net deferred tax assets and NOL's. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company's cumulative loss in the most recent three-year period, including the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require a full valuation allowance under the provisions of SFAS No. 109. The valuation allowance increased the Company's net loss.

The Company intends to maintain a valuation allowance for its net deferred tax assets and NOL's until management determines that sufficient positive evidence regarding operating results exists to support reversal of the allowance remaining at that time. A reversal of the valuation allowance would improve the Company's results of operations. Accordingly, whether to continue a valuation allowance is one of the Company's important accounting matters.

Private Label Credit Cards Issued By The Bank

The Company and World Financial Network National Bank (the "Bank") are parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (as amended, the "Credit Card Program Agreement").

Under the Credit Card Program Agreement the Bank issues credit cards to Company customers who apply to the Bank. Net credit transaction volume with the Bank was $106.2 million in fiscal 2002 and $100.0 million in fiscal 2001. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company's AVENUE(R) service mark and the Bank's name. The credit cards are used only for merchandise offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

In accordance with generally accepted accounting principles, the Company does not include the receivable asset created under the Credit Card Program Agreement in the Company's accounts receivable on its balance sheets because the Company has no interest in the customer accounts or receivables and, depending on the circumstances, might not purchase the accounts from the Bank upon the expiration of the contractual term. In this connection, it should be noted that the Credit Card Program Agreement states that (i) the Bank is the sole and exclusive owner of all customer accounts, (ii) the Company has no interest in the customer accounts and (iii) the Bank is the creditor in respect of receivables (defined in the Credit Card Program Agreement as amounts owed with respect to retail purchases, finance charges, deferred finance charges, other fees and charges for sales tax). Receivables as defined in the Credit Card Program Agreement were $76.6 million at February 1, 2003 and $76.8 million at February 2, 2002. Also, when the Credit Card Program Agreement expires, currently scheduled for February 28, 2007, the Company shall have the right to purchase the customer accounts from the Bank for a price equal to the receivables and the Bank shall have the right to require the Company to purchase the customer accounts at that price if the Company decides to commence a private label credit card program on its own or through another issuer of credit cards.

As to the Company's statements of operations, general, administrative and store operating expenses were offset in part by premiums received from the Bank of $3.3 million in fiscal 2002 and $1.9 million in fiscal 2001. The increase in premiums received was due primarily to a decrease in bad debt write-offs by the Bank.

The credit card program premium (or discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank based on the volume of credit card program processing activities performed by the Bank.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program, which, for up to the first $85 million of receivables, means the one-year Constant Maturities Treasury ("CMT") rate plus 25 basis points to be reset every three months (the published CMT rate was 1.34% per annum at February 3, 2003) with the CMT rate not to be more than 6.75% per annum and not to be less than 5% per annum for the purpose of this calculation. (The Bank's receivables for the program were less than $85 million at February 1, 2003, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowings of a trust for the purpose of securitizing receivables.)

Store Base

The Company leased 553 stores at February 1, 2003, of which 412 stores were in strip shopping centers, 113 stores were in malls, 22 stores were in downtown shopping districts and 6 stores were in outlet malls. Total retail selling space was 2.4 million square feet both at February 1, 2003 and a year earlier. In fiscal 2001, the Company opened 57 new stores and closed 25 smaller stores. In fiscal 2002, the Company opened 24 new stores and closed 26 smaller stores. In each year, the new stores averaged approximately 4,600 square feet of retail selling space. Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization of property and equipment were related principally to assets in stores and were $12.4 million in fiscal 2002 and $11.0 million in fiscal 2001.

The Company has made commitments to lease and open approximately six new stores during fiscal 2003. Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. Store closings generally take place at lease expiration. Asset write-offs and other charges arising from store closings are not expected to be material in fiscal 2003. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

Suspension of Catalog Operations

The Company mailed AVENUE catalogs from September 2000 to March 2003. Segment information with respect to the shop@home business appears in footnote 17 to the Company's Consolidated Financial Statements elsewhere in this Report. In the first quarter of fiscal 2003, the Company intends to suspend catalog operations indefinitely. Charges for severance pay to the associates involved will be $0.2 million and other charges arising from the suspension of catalog operations are not expected to be material.

The Company will continue to operate its websites, which will carry merchandise also offered in AVENUE(R) retail stores.

Corporate Acquisition Reviews

As a matter of routine, the Company from time to time conducts "due diligence" reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available. Expenses associated with the submission of unsuccessful bids to acquire the businesses of competitors were $0.5 million in fiscal 2002 and $0.8 million in fiscal 2001 and were included in general, administrative and store operating expenses.

Future Results

The Company cautions that any forward-looking statements (as such term is defined in the Reform Act) contained in this Report or otherwise made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, could affect the Company's actual results and could cause actual results for fiscal 2003 to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: war risk; changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company's manufacturers to deliver products in a timely manner; and political instability and other risks associated with foreign sources of production.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold or issue financial instruments for trading purposes. Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material. See, however, (i) the fifth paragraph under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Credit Sources" regarding the variable interest rate payable on revolving loans to the Companies and (ii) the penultimate paragraph under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Private Label Credit Cards Issued By The Bank" for a discussion of the cost of funds associated with the credit cards that are co-branded with the Company's AVENUE(R) service mark and the name of the issuer of the cards, World Financial Network National Bank.

Item 8.  Financial Statements and Supplementary Data.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


        Report of Independent Accountants

        Consolidated Balance Sheets as of February 2, 2002 and
          February 1, 2003

        Consolidated Statements of Operations for each of the three fiscal years in the period ended February 1, 2003

        Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 1, 2003

        Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended February 1, 2003

        Notes to Consolidated Financial Statements


                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of UNITED RETAIL GROUP, INC.:


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of United Retail Group, Inc. and its subsidiaries (the "Company") at February 2, 2002 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP


New York, New York
February 14, 2003

                UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands)

                                                                  February 2,          February 1,
                                                                     2002                  2003
                                                                 ----------------  ----------------

                          ASSETS
Current assets:
   Cash and cash equivalents                                             $27,812         $17,540
   Accounts receivable                                                     1,455           2,994
   Inventory                                                              61,793          61,569
   Prepaid rents                                                           4,860           4,972
   Other prepaid expenses                                                  2,589           2,290
                                                                 ----------------  --------------
      Total current assets                                                98,509          89,365

Property and equipment, net                                               89,191          87,720
Deferred charges and other intangible assets,
  net of accumulated amortization of $3,238
  and $325                                                                 6,232             557
Deferred income taxes                                                      1,184               -
Other assets                                                               2,166           1,667
                                                                 ----------------  --------------
    Total assets                                                        $197,282        $179,309
                                                                 ================  ==============

                         LIABILITIES
Current liabilities:
  Curent portion of distribution center financing                         $1,435          $1,220
  Current portion of capital leases                                        1,491           1,963
  Accounts payable and other                                              20,673          26,596
  Disbursement accounts                                                   12,290          11,922
  Accrued expenses                                                        20,339          22,023
  Deferred income taxes                                                      423               -
                                                                 ----------------  --------------
    Total current liabilities                                             56,651          63,724

Long-term distribution center financing                                    5,181           3,961
Long-term capital leases                                                   7,213           5,764
Other long-term liabilities                                                6,433           6,865
                                                                 ----------------  --------------
    Total liabilities                                                     75,478          80,314
                                                                 ----------------  --------------

Commitments and contingencies

                            STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; authorized
   1,000,000; none issued
Series A junior participating preferred stock,
   $.001 par value; authorized 150,000; none issued
Common stock, $.001 par value; authorized
   30,000,000; issued 14,236,000 and 14,248,200;
   outstanding 13,203,633 and 12,937,304                                      14              14
Additional paid-in capital                                                80,408          83,601
Retained earnings                                                         46,133          23,056
Treasury stock (1,032,367 and 1,310,896 shares), at cost                  (4,751)         (7,676)
                                                                 ----------------  --------------
    Total stockholders' equity                                           121,804          98,995
                                                                 ----------------  --------------
    Total liabilities and stockholders' equity                          $197,282        $179,309
                                                                 ================  ==============


The accompanying notes are an integral part of the Consolidated Financial Statements.


               UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            (dollars in thousands, except per share amounts)


                                                            53 Weeks             52 Weeks            52 Weeks
                                                           Fiscal Year          Fiscal Year         Fiscal Year
                                                              Ended                Ended               Ended
                                                           February 3,          February 2,         February 1,
                                                              2001                 2002                2003
                                                        ------------------   ------------------  ------------------

Net sales                                                        $419,712             $427,040            $431,964

Cost of goods sold, including
  buying and occupancy costs                                      323,153              326,101             343,625
                                                        ------------------   ------------------  ------------------

   Gross profit                                                    96,559              100,939              88,339

General, administrative and
  store operating expenses                                         91,474              100,299             105,499

Goodwill impairment                                                     -                    -               5,611
                                                        ------------------   ------------------  ------------------

   Operating income (loss)                                          5,085                  640             (22,771)

Interest income (expense), net                                      1,854                  361                (827)
                                                        ------------------   ------------------  ------------------

  Income (loss) before income taxes                                 6,939                1,001             (23,598)

Provision for (benefit from) income taxes                           2,719                  571              (7,771)
Provision for the valuation allowance
  for the net deferred tax assets                                       -                    -               7,250
                                                        ------------------   ------------------  ------------------

   Net income (loss)                                               $4,220                 $430            ($23,077)
                                                        ==================   ==================  ==================

Earnings (loss) per share
  Basic                                                             $0.32                $0.03              ($1.77)
                                                        ==================   ==================  ==================
  Diluted                                                           $0.31                $0.03              ($1.77)
                                                        ==================   ==================  ==================

Weighted average number of
  shares outstanding
   Basic                                                       13,301,510           13,241,110          13,046,568
   Common stock equivalents
      (stock options)                                             213,213              200,773                   -
                                                        ------------------   ------------------  ------------------
   Diluted                                                     13,514,723           13,441,883          13,046,568
                                                        ==================   ==================  ==================



The accompanying notes are an integral part of the Consolidated Financial Statements.


                  UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)


                                                                          53 Weeks           52 Weeks            52 Weeks
                                                                        Fiscal Year        Fiscal Year         Fiscal Year
                                                                           Ended              Ended               Ended
                                                                        February 3,        February 2,         February 1,
                                                                            2001               2002                2003
                                                                        ---------------  -----------------   --------------

Cash Flows From Operating Activities:
    Net income (loss)                                                        $4,220               $430            ($23,077)
Adjustments to reconcile net income (loss) to net cash
  provided from operating activities:
    Depreciation and amortization of property and equipment                   9,202             10,975              12,381
    Amortization of deferred charges and other intangible assets                462                607                 576
    Goodwill impairment                                                           -                  -               5,611
    Loss on disposal of assets                                                  779                405                 503
    Compensation expense                                                        311                311                 311
    Provision for (benefit from) deferred income taxes                        1,452               (455)                761
    Deferred lease assumption revenue amortization                             (360)              (300)               (140)
    Tax benefit from exercise of stock options                                   16                  -                   -
Changes in operating assets and liabilities:
    Accounts receivable                                                      (1,427)             1,118              (1,539)
    Inventory                                                                (3,679)            (2,791)                224
    Accounts payable and accrued expenses                                     8,681             (1,929)              6,922
    Prepaid expenses                                                         (1,641)               (95)                187
    Income taxes payable                                                        (95)               311                 504
    Other assets and liabilities                                                160               (771)                419
                                                                        ------------  -----------------   -----------------
Net Cash Provided from Operating Activities                                  18,081              7,816               3,643
                                                                        ------------  -----------------   -----------------

Investing Activities:
    Capital expenditures                                                    (24,490)           (22,948)            (11,413)
    Proceeds from sale-leaseback transaction                                      -              8,249                   -
    Deferred payment for property and equipment                                (536)               101                 773
    Proceeds from sale of investment and lease                                  200                 28                   -
                                                                        ------------  -----------------   -----------------
Net Cash Used in Investing Activities                                       (24,826)           (14,570)            (10,640)
                                                                        ------------  -----------------   -----------------

Financing Activities:
    Issuance of loans to officers                                              (235)              (180)                (52)
    Treasury stock acquired                                                    (307)              (561)                  -
    Proceeds from exercise of stock options                                     164                 26                  49
    Repayments of long-term debt                                             (1,189)            (1,367)             (1,435)
    Payments on capital lease obligations                                         -               (115)             (1,797)
    Other                                                                      (130)               (18)                (40)
                                                                        ------------  -----------------   -----------------
Net Cash Used in Financing Activities                                        (1,697)            (2,215)             (3,275)
                                                                        ------------  -----------------   -----------------

Net decrease in cash and cash equivalents                                    (8,442)            (8,969)            (10,272)
Cash and cash equivalents, beginning of period                               45,223             36,781              27,812
                                                                        ------------  -----------------   -----------------
Cash and cash equivalents, end of period                                    $36,781            $27,812             $17,540
                                                                        ============  =================   =================



The accompanying notes are an integral part of the Consolidated Financial Statements.


                  UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (shares and dollars in thousands)


                                  Common         Common
                                  Stock           Stock         Additional                      Treasury         Total
                                  Shares          $.001          Paid-in        Retained         Stock,       Stockholders'
                                Outstanding      Par Value       Capital        Earnings        at Cost         Equity

Balance, January 29, 2000          13,289             $14         $80,143         $41,483        ($3,883)       $117,757
                                 --------        --------        --------        --------       --------        --------

Exercise of stock options              41                             164                                            164
Treasury stock                        (61)                                                          (307)           (307)
Loans to officers                                                    (235)                                          (235)
Compensation expense                                                  311                                            311
Tax benefit from exercise
  of stock options                                                     16                                             16
Other                                                                (130)                                          (130)
Net income                                                                          4,220                          4,220
                                 --------        --------        --------        --------       --------        --------

Balance, February 3, 2001          13,269              14          80,269          45,703         (4,190)        121,796
                                 --------        --------        --------        --------       --------        --------

Exercise of stock options               5                              26                                             26
Treasury stock                        (70)                                                          (561)           (561)
Loans to officers                                                    (180)                                          (180)
Compensation expense                                                  311                                            311
Other                                                                 (18)                                           (18)
Net income                                                                            430                            430
                                 --------        --------        --------        --------       --------        --------

Balance, February 2, 2002          13,204              14          80,408          46,133         (4,751)        121,804
                                 --------        --------        --------        --------       --------        --------

Exercise of stock options              12                              49                                             49
Treasury stock                       (279)                                                        (2,925)         (2,925)
Loans to officers                                                   2,873                                          2,873
Compensation expense                                                  311                                            311
Other                                                                 (40)                                           (40)
Net income                                                                        (23,077)                       (23,077)
                                 --------        --------        --------        --------       --------        --------

Balance, February 1, 2003          12,937             $14         $83,601         $23,056        ($7,676)       $ 98,995
                                 ========        ========        ========        ========       ========        ========


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


2. Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Fiscal 2000 consisted of 53 weeks and ended on February 3, 2001. Fiscal 2001 and fiscal 2002 consisted of 52 weeks and ended on February 2, 2002 and February 1, 2003, respectively.

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

Shipping and Handling Costs

Shipping and handling revenue is included in net sales. Shipping and handling costs are included in general, administrative and store operating expenses. During fiscal 2000, fiscal 2001 and fiscal 2002, shipping and handling costs were $1,354,000, $1,093,000 and $572,000, respectively.

Marketing Costs

The Company expenses marketing costs when the event occurs. Marketing expense, included in cost of goods sold in the accompanying consolidated statements of operations, was $16.0 million, $15.3 million, and $15.5 million in fiscal 2000, 2001, and 2002, respectively.

Earnings Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Earnings per diluted share includes the weighted average effect of dilutive options on the weighted average shares outstanding.

The computation of earnings per diluted share excludes options to purchase 458,572 shares and 845,072 shares in fiscal 2000 and 2001, respectively, because the options' exercise prices were greater than the average market price of the common shares. During fiscal 2002, 1,826,072 shares were excluded from the computation of earnings per diluted share as a result of the Company's net loss.

Cash and Cash Equivalents

The Company considers cash on hand, bank deposits, money market funds and short-term investments with maturities of less than 90 days, when purchased, as cash and cash equivalents. Cash and cash equivalents also include proceeds from credit card sales prior to the end of the fiscal period that were remitted as cash within five days after the end of such fiscal period.

Inventory

Inventory is stated at the lower of cost or market utilizing the retail method. An average cost flow assumption is used.

Long-Lived Assets

Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives of 40 years for the distribution center building, the lesser of the useful life or the life of the lease for leasehold improvements and furniture and fixtures, 20 years for material handling equipment and 5 years for other property. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Betterments which extend service lives are capitalized.

The Company acquired certain trademarks during fiscal 2001 in the amount of $12,000. These trademarks are being amortized over 15-year periods using the straight-line method.

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

Income Taxes

The Company provides for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes". This statement requires the use of the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense (benefit) represents the change in the deferred tax asset/liability balance. The Company establishes valuation allowances against deferred tax assets when sufficient negative evidence exists concerning the realization of those deferred tax assets.

Stock Options

The Company has several stock option plans in operation which are more fully described in Note 13. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees" ("Opinion No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting For Stock-Based Compensation" ("SFAS No. 123"). Under Opinion No. 25, compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. In May 1998, the stockholders ratified the issuance of non-qualified stock options whose market price at the date of grant exceeded the exercise price, which equaled the market price on the date of Board action. In accordance with Opinion No. 25, compensation expense is recorded ratably over the five-year vesting period of the options. All other stock options were granted at the market price of the stock at the measurement date.


The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provision under SFAS No. 123 to stock-based employee compensation:

                                                                               (dollars in thousands except
                                                                                     per share data)
                                                                       Fiscal              Fiscal         Fiscal
                                                                        2000                2001           2002
                                                                   -------------------------------------------------

Reported net income (loss)                                             $4,220              $430       ($23,077)
Add back: Compensation expense                                            311               311            311
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                             (508)             (722)          (787)
                                                                       -------           -------       ---------

Pro forma net income (loss)                                            $4,023               $19       ($23,553)

Earnings (loss) per share:
  Basic - as reported                                                   $0.32             $0.03          ($1.77)
  Basic - pro forma                                                     $0.30             $0.00          ($1.81)

  Diluted - as reported                                                 $0.31             $0.03          ($1.77)
  Diluted - pro forma                                                   $0.30             $0.00          ($1.81)

For the pro forma information disclosed above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                       Fiscal              Fiscal         Fiscal
                                                                        2000                2001           2002
                                                                  -------------------------------------------------

              Expected dividend yield                                     0.00%               0.00%          0.00%
              Expected stock price volatility                            50.00%              50.00%         50.00%
              Risk-free interest rate                                     5.15%               4.59%          2.94%
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


New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FASB Concept Statement No. 6, "Elements of Financial Statements" defines when a liability is incurred. The Company has adopted the provisions of this standard.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123. SFAS No. 148 provides three transition methods for companies that adopt SFAS No. 123's provisions for fair value recognition. In addition, SFAS No. 148 requires that companies disclose for each period for which a statement of operations is presented an accounting policy footnote that includes: i) the method of accounting for stock options, ii) total stock compensation cost that is recognized in the statement of operations and would have been recognized had SFAS No. 123 been adopted for recognition purposes, and iii) pro forma net income and earnings per share that would have been reported had SFAS No. 123 been adopted for recognition purposes. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. The Company has provided the disclosures required by SFAS No. 148 in these notes to the financial statements. The Company does not currently intend to change its method of accounting for stock options and does not expect the adoption of this statement to have a material effect on its financial statements.


3. Goodwill

Effective February 2, 2002, the Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets", which required that goodwill be subject to an impairment test. The Company's valuation at time of adoption, which utilized a multiple of EBITDA (earnings before interest, tools depreciation and amortization) as well as a comparison to the Company's current market capitalization, indicated that no impairment existed. The Company ceased amortization of goodwill in fiscal 2002. The Company conducted a similar valuation in the fourth quarter of fiscal 2002 and on the basis of both considerations concluded that the entire amount of goodwill, $5.6 million, was impaired. In addition to the aforementioned valuation considerations, other compelling reasons for recording the impairment included the significant losses incurred in the current year and the recent downward trend in earnings.

The statement of operations adjusted to exclude amortization expense for fiscal 2000 and 2001 related to goodwill are as follows (dollars in thousands except per share data):

                                                    Fiscal             Fiscal
                                                     2000               2001
                                                 ------------------------------
Reported net income                                $4,220              $430
Add back: Goodwill amortization                       205               205

Pro forma net income                               $4,425              $635

Earnings per share:
  Basic - as reported                               $0.32             $0.03
  Basic - pro forma                                 $0.33             $0.05

  Diluted - as reported                             $0.31             $0.03
  Diluted - pro forma                               $0.33             $0.05


At February 3, 2001 and February 2, 2002, goodwill was $5.8 million and $5.6 million, respectively. The reduction in goodwill of $205 during fiscal 2001 represents the annual amortization.


4. Property and Equipment

Property and equipment, at cost, consists of (dollars in thousands):

                                               February 2,          February 1,
                                                  2002                  2003
                                             ----------------------------------
Land                                               $2,176               $2,176
Buildings                                          10,574               10,574
Furniture, fixtures and equipment                  88,307               92,820
Leasehold improvements                             48,266               50,887
Beneficial leaseholds                               5,082                4,884
Construction in progress                              696                  128
                                             ----------------------------------
                                                  155,101              161,469

Accumulated depreciation and
  amortization, including beneficial
  leaseholds of $4,872 and $4,774                 (65,910)             (73,749)
                                             ----------------------------------
Property and equipment, net                       $89,191              $87,720
                                             ==================================

Furniture, fixtures and equipment include approximately $8.2 million of assets under capital leases arising under a sale and leaseback agreement (See Note 6).


5. Accrued Expenses

 Accrued expenses consist of (dollars in thousands):

                                             February 2,           February 1,
                                                2002                   2003
                                             -----------           -----------
Insurance payable                                $2,695               $4,465
Payroll related expenses                          2,940                3,393
Gift cards and other customer credits             2,795                3,242
Occupancy expenses                                3,391                2,557
Credit processing                                 1,431                1,496
Sales taxes payable                               1,237                1,301
Other                                             5,850                5,569
                                             -----------           -----------
                                                $20,339              $22,023
                                             ===========           ===========


6. Leased Facilities and Commitments

The Company leases its retail store locations, office facilities and certain equipment under operating leases. Annual store rent is composed of a fixed minimum amount, plus contingent rent based upon a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments to the landlord covering taxes, maintenance and certain other expenses.

Rent expense was as follows (dollars in thousands):

                                  Fiscal        Fiscal           Fiscal
                                   2000          2001              2002
                                 ----------------------------------------

   Fixed minimum                  $41,395        $45,924         $48,052
   Percentage                         121            103              48
Total real estate rent             41,516         46,027          48,100
Equipment and other                   393            414             596
                                 ----------------------------------------
Total rent expense                $41,909        $46,441          $48,696
                                 ========================================

At February 1, 2003, the Company was committed under store leases with initial terms typically ranging from 1 to 15 years and with varying renewal options. Many leases entered into by the Company include options that may extend the lease term beyond the initial commitment period. Some leases also include early termination options which can be exercised under specific conditions. At February 3, 2001, February 2, 2002 and February 1, 2003, accrued rent expense amounted to $6.5 million, $7.2 million and $7.2 million, respectively, of which $6.0 million, $6.4 million and $6.9 million, respectively, is included in "Other long-term liabilities".

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

Between January 2002 and January 2003, the Company executed a series of three-year capital lease agreements for call center systems at the Company's national distribution center in Troy, Ohio, bearing interest at rates between 6.09% and 6.64% per annum aggregating approximately $1.4 million. The Company has the option of buying the systems at the end of the term for a nominal price.

The following is a schedule by year of approximate minimum lease payments (dollars in thousands) under operating and capital leases:

                                                  Operating           Capital
                                                  ---------           -------
     2003                                           $43,742             $2,429
     2004                                            39,737              2,453
     2005                                            35,856              2,103
     2006                                            32,162              1,797
     2007                                            27,969                  -
     Thereafter                                     115,095                  -
                                                  ---------           --------
     Total minimum lease payments                  $294,561             $8,782
     Less: imputed interest                                             (1,055)
                                                                      --------
     Present value of minimum lease payments                            $7,727
                                                                      ========


7. Long-term Debt

Long-term distribution center financing consists of (dollars in thousands):

                                                 February 2,       February 1,
                                                     2002             2003
                                                 ------------------------------
  7.30% Note due 2003                                $1,536              $637
  8.64% Mortgage due 2009                             5,080             4,544
                                                 ------------------------------
  Total debt                                         $6,616            $5,181
  Less current maturities                             1,435             1,220
                                                 ------------------------------
  Long-term debt                                     $5,181            $3,961
                                                 ==============================

Principal maturities of long-term distribution center financing by year are as follows (dollars in thousands):

                                                                     Debt
                                                                 Maturities
                                                                 ----------
        2003                                                        $1,220
        2004                                                           636
        2005                                                           693
        2006                                                           755
        2007                                                           823
        Thereafter                                                   1,054
                                                                    -------
        Total                                                       $5,181
                                                                    =======


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

The Company and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2005 in the aggregate amount of $40 million for the Companies to support trade letters of credit and standby letters of credit and to finance loans which could be used for working capital and general corporate purposes.

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

At February 1, 2003, the combined availability of the Companies was $13.3 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit arranged by CIT was $26.7 million and no loan had been drawn down. The Company's cash and cash equivalents of $17.5 million was unrestricted.


8. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and trade payables approximate fair value because of the short-term maturity of these items. The fair value of long-term debt (distribution center financing and capital leases), including the current portion, is estimated to be $13.4 million for fiscal 2002 based on the current rates quoted to the Company for debt of the same or similar issues.


9. Income Taxes

The provision for (benefit from) income taxes consists of (dollars in thousands):

                                       Fiscal         Fiscal            Fiscal
                                        2000           2001              2002
                                    -------------------------------------------
   Current:
      Federal                            $977           $754          ($1,588)
      State                               290            272              306
                                    -------------------------------------------
                                        1,267          1,026          ($1,282)
                                    -------------------------------------------

   Deferred:
     Federal                            1,342           (374)            (500)
     State                                110            (81)           1,261
                                    -------------------------------------------
                                        1,452           (455)             761
                                    -------------------------------------------
Provision for (benefit from)
     income taxes                      $2,719           $571            ($521)
                                    -==========================================

Reconciliation of the provision for (benefit from) income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows:


                                       Fiscal         Fiscal          Fiscal
                                        2000           2001            2002
                                    -------------------------------------------
Statutory Federal income
     tax rate                            35.0%          35.0%          (35.0%)
State income taxes, net of
     Federal benefit                      5.4           12.4             0.5
Benefit from state net operating
     losses ("NOL's")                    (2.6)           0.0             0.0
Goodwill amortization                     1.1            7.2             0.0
Goodwill impairment                       0.0            0.0             8.3
Other                                     0.3            2.4             0.1
                                    -------------------------------------------
Sub-total                                39.2           57.0           (26.1)

Deferred tax valuation allowance          0.0            0.0            23.9
                                    -------------------------------------------
                                         39.2%          57.0%           (2.2%)
                                    ===========================================


Significant components of the Company's deferred tax assets and liabilities are summarized below (dollars in thousands):

                                                 February 2,        February 1,
                                                   2002               2003
                                                 -----------        -----------
        Net long-term asset:
        Federal NOL                               $    -                $4,128
        Accruals and reserves                      2,911                 3,317
        State NOL's                                1,360                 2,974
        Compensation                                 444                   564
        Depreciation                              (3,531)               (3,139)
                                                 ------------------------------
                                                   1,184                 7,844
                                                 ------------------------------


        Net current liability:
        Prepaid rent                               1,861                 2,134
        Accruals and reserves                       (385)                 (428)
        Inventory                                 (1,053)               (1,112)
                                                 ------------------------------
                                                     423                   594
                                                 ------------------------------
        Valuation allowance                            -                (7,250)
                                                 ------------------------------

        Net deferred tax asset                      $761            $       -
                                                 ===============================


The Company recorded a $7.3 million non-cash charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards in the fourth quarter of fiscal 2002. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company's cumulative loss in the most recent three-year period, including the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require a full valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.


10. Related Party Transactions

The Company previously shared a store location with a subsidiary of Limited Brands, Inc. ("The Limited") and was charged by The Limited for occupancy costs through January 2001. These occupancy charges increased cost of goods sold, including buying and occupancy costs, by $73,000 in fiscal 2000.

From fiscal 2000 through fiscal 2001, an affiliate of the Chairman of the Board of the Company, American Licensing Group, L.P. ("ALGLP") (in which he holds an 80% interest), provided management and administrative services to a subsidiary of The Limited, American Licensing Group, Inc., for a base annual fee and profit sharing fee, the profit sharing fee being the lower of one-third of net profits or $150,000 per annum.

During fiscal 2000 and fiscal 2001, the Company incurred expenses under certain Sublicensing Agreements with respect to trademarks to American Licensing Group, Inc. in the amounts of $306,000 and $0, respectively, and to ALGLP in the amounts of $181,000 and $12,000, respectively. American Licensing Group, Inc. and ALGLP, in turn, incurred expenses with respect to the trademarks under certain Licensing Agreements with the owner of the trademarks. The Sublicensing Agreements between the Company and American Licensing Group, Inc. and ALGLP, respectively, were terminated as of November 30, 2000.


11. Retirement Plan

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

Pension costs for all benefits charged to income during fiscal 2000, fiscal 2001 and fiscal 2002 were approximately $338,000, $396,000 and $404,000, respectively.


12. Stockholders' Equity

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


13. Stock Options

The Company has two stock option plans with options available to be granted. Under these two plans, employees of the Company whose judgment, initiative and efforts may be expected to contribute materially to the successful performance of the Company are eligible to receive options. Non-employee Directors also receive annual grants of options. The options granted vest beginning one year from the date of grant, and vest fully after five years, subject to acceleration under certain circumstances. The options granted expire ten years after the date of grant. Options are granted, and the plans are administered, by the Compensation Committee of the Board of Directors, composed of non-employees of the Company. Other option plans are in operation with no options available for grant.

A summary of stock option activity follows:

                                                                                   Weighted
                                                              Number of            Average
Fiscal 2000                                                    Shares           Exercise Price
                                                            ------------------------------------
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

                                                                                  Weighted
                                                              Number of           Average
Fiscal 2001                                                    Shares           Exercise Price
                                                            ------------------------------------

Options outstanding at beginning of period                     1,329,072             $6.79
Options granted                                                  500,500             $8.71
Options exercised                                                  5,000             $5.23
Options canceled                                                 108,700             $5.62
Options outstanding at end of period                           1,715,872             $7.42
Options available for grant at end of period                     209,000
Options exercisable at end of period                             854,847             $6.66

                                                                                  Weighted
                                                              Number of            Average
Fiscal 2002                                                    Shares           Exercise Price
                                                            ------------------------------------

Options outstanding at beginning of period                     1,715,872             $7.42
Options granted                                                  168,200             $6.73
Options exercised                                                 12,200             $4.00
Options canceled                                                  45,800             $7.75
Options outstanding at end of period                           1,826,072             $7.37
Options available for grant at end of period                      82,000
Options exercisable at end of period                           1,093,622             $6.93



A summary of stock options outstanding at year-end fiscal 2002 is as follows:


                                     Options Outstanding                            Options Exercisable
-------------------------------------------------------------------------     ----------------------------------
                                             Weighted
                                              Average
                                            Remaining          Average                            Weighted
   Range of                   Number         Contractual       Exercise          Number           Average
Exercise Prices            Outstanding         Life            Price           Exercisable       Exercise Price
---------------            -----------      ------------       --------        -----------       --------------
$  3.13 - $  3.25               77,300            4.2            $3.19             77,300           $3.19
$  4.13 - $  5.88              463,300            5.2            $5.24            327,800           $5.18
$  6.25 - $  8.80              752,472            5.3            $7.28            507,122           $7.34
$  9.13 - $ 12.08              512,000            7.7            $9.76            167,600          $10.13
$ 15.13 - $ 15.13               21,000            6.3           $15.13             13,800          $15.13
-------------------------------------------------------------------------      ----------------------------------
$  3.13 - $15.13             1,826,072            5.9            $7.37          1,093,622           $6.93


Certain outstanding options were authorized directly by the Company's stockholders but most were issued in accordance with stock option plans authorized by them and administered by the Compensation Committee of the Board of Directors.


14.  Advances To Officers

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


15. Stock Appreciation Rights Plan

In May 2000, May 2001 and May 2002, each nonmanagement Director received annual awards under the Company's Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him under the Company's Stock Option Plans in May 2000, May 2001 or May 2002, as the case may be. The payment will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the sum of the exercise price of the corresponding option plus any personal income tax withholding on the gain arising from the exercise.


16. Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

                                             Fiscal        Fiscal       Fiscal
                                              2000          2001         2002
                                        ---------------------------------------
Interest income (expense), net
    per statements of income                 $1,854         $361         ($827)

Non-cash interest expense (income)              122         (259)           40
Net cash interest income (expense),
    including interest income
    of $2,638, $920 and $339                 $1,976         $102         ($787)
                                        =======================================
Income taxes paid (refunded)                 $1,346         $715       ($1,786)
                                        =======================================


Investing activities includes $8.8 million related to capital lease obligations incurred during fiscal 2001.

Non-cash investing activities include $1.4 million related to capital lease obligations incurred between January 2002 and January 2003.

Non-cash financing activities include the repayment of officer advances with accrued interest as of July 1, 2002 with the repayment made by surrendering 278,529 shares of Company common stock with a market value equal to the principal and interest, in lieu of cash payment.


17. Segment Information

The Company operated its business in two reportable segments split by channels of distribution: Avenue Retail (retail stores) and Shop @ Home (internet and catalog). In deciding how to allocate resources and assess performance, the Company regularly evaluated the performance of its operating segments on the basis of net sales and earnings (losses) from operations.

Certain information relating to the Company's reportable operating segments is set forth below (dollars in thousands):
                                                    Fiscal           Fiscal
                                                     2001             2002
                                                   --------          --------
Net sales:
        Avenue Retail                              $415,553          $423,816
        Shop @ Home                                  11,487             8,148
                                                   --------          --------

                                                   $427,040          $431,964
                                                   ========          ========

Earnings (loss) from operations (1):
        Avenue Retail                               $16,987             ($864)
        Shop @ Home                                  (6,856)           (5,901)
                                                     ------            ------

                                                    $10,131           ($6,765)
                                                    =======           =======

(1) Represents earnings (loss) from operations before unallocated corporate expenses and net interest income (expense).

The Company evaluates the performance of its assets on a consolidated basis. Therefore, separate financial information for the Company's assets on a segment basis is not available.

The following table sets forth a reconciliation of the reportable segments' earnings (loss) from operations to the Company's consolidated income (loss) before income taxes (dollars in thousands):

                                                    Fiscal             Fiscal
                                                     2001               2002
                                                  --------            ---------
Earnings (loss) from operations
   for reportable segments                         $10,131             ($6,765)

Unallocated corporate expenses                      (9,491)            (16,006)

Interest income (expense), net                         361                (827)
                                                   -------            ---------

Income (loss) before income taxes                   $1,001            ($23,598)
                                                   =======            =========


18.  Contingencies

The Company is involved in various legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will not have a material adverse effect on the Company's financial position, annual results of operations or cash flows.


19. Supplemental Financial Data (Unaudited) (dollars in thousands, except per share data)

                                                                        Fiscal 2001
                                             ------------------------------------------------------------
                                                  Qtr 1           Qtr 2          Qtr 3         Qtr 4
                                             ------------------------------------------------------------
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


                                                                        Fiscal 2002
                                             ------------------------------------------------------------
                                                  Qtr 1           Qtr 2          Qtr 3         Qtr 4
                                             ------------------------------------------------------------

Net sales                                       $115,574         $113,674        $97,019      $105,697
Gross profit                                      30,785           21,065         17,326        19,163
Operating income (loss)                            4,772           (7,077)        (7,687)      (12,779)
Net income (loss)                                 $2,876          ($4,639)       ($5,232)     ($16,082)
Net income (loss) per common share:
    Basic                                          $0.22           ($0.35)        ($0.40)       ($1.24)
    Diluted                                        $0.21           ($0.35)        ($0.40)       ($1.24)


20.  Subsequent Events

In February 2003, the Company announced its intention to suspend catalog operations in the first quarter of fiscal 2003 and operate the avenue.com website as a virtual store utilizing the same assortments as the retail stores.

Item 9.      Changes in and Disagreements With Accountants On Accounting
             -----------------------------------------------------------
             and Financial Disclosure.
             -------------------------

             Not applicable.

Part III

Item 10.     Directors and Executive Officers of the Registrant.
             ---------------------------------------------------

Directors of the Registrant
---------------------------

The subsection captioned "Election of Directors - Business and Professional Experience" in the Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant
------------------------------------

In addition to Raphael Benaroya and George R. Remeta, who are described in the Proxy Statement, the executive officers of the Company are:

Susan Falk, age 52, has been Executive Vice President of United Retail Incorporated, a subsidiary of the Corporation, since August 2002. She was President of The Body Shop, a retail chain, from February 2001 to March 1999. Previously, she was President of Diane Von Furstenberg, a manufacturer of women's apparel, from December 1998 to January 1998.

Kenneth P. Carroll, age 60, has been United Retail Group, Inc.'s Senior Vice President - General Counsel for more than five years.

Ellen Demaio, age 45, has been Senior Vice President - Merchandise of United Retail Incorporated for more than five years.

Terri Meichner, age 45, has been Senior Vice President-AVENUE BODY of United Retail Incorporated since September 2002. Previously, she was Vice President-Intimate Apparel and Hosiery of Federated Merchandising Group, a division that serviced chains of department stores, since May 1998. Earlier, she was Vice President-Fashion Accessories, Hosiery and Intimates of K Mart, a retail chain, since before 1998.

Carmen Blanco, age 46, has been Vice President - Sales of United Retail Incorporated since March 2001. Previously, she was an executive for more than three years at The Gap, Inc., most recently as a Zone Vice President for Old Navy stores, a retail chain.

Raymond W. Brown, age 43, has been Vice President - Associate Services of United Retail Incorporated since May 1998. Previously, he was Vice President - Human Resources of National Merchants Management Corp., a management firm, since before 1998.

Julie L. Daly, age 48, has been Vice President - Shop @ Home Operations of United Retail Incorporated since November 2000. Previously, she was the Company's Vice President - Strategic Planning since before 1998.

Jeff Fink, age 44, has been Vice President - Real Estate of United Retail Incorporated since November 1999. Previously, he was Vice President - Real Estate of Party City, Inc., a retail chain, since before 1998.

Kent Frauenberger, age 56, has been Vice President - Logistics of United Retail Logistics Operations Incorporated for more than five years.

Brian French, age 42, has been Vice President - Store Development of United Retail Incorporated since March 2002. For one year prior, he was the Company's Vice President - Construction. Previously, he was Director of Store Construction of United Retail Incorporated since July 1999. Earlier, he was Director of Special Projects for Venator Group Realty, Inc., a mall operator, for a year. Still earlier, he was Director of Design and Project Development for Story Line Concepts, an amusement chain, for a year.

Jon Grossman, age 45, has been Vice President - Finance of United Retail Group, Inc. for more than five years.

Paul McFarren, age 39, has been Vice President - Chief Information Officer of United Retail Incorporated since October 2000. Previously, he was Vice President of Worldwide Field Operations of LVMH, a consumer goods manufacturer, for two years. Earlier, he was a Senior Director for Corporate Systems of The Gap, Inc., a holding company for retail chains, for more than a year.

Cinthia Menolascino, age 44, has been Vice President - Product Design and Development of United Retail Incorporated since August 2001. She has been employed in design positions with the Company since February 1999. Previously, she was Vice President - Design of May Department Stores, a retail store chain, since before 1998.

Mark Nitkey, age 43, has been Vice President - Chief Architect of United Retail Incorporated since April 2002. Previously he was Senior Director of Global Store Design for The Gap, Inc. for more than four years.

Bradley Orloff, age 45, has been Vice President - Marketing of United Retail Incorporated for more than five years.

Gerald Schleiffer, age 51, has been Vice President - Planning and Distribution of United Retail Incorporated since August 1999. Previously, he was Vice President - Planning and Allocation of Nine West, Inc., a shoe retailer, between July 1999 and June 1998. Earlier, he was Director of Planning and Allocation of Value City Department Stores, Inc. for more than a year.

Fredric E. Stern, age 54, has been Vice President - Controller of United Retail Incorporated for more than five years.

The term of office of the Company's executive officers will expire immediately after the 2003 annual meeting of stockholders of United Retail Group, Inc., scheduled for May 2003. The subsection captioned "Executive Compensation - Employment Agreements" in the Proxy Statement is incorporated herein by reference.

Audit Committee Financial Expert
--------------------------------

The Corporation's Board of Directors has determined that the Corporation has at least one audit committee financial expert serving on its Audit Committee, namely, Michael Goldstein. Mr. Goldstein is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the 1934 Act.

Item 11.       Executive Compensation.
               ----------------------

The section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management
               --------------------------------------------------------------
               and Related Stockholder Matters.
               --------------------------------

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


Item 14.       Controls and Procedures
               -----------------------

(a) The Company performed an evaluation, in which the Company's Chief Executive Officer and Chief Financial Officer participated, of its disclosure controls and procedures (as defined by 1934 Act Rule 13a-14(c)) with respect to information required to be disclosed by the Company in filings with the Securities and Exchange Commission. The evaluation was performed on a date (the "Evaluation Date") within 90 days prior to the filing of this Report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that these controls and procedures were effective in all material respects in ensuring that this information is (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission's rules and forms.

(b) There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the Evaluation Date.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

(a)        (1)    Consolidated Financial Statements of the Corporation for
                  fiscal 2002 and fiscal 2001 are included herein.
           (2)    Not applicable.
           (3)    The following exhibits are filed herewith:

           Number             Description
           ------             -----------

             3                Restated By-laws of the Corporation
            10.1              Amendment, dated January 31, 2003, to Financing
                              Agreement among the Corporation, United Retail
                              Incorporated, Cloudwalkers, Inc. and The CIT
                              Group/Business Credit, Inc., as Agent and Lender
                              ("CIT")
            10.2              Amendment to Restated Supplemental Retirement
                              Savings Plan
            23.1              Consent of Independent Accountants for the
                              Corporation
            99.1              Certification pursuant to Section 906

           The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended November 2, 2002, are incorporated herein by reference:

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

           The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 3, 2002 are incorporated herein by reference:

    Number in Filing          Description
    ----------------          -----------

            10.1 Amendment, dated August 2, 2002, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT
            10.2              Amendment to Restated Supplemental Retirement
                              Savings Plan
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

____________________
        * A compensatory plan for the benefit of the Corporation's management or a management contract.

(b) A Current Report on Form 8-K was submitted by the Corporation on December 9, 2002 to report certain certifications made by the Corporation's Chief Executive Officer and Chief Financial Officer, respectively.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                                 UNITED RETAIL GROUP, INC.


Date: April 3, 2003                          By: /s/ Raphael Benaroya
                                                 -----------------------------
                                                 Raphael Benaroya, Chairman of
                                                 the Board, President and
                                                 Chief Executive Officer


                               POWER OF ATTORNEY

         KNOWN ALL MEN BY THESE PRESENTS, that each Director whose signature appears below other than RAPHAEL BENAROYA and GEORGE R. REMETA constitutes and appoints RAPHAEL BENAROYA and GEORGE R. REMETA, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in his capacity as a Director of United Retail Group, Inc., to sign any or all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 3, 2003.

Signature                           Title
---------                           -----


/s/ Raphael Benaroya
----------------------------
Raphael Benaroya                    Chairman of the Board,
Principal Executive Officer         President, Chief Executive
                                    Officer and Director


/s/ George R. Remeta
-----------------------------
George R. Remeta                    Vice Chairman,
Principal Financial Officer         Chief Administrative Officer
                                    and Director


/s/ Jon Grossman
------------------------------
Jon Grossman                        Vice President - Finance
Principal Accounting Officer


/s/ Joseph A. Alutto
------------------------------
Joseph A. Alutto                    Director


/s/ Joseph Ciechanover
------------------------------
Joseph Ciechanover                  Director


/s/ Michael Goldstein
------------------------------
Michael Goldstein                   Director


/s/ Ilan Kaufthal
------------------------------
Ilan Kaufthal                       Director


/s/ Vincent P. Langone
-----------------------------
Vincent P. Langone                  Director


/s/ Richard W. Rubenstein
-----------------------------
Richard W. Rubenstein               Director



                                CERTIFICATIONS
                                --------------

         I, Raphael Benaroya, Chief Executive Officer of United Retail Group, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of United Retail Group, Inc.;

         2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. the registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 3, 2003                               /s/ Raphael Benaroya
                                                   --------------------------
                                                   Chief Executive Officer


         I, George R. Remeta, Chief Administrative Officer and Chief Financial Officer of United Retail Group, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of United Retail Group, Inc.;

         2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. the registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. the registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                 (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. the registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 3, 2003                              /s/ George R. Remeta
                                                  ----------------------------
                                                  Chief Financial Officer

EXHIBIT INDEX

         The following exhibits are filed herewith:

           Number             Description
           ------             -----------

            3                 Restated By-laws of the Corporation
            10.1              Amendment, dated January 31, 2003, to Financing
                              Agreement among the Corporation, United Retail
                              Incorporated, Cloudwalkers, Inc. and The CIT
                              Group/Business Credit, Inc., as Agent and Lender
                              ("CIT")
            10.2              Amendment to Restated Supplemental Retirement
                              Savings Plan
            23.1              Consent of Independent Accountants for the
                              Corporation
            99.1              Certification pursuant to Section 906

           The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended November 2, 2002, are incorporated herein by reference:

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

           The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 3, 2002 are incorporated herein by reference:

    Number in Filing          Description
    ----------------          -----------

            10.1 Amendment, dated August 2, 2002, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT
            10.2              Amendment to Restated Supplemental Retirement
                              Savings Plan
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

____________________
           * A compensatory plan for the benefit of the Corporation's management or a management contract.