Form 10-Q
period 2003-05-03
UNITED RETAIL GROUP INC/DE
filed 2003-06-05
CIK 881905

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number  00019774
                        --------

                           United Retail Group, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                    51 0303670
------------------------------                     --------------------
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                      Identification No.)

365 West Passaic Street, Rochelle Park, NJ              07662
------------------------------------------              ------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (201) 845-0880
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

         As of May 3, 2003, 12,937,304 units, each consisting of one share of the registrant's common stock, $.001 par value per share, and one attached stock purchase right, were outstanding. The units are referred to herein as "shares."

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             UNITED RETAIL GROUP INC, AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                       (dollars in thousands)



                                                                May 3,          February 1,      May 4,
                                                                 2003             2003            2002
                                                             --------------   -------------   --------------
                                             ASSETS            (Unaudited)                     (Unaudited)
Current assets:
   Cash and cash equivalents                                       $12,143         $17,540          $23,141
   Accounts receivable                                               1,626           2,994            1,703
   Inventory                                                        67,821          61,569           72,255
   Prepaid rents                                                     4,932           4,972            4,932
   Other prepaid expenses                                            1,711           2,290            3,025
                                                             --------------   --------------  --------------
      Total current assets                                          88,233          89,365          105,056

Property and equipment, net                                         84,924          87,720           89,155
Deferred charges and other intangible assets,
  net of accumulated amortization of $341, $325
  and $2,777                                                           541             557            6,216
Deferred income taxes                                                    -               -            1,515
Other assets                                                         1,526           1,667            1,146
                                                             --------------   -------------   --------------
    Total assets                                                  $175,224        $179,309         $203,088
                                                             ==============   =============   ==============

                                             LIABILITIES
Current liabilities:
  Short-term distribution center financing                            $998          $1,220           $1,463
  Short-term capital leases                                          1,998           1,963            1,644
  Accounts payable and other                                        31,152          26,596           20,913
  Disbursement accounts                                              8,047          11,922           11,510
  Accrued expenses                                                  22,396          22,023           24,178
  Deferred income taxes                                                  -               -              746
                                                             --------------   -------------   --------------
    Total current liabilities                                       64,591          63,724           60,454


Long-term distribution center financing                              3,807           3,961            4,805
Long-term capital leases                                             5,241           5,764            6,652
Other long-term liabilities                                          7,057           6,865            6,440
                                                             --------------   -------------   --------------
    Total liabilities                                               80,696          80,314           78,351
                                                             --------------   -------------   --------------

                                             STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; authorized
   1,000,000 shares; none issued
   Series A junior participating preferred stock,
   $.001 par value; authorized 150,000; none issued
Common stock, $.001 par value; authorized
   30,000,000 shares; issued 14,248,200; 14,248,200;
   14,238,100 shares;  outstanding 12,937,304;
   12,937,304; 13,205,733 shares                                        14              14               14
Additional paid-in capital                                          83,679          83,601           80,465
Retained earnings                                                   18,511          23,056           49,009
Treasury stock (1,310,896; 1,310,896; 1,032,367
   shares) at cost                                                  (7,676)         (7,676)          (4,751)
                                                             --------------   -------------   --------------
    Total stockholders' equity                                      94,528          98,995          124,737
                                                             --------------   -------------   --------------
    Total liabilities and stockholders' equity                    $175,224        $179,309         $203,088
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


                  UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                 (Unaudited)



                                               Thirteen Weeks Ended
                                         ---------------------------------

                                             May 3,            May 4,
                                              2003              2002
                                         ---------------   ---------------

Net sales                                      $101,530          $115,574

Cost of goods sold, including
  buying and occupancy costs                     79,361            84,789
                                         ---------------   ---------------

   Gross profit                                  22,169            30,785

General, administrative and
  store operating expenses                       26,380            26,013
                                         ---------------   ---------------

   Operating (loss) income                       (4,211)            4,772

Interest expense, net                               252               204
                                         ---------------   ---------------

   (Loss) income before income taxes             (4,463)            4,568

(Benefit) provision for income taxes             (2,019)            1,692

Provision for the valuation allowance
  for the net deferred tax assets                 2,101                 -
                                         ---------------   ---------------

   Net (loss) income                            ($4,545)           $2,876
                                         ===============   ===============

Net (loss) income per share
  Basic                                          ($0.35)            $0.22
                                         ===============   ===============
  Diluted                                        ($0.35)            $0.21
                                         ===============   ===============

Weighted average number of
   shares outstanding
     Basic                                   12,937,304        13,204,118
     Common stock equivalents
             (stock options)                          -           228,747
                                         ---------------   ---------------
     Diluted                                 12,937,304        13,432,865
                                         ===============   ===============









The accompanying notes are an integral part of the Consolidated Financial Statements.

                  UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                 (Unaudited)


                                                                                 Thirteen Weeks Ended
                                                                          ----------------------------------
                                                                              May 3,             May 4,
                                                                               2003               2002
                                                                          ----------------   ---------------
Cash Flows From Operating Activities:
    Net (loss) income                                                             ($4,545)           $2,876
Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization of property and equipment                         3,139             3,009
    Amortization of deferred charges and other
      intangible assets                                                               128               155
    Loss on disposal of assets                                                        251                 2
    Deferred compensation                                                              78               104
    Provision for deferred income taxes                                                 -                (8)
    Deferred lease assumption revenue amortization                                    (16)              (45)
Changes in operating assets and liabilities:
    Accounts receivable                                                             1,368              (248)
    Income taxes                                                                       43             2,932
    Inventory                                                                      (6,252)          (10,462)
    Accounts payable and accrued expenses                                           1,023                40
    Prepaid expenses                                                                  619               357
    Other assets and liabilities                                                      221               593
                                                                          ----------------   ---------------
Net Cash Used in Operating Activities                                              (3,943)             (695)
                                                                          ----------------   ---------------

Investing Activities:
    Capital expenditures                                                             (594)           (3,545)
    Deferred payment for property and equipment                                         4               346
                                                                          ----------------   ---------------

Net Cash Used in Investing Activities                                                (590)           (3,199)
                                                                          ----------------   ---------------

Financing Activities:
    Repayments of long-term debt                                                     (376)             (348)
    Payments on capital lease obligations                                            (488)             (408)
    Issuance of short-term debt                                                       290                 -
    Repayments of short-term debt                                                    (290)                -
    Issuance of loans to officers                                                       -               (30)
    Proceeds from exercise of stock options                                             -                 9
                                                                          ----------------   ---------------

Net Cash Used in Financing Activities                                                (864)             (777)
                                                                          ----------------   ---------------

Net decrease in cash and cash equivalents                                          (5,397)           (4,671)
Cash and cash equivalents, beginning of period                                     17,540            27,812
                                                                          ----------------   ---------------
Cash and cash equivalents, end of period                                          $12,143           $23,141
                                                                          ================   ===============










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

         The consolidated financial statements as of and for the thirteen weeks ended May 3, 2003 and May 4, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 2002 Annual Report and 2002 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         Certain prior year balances have been reclassified to conform with the current year presentation.


2.     Net (Loss) Income Per Share

         Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic plus the dilution of stock options with the exception of the thirteen weeks ended May 3, 2003, where the effect of stock options is anti-dilutive.

         Options to purchase shares of common stock which were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares were as follows:

                                                Thirteen Weeks Ended
                                           -----------------------------
                                              May 3,           May 4,
                                               2003             2002
                                           -----------        ----------

Options                                       1,841,572            787,000
Range of option prices per share          $2.25 -  $15.13      $8.02 -  $15.13


         The following table illustrates the effect on net (loss) income and
(loss) income per share if the Company had applied the fair value recognition provision SFAS No. 123, "Accounting For Stock-Based Compensation" to stock-based employee compensation:

                                                      Thirteen Weeks Ended
                                                     -----------------------
(dollars in thousands except for income               May 3,        May 4,
per share amounts)                                     2003          2002
                                                     --------       --------

Reported net (loss) income                           ($  4,545)     $   2,876
Add back: Compensation expense                              78             78
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                 (69)          (312)
                                                      --------      ---------

Pro forma net (loss) income                          ($  4,536)     $   2,642

(Loss) income per share:
 Basic - as reported                                 ($   0.35)     $    0.22
 Basic - pro forma                                   ($   0.35)     $    0.20

 Diluted - as reported                               ($   0.35)     $    0.21
 Diluted - pro forma                                 ($   0.35)     $    0.20


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

         At May 3, 2003, the combined borrowing capacity of the Companies was $22.8 million, no balance was in the pledged account, trade letters of credit for the account of the Company and supported by CIT were outstanding in the amount of $13.4 million and standby letters of credit were outstanding in the amount of $3.9 million and no loan was outstanding. The Company's cash on hand was unrestricted.

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

         In January 2002 and January 2003, the Company executed a series of three-year capital lease agreements for call center systems at the Company's national distribution center in Troy, Ohio, bearing interest at rates between 6.09% and 6.64% per annum aggregating approximately $1.4 million. The Company has the option of buying the systems at the end of the term for a nominal price.


4.     Income Taxes

         The provision for income taxes consists of (dollars in thousands):

                                         Thirteen Weeks Ended
                                       -------------------------
                                       May 3,            May 4,
                                       2003              2002
                                       ------            -------

Currently payable:
         Federal                       $0               $1,564
         State                         82                  136
                                       --                  ---
                                       82                1,700
                                       --                -----

Deferred:
         Federal                        0                   (7)
         State                          0                   (1)
                                        -                   --
                                        0                   (8)
                                        -                   --
                                      $82               $1,692
                                      ===               ======


         Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company's effective rate is as follows (dollars in thousands):


                                                         Thirteen Weeks Ended
                                            ------------------------------------------------
                                                   May 3, 2003            May 4, 2002
                                            ----------------------      --------------------

Tax at Federal rate                         $(1,562)      (35.0%)       $  1,599       35.0%
State income taxes, net of
 Federal benefit                                (13)       (0.3%)             88        1.9%
Change in State NOL                            (451)      (10.1)               -        0.0%
Other                                             7         0.2%               5        0.1%
                                             --------      ------       --------      ------
Sub-total                                    (2,019)       45.2%           1,692       37.0%

Deferred tax valuation allowance              2,101        47.0%               -        0.0%

                                            $    82         1.8%        $  1,692       37.0%
                                            ========       ======       ========      ======


         Significant components of the Company's deferred tax assets and liabilities as of May 3, 2003 are summarized below (dollars in thousands):

               Net long-term asset:
               Federal NOL                                 $5,201
               State NOL's                                  3,425
               Accruals and reserves                        3,407
               Compensation                                   594
               Depreciation                                (2,788)
                                                           ------
                                                            9,839
                                                           ------

               Net current liability:
               Prepaid rent                                 1,652
               Accruals and reserves                         (565)
               Inventory                                     (599)
                                                            -----
                                                              488
                                                            -----

               Valuation allowance                         (9,351)
                                                           ------

               Net deferred tax asset                      $    -
                                                           ======



         The Company recorded a $7.3 million non-cash charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards in the fourth quarter of fiscal 2002. The valuation allowance as of May 3, 2003 is $9.4 million. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company's cumulative loss in the most recent three-year period, including the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require a full valuation allowance under the provision of SFAS No. 109. The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.


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


6.     Stock Appreciation Rights Plan

         In May 2000, May 2001 and May 2002, each nonmanagement Director received an annual award (a "SAR Award") under the Company's Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously. The payment will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the exercise price of the corresponding option net of any personal income tax withholding on the gain arising from the exercise.


7.     Supplemental Cash Flow Information

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

         On May 1, 2003, a suit in California Superior Court styled Erik Stanford vs. United Retail Incorporated was served on the Company by the former manager of a store in California. The suit is purportedly a class action on behalf of certain current and former associates in California in the past four years.

         The plaintiff asserts state wage and hour claims.

         Based on a very preliminary factual review, management believes there are meritorious procedural defenses available that the plaintiff does not adequately represent the classes identified in the lawsuit. The Company intends to vigorously oppose class certification. Nevertheless, successful procedural defenses might not be dispositive of all the claims if a more adequate class representative replaced Mr. Stanford in the case.

         The Company also intends to defend the case vigorously on the merits.

         Although counsel is unable at this early stage to predict the ultimate outcome of the case and the amount of any potential liability with any accuracy, management does not believe that the case will have a material impact on the Company's financial condition, results of operations or cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First quarter of fiscal 2003 versus first quarter of fiscal 2002
----------------------------------------------------------------

Net sales for the first quarter of fiscal 2003 decreased 12.2% from the first quarter of fiscal 2002, to $101.5 million from $115.6 million from decreases in units sold and prices. Comparable store sales for the first quarter of fiscal 2003 decreased 11.7%. Average stores open decreased from 555 to 550. See, "Stores." Internet and catalog sales were $1.5 million in the first quarter of fiscal 2003 compared with $2.4 million in the first quarter of fiscal 2002, primarily from a reduction in the number of catalogs mailed. See, "Suspension of Catalog Operations."

Gross profit was $22.2 million in the first quarter of fiscal 2003 compared with $30.8 million in the first quarter of fiscal 2002, decreasing as a percentage of net sales to 21.8% from 26.6%. Gross profit as a percentage of net sales decreased principally because (i) net sales declined while occupancy costs increased somewhat, and (ii) merchandise margins were lower. Gross profit levels in the future will be subject to the uncertainties and other risk factors referred to under the caption "Future Results."

General, administrative and store operating expenses increased to $26.4 million in the first quarter of fiscal 2003 from $26.0 million in the first quarter of fiscal 2002. As a percentage of net sales, general, administrative and store operating expenses increased to 26.0% from 22.5% principally because of lower net sales and of increased casualty insurance costs, including workers' compensation benefits.

The Company incurred an operating loss of $4.2 million in the first quarter of fiscal 2003 and had operating income of $4.8 million in the first quarter of the previous year.

Net interest expense was $0.3 million in the first quarter of fiscal 2003 and $0.2 million in the first quarter of fiscal 2002, as a result of lower cash balances, lower interest rates on cash balances and higher borrowings.

The Company had a provision for income taxes of $0.1 million in the first quarter of fiscal 2003 and $1.7 million in the first quarter of fiscal 2002.

The Company incurred a net loss of $4.5 million in the first quarter of fiscal 2003 and had net income of $2.9 million in the first quarter of fiscal 2002.

In the fourth quarter of fiscal 2002, the Company established a valuation allowance in the amount of $7.3 million for all its net deferred tax assets and net operating loss carryforwards ("NOL's"). In the first quarter of fiscal 2003, the tax valuation allowance was increased to $9.4 million.

Before recording the increase in the tax valuation allowance, the pro forma net loss for the first quarter of fiscal 2003 was $2.4 million.

See, "Critical Accounting Policies" for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

May Sales
---------

Net sales for May 2003 decreased 10.9% from May 2002, to $36.9 million from $41.4 million. Comparable store sales for the month decreased 9.4%.

Liquidity and Capital Resources
-------------------------------

Cash Flow

Cash used in operating activities was $3.9 million in the first quarter of fiscal 2003 and $0.7 million in the first quarter of fiscal 2002. The principal differences in cash used in operating activities in the two fiscal quarters were (i) a net loss of $4.5 million in the first quarter of fiscal 2003 compared with net income of $2.9 million in the first quarter of fiscal 2002 and (ii) an increase in accrued income taxes of $43,000 in the first quarter of fiscal 2003 compared with $2.9 million in the first quarter of fiscal 2002, partially offset by inventory increases of $6.3 million in the first quarter of fiscal 2003 compared with $10.5 million in the first quarter of fiscal 2002.

Capital expenditures were $0.6 million in the first quarter of fiscal 2003 and $3.5 million in the first quarter of fiscal 2002.

Capital Expenditure Budget

Capital expenditures for fiscal 2003 are budgeted at approximately $4.5 million, which the Company expects to fund principally from cash reserves. The largest category of capital expenditures will be new store construction. See, "Stores." This paragraph constitutes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and is subject to the uncertainties and other risk factors referred to under the caption "Future Results."

Balance Sheet Sources of Liquidity

The Company's cash and cash equivalents were $12.1 million at May 3, 2003 compared with $23.1 million at May 4, 2002. Cash and cash equivalents were $17.5 million at February 1, 2003.

Inventory decreased to $67.8 million at May 3, 2003 from $72.3 million at May 4, 2002, principally as a result of fewer units. Inventory at February 1, 2003 was $61.6 million. (See, "Critical Accounting Policies - Inventory" for a discussion of estimates made by management in stating inventory in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment, net decreased to $84.9 million at May 3, 2003 from $89.2 million at May 4, 2002 and $87.7 million at February 1, 2003.

Other Liquidity Sources

Import purchases by the Company are made in U.S. dollars, are generally financed by trade letters of credit and constituted approximately 54% of total purchases in fiscal 2002.

United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2005 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of May 3, 2003, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $13.4 million and standby letters of credit were outstanding in the amount of $3.9 million, principally in connection with insurance policies issued to the Company.

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

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any financial covenants. (At May 3, 2003, the combined borrowing capacity of the Companies was $22.8 million; the Pledged Account had a zero balance; the Companies' cash on hand was unrestricted; and no loan was outstanding.)

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

In the first quarter of fiscal 2003, the Company drew on the revolving loan facility under the Financing Agreement to meet its peak working capital requirements and may do so again from time to time. Interest is payable monthly based on a 360-day year at the prime rate or at two percent plus the LIBOR rate on a per annum basis, at the borrower's option.

The Company has used standby letters of credit to provide collateral under certain insurance policies covering claims and related expenses incurred in a policy year. Material amounts of additional collateral supported by standby letters of credit are likely to be required by the insurers when certain of the policies are renewed for another year, or replaced, in the second quarter of fiscal 2003. See, "Critical Accounting Policies - Incurred But Not Reported Claims For Personal Injuries and Medical Benefits."

The Company's obligations to pay customs duties on merchandise imports were collateralized by an unsecured surety bond for $1.5 million in the first quarter of fiscal 2002. The tightening market for surety bonds has made it necessary for the Company to support the surety bond with a standby letter of credit under the Financing Agreement in the amount of $0.5 million.

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

Principal Contractual Obligations and Certain Other Commercial Commitments
------------------------------------------------------------------------

The principal contractual obligations of the Company and certain other commercial commitments at May 3, 2003 (see, also "Critical Accounting Policies
- Incurred But Not Reported Claims For Personal Injuries and Medical Benefits") are summarized in the following charts:

----------------------------- --------------- ------------------------------------------------------------------
                                                           Payments Due by Period (000's omitted)
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Principal Contractual           Item Total       Less than                                           After
Obligations                       (000's          1 Year          1-3 Years        4-5 Years        5 Years
                                 omitted)
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Fixture Sale and Lease Back         $  6,290           $1,534         $ 3,483          $ 1,273           $   0
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Distribution Center Note            $    402           $  402         $     0          $     0           $   0
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Distribution Center Mortgage        $  4,403           $  596         $ 1,357          $ 1,613           $ 837
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Call Center Capital Lease           $    949           $  464         $   485          $     0           $   0
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------
Total                               $ 12,044           $2,996         $ 5,325          $ 2,886           $ 837
----------------------------- --------------- ---------------- ---------------- ---------------- ---------------

----------------------------- --------------- -------------------------------------------------------------------
                                                          Amount of Commitment per Period (000's omitted)
----------------------------- --------------- -------------------------------------------------------------------
Certain Other Commercial        Item Total      Less than                                             Over
Commitments                       (000's          1 Year         1-3 Years        4-5 Years         5 Years
                                 omitted)
----------------------------- --------------- --------------- ---------------- ---------------- -----------------
Operating Leases                   $ 294,767     $ 45,028           $77,341         $ 60,518          $111,880

----------------------------- --------------- --------------- ---------------- ---------------- -----------------
Trade Letters of Credit*           $  13,392     $ 13,392           $     0         $      0          $      0
----------------------------- --------------- --------------- ---------------- ---------------- -----------------
Standby Letters of Credit          $   3,850     $  3,850           $     0         $      0          $      0
----------------------------- --------------- --------------- ---------------- ---------------- -----------------
Total                              $ 312,009     $ 62,270           $77,341         $ 60,518          $111,880
----------------------------- --------------- --------------- ---------------- ---------------- -----------------

_____________
*Trade letters of credit support certain Company obligations under purchase orders for merchandise imports for which payment is not yet due. (Other purchase orders are not supported by trade letters of credit.)

Total Cash Requirements
-----------------------

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

Critical Accounting Policies
----------------------------

Introduction

Financial statements prepared by companies in accordance with generally accepted accounting principles are affected by the policies followed by their managements in preparing them. Some accounting policies require difficult, subjective or complex judgments by corporate management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Among the most important accounting policies of the Company that involve such management judgments are (i) the use of the retail method of accounting for inventory, (ii) the use of estimates of incurred but not reported claims for uninsured damages for personal injuries, for self-insured workers' compensation benefits and for benefits under the Company's self-insured medical, dental and prescription plans for its associates, as well as future development costs of reported claims (collectively, "IBNR Claims") and (iii) determining whether to have a valuation allowance for the Company's net deferred tax assets and NOL's.

Inventory

The margins at which the Company's inventories can be sold are central to its business. In accordance with generally accepted accounting principles, inventories are stated at the lower of cost or market. At May 3, 2003, inventories were stated at $67.8 million. The Company utilizes the retail method, under which a cost-to-price relationship is developed on the basis of original cost as compared to initial retail selling price. The valuation of inventories at cost and the resulting margins are calculated by applying this cost-to-price relationship to the retail value of inventories. Permanent markdowns, when taken, reduce both the price and cost components of inventory on hand, which maintains the established cost-to-price relationship. Consequently, the use of the retail inventory method results in valuing inventories at lower of cost or market.

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

The Company's management believes that the inventory shown on the balance sheets at May 3, 2003 and May 4, 2002 included in the financial statements contained in this Quarterly Report (this "Report") were properly stated in all material respects, subject to (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) changes in weather patterns, (iii) the seasonality of the retail industry, (iv) risks related to consumer acceptance of the Company's products, and (v) war risks.

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

In accordance with generally accepted accounting principles, the Company records a liability for IBNR Claims. This liability is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and
(v) advice from time to time from its insurance broker. (The Company has insurance policies with coverage for personal injury claims but it remains liable for a self-insured retention. The Company is self-insured for most workers' compensation benefits and for its medical, dental and prescription plans for associates but it has stop loss insurance policies to limit its liability.)

If the outcome of claims made with respect to a fiscal quarter were to exceed the recorded IBNR liability for that quarter, the liabilities on the balance sheet would have been understated and income would have been overstated for the quarter in question. (The opposite would be true if the subsequent outcome were less than the recorded IBNR liability.)

A consistent approach to estimating liability for IBNR Claims reflected in the Company's balance sheet is one of the Company's important accounting objectives.

The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ. The use of different estimates or assumptions would change the amount recorded.

The Company's management believes that the liability for IBNR Claims reflected in the balance sheets at May 3, 2003 and May 4, 2002 included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of greater than anticipated inflation in medical costs.

Tax Valuation Allowance

In fiscal 2002, the Company recorded a $7.3 million non-cash charge to establish a valuation allowance for its net deferred tax assets and NOL's. The tax valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which places primary importance on the Company's operating results in the most recent three-year period when assessing the need for a tax valuation allowance. The Company's cumulative loss in the most recent three-year period, including the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require a full tax valuation allowance under the provisions of SFAS No. 109. In the first quarter of fiscal 2003, the tax valuation allowance was increased to $9.4 million.

The Company intends to maintain a valuation allowance for its net deferred tax assets and NOL's until management determines that sufficient positive evidence regarding operating results exists to support reversal of the allowance remaining at that time. A reversal of the tax valuation allowance would improve the Company's results of operations. Accordingly, whether to continue a tax valuation allowance is one of the Company's important accounting matters.

Private Label Credit Cards Issued By The Bank
---------------------------------------------

The Company and World Financial Network National Bank (the "Bank") are parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (as amended, the "Credit Card Program Agreement").

Under the Credit Card Program Agreement, the Bank issues credit cards to Company customers who apply to the Bank. Net credit transaction volume with the Bank was $25.2 million in the first quarter of fiscal 2003 and $25.0 million in the first quarter of fiscal 2002. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company's AVENUE(R) service mark and the Bank's name. The credit cards are used only for merchandise offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

In accordance with generally accepted accounting principles, the Company does not include the receivable asset created under the Credit Card Program Agreement in the Company's accounts receivable on its balance sheets because the Company has no interest in the customer accounts or receivables and, depending on the circumstances, might not purchase the accounts from the Bank upon the expiration of the contractual term. In this connection, it should be noted that the Credit Card Program Agreement states that (i) the Bank is the sole and exclusive owner of all customer accounts, (ii) the Company has no interest in the customer accounts and (iii) the Bank is the creditor in respect of receivables (defined in the Credit Card Program Agreement as amounts owed with respect to retail purchases, finance charges, deferred finance charges, other fees and charges for sales tax). Receivables as defined in the Credit Card Program Agreement were $71.5 million at May 3, 2003 and $72.5 million at May 4, 2002. Also, when the Credit Card Program Agreement expires, currently scheduled for February 28, 2007, the Company shall have the right to purchase the customer accounts from the Bank for a price equal to the receivables and the Bank shall have the right to require the Company to purchase the customer accounts at that price if the Company decides to commence a private label credit card program on its own or through another issuer of credit cards.

As to the Company's statements of operations, general, administrative and store operating expenses were offset in part by premiums received from the Bank of $0.7 million in the first quarter of fiscal 2003 and $0.5 million in the first quarter of fiscal 2002. The increase in premiums from the Bank was due to an increase in customer fees paid to the Bank.

The credit card program premium (or discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank based on the volume of credit card program processing activities performed by the Bank.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program, which, for up to the first $85 million of receivables, means the one-year Constant Maturities Treasury ("CMT") rate plus 25 basis points to be reset every three months (the published CMT rate was 1.25% per annum at May 3, 2003), with the CMT rate not to be more than 6.75% per annum and not to be less than 5.00% per annum for the purpose of this calculation. (The Bank's receivables for the program were less than $85 million at May 3, 2003, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

Stores
------

The Company leased 547 stores at May 3, 2003, of which 412 stores were in strip shopping centers, 110 stores were in malls, 19 stores were in downtown shopping districts and 6 stores were in outlet malls. Retail selling space was approximately 2.4 million square feet both at May 3, 2003 and May 4, 2002.

In the first quarter of fiscal 2003, the Company closed six stores. Management believes that 15-25 stores will be closed during the entire fiscal year principally as a result of routine lease maintenance. Store closings generally take place at lease expiration.

Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization of property and equipment relate principally to assets in stores and are estimated at $12.8 million in fiscal 2003.

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

E-Commerce
----------

The Company has an Internet site (www.avenue.com) that features the Company's proprietary brands, AVENUE(R) apparel and accessories, AVENUE BODY(R) lingerie and CLOUDWALKERS(R) footwear. The Company has an e-commerce fulfillment operation at its national distribution center in Troy, Ohio.

Suspension of Catalog Operations
--------------------------------

The Company mailed AVENUE catalogs from September 2000 to March 2003, when the Company suspended catalog operations indefinitely.

During the first quarter of fiscal 2003, the catalog and internet operations incurred an operating loss before unallocated corporate expenses and net interest expense of approximately $0.3 million compared with approximately $1.1 million during the first quarter of the previous year. Such losses were approximately $1.4 million, approximately $1.1 million and approximately $2.3 million in the second, third and fourth quarters of fiscal 2002, respectively.

Stock Repurchases
-----------------

The Company did not repurchase shares of its own stock in the first quarter of fiscal 2003. The Company has no current plans to repurchase shares of its own stock except with trust funds under the Company's Supplemental Retirement Savings Plan to satisfy obligations that may arise under that plan to invest a portion of participants' accounts in Company stock.

Seasonality
-----------

The fourth quarter of the fiscal year generally has higher sales for the Company than other quarters.

Corporate Acquisition Reviews
-----------------------------

As a matter of routine, the Company from time to time conducts "due diligence" reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

Future Results
--------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold or issue financial instruments for trading purposes. Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material. See, however, (i) the seventh paragraph under the caption ""Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Liquidity Sources" regarding the variable interest rate payable on revolving loans to the Companies and (ii) the last paragraph under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Private Label Credit Cards Issued By The Bank" for a discussion of the cost of funds associated with the credit cards that are co-branded with the Company's AVENUE(R) service mark and the name of the issuer of the cards, World Financial Network National Bank.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 1, 2003, process in a suit in state Superior Court, Los Angeles County, styled Erik Stanford vs. United Retail Incorporated was served on the Company by the former manager of a store in California. The suit is purportedly a class action on behalf of certain current and former associates in California in the past four years.

The plaintiff asserts the following state claims:

  >> pro rata vacation pay for former associates who had less than a year's seniority, who were terminated for cause or who resigned with less than two weeks' notice

  >> overtime pay to current and former store managers for work in excess of 8 hours daily and 40 hours weekly

  >> overtime pay to current and former associates for 30-minute meal breaks not taken

  >> statutory penalty of one-hour straight time pay for each unpaid missed meal break

  >> restitution of deductions for shrink performance results from bonuses paid to current and former store managers and co-managers

  >> waiting time penalties of 30 days' pay for each former associate included in one or more of the above groups

  >>     an injunction against the continuation of the practices alleged above

Based on a very preliminary factual review, management believes there are meritorious procedural defenses available that the plaintiff does not adequately represent the classes identified in the lawsuit, such as certain former associates who allegedly did not receive vacation pay, all store managers and certain associates who allegedly did not get paid for meal breaks. The Company intends to vigorously oppose class certification. Nevertheless, successful procedural defenses might not be dispositive of all the claims if a more adequate class representative replaced Mr. Stanford in the case.

The Company also intends to defend the case vigorously on the merits.

Although counsel is unable at this early stage to predict the ultimate outcome of the case and the amount of any potential liability with any accuracy, management does not believe that the case will have a material impact on the Company's financial condition, results of operations or cash flows.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           The following exhibits are filed herewith:

           Number                       Description
           ------                       -----------

           10*                         Amendments to Restated Supplemental
                                       Retirement Savings Plan
           99                          Certification pursuant to Section 906

           The 2003 Stock Option Plan set forth as the appendix to the Corporation's proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

           The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 1, 2003 are incorporated herein by reference:

           Number in Filing            Description
           ----------------            -----------

           3                           Restated By-laws of the Corporation
           10.1                        Amendment, dated January 31, 2003, to
                                       Financing Agreement among the
                                       Corporation, United Retail Incorporated,
                                       Cloudwalkers, Inc. and The CIT Group/
                                       Business Credit, Inc., as Agent
                                       and Lender ("CIT")
           10.2*                       Amendment to Restated Supplemental
                                       Retirement Savings Plan
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

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

         Numberin Filing               Description
         ---------------               -----------

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

Date:  June 5, 2003

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


Date:  June 5, 2003                                  /s/ RAPHAEL BENAROYA
                                                     --------------------------
                                                     Chief Executive Officer

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


Date:  June 5, 2003                                  /s/ GEORGE R. REMETA
                                                     -----------------------
                                                     Chief Financial Officer

EXHIBIT INDEX

           The following exhibits are filed herewith:

           Number                       Description
           ------                       -----------

           10*                         Amendments to Restated Supplemental
                                       Retirement Savings Plan
           99                          Certification pursuant to Section 906

           The 2003 Stock Option Plan set forth as the appendix to the Corporation's proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

           The following exhibits to the Corporation's Annual Report on Form 10-K for the year ended February 1, 2003 are incorporated herein by reference:

           Number in Filing            Description
           ----------------            -----------

           3                           Restated By-laws of the Corporation
           10.1                        Amendment, dated January 31, 2003, to
                                       Financing Agreement among the
                                       Corporation, United Retail Incorporated,
                                       Cloudwalkers, Inc. and The CIT Group/
                                       Business Credit, Inc., as Agent
                                       and Lender ("CIT")
           10.2*                       Amendment to Restated Supplemental
                                       Retirement Savings Plan
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

         The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

         Numberin Filing               Description
         ---------------               -----------

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