Form 10-K/A
period 2003-02-01
UNITED RETAIL GROUP INC/DE
filed 2003-08-13
CIK 881905

FORM 10-K/A
                               AMENDMENT NO. 1
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
(Mark One)

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

INTRODUCTORY NOTE:

         This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 filed on April 3, 2003 (the "Original Filing").

         The Company is filing this Amendment in order to (a) amend the Report of Independent Accountants as required by Generally Accepted Auditing Standards to include a paragraph noting the Company's adoption, effective February 3, 2002, of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," issued by the Financial Accounting Standards Board ("SFAS 142") in July 2001 and (b) correcting typographical errors in note 3 of the notes to the Consolidated Financial Statements, which deals only with SFAS 142.

         Except for the additional paragraph, the Report of Independent Accountants included in this Amendment has not changed in any respect from the Report included in the Original Filing. The Company's Consolidated Financial Statements included in this Amendment have not changed in any respect from the Consolidated Financial Statements included in the Original Filing except with respect to correcting typographical errors in note 3, which deals only with SFAS 142.

         Exhibit No. 23.1 and Exhibit No. 99.1 to this Amendment are being currently dated but are otherwise unchanged.




Item 8.  Financial Statements and Supplementary Data.

                   UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


        Report of Independent Accountants
          (as amended August 12, 2003)

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

As discussed in Note 3 to the consolidated financial statements, effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".


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


3. Goodwill

Effective February 3, 2002, the Company adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets", which required that goodwill be subject to an impairment test. The Company's valuation at time of adoption, which utilized a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) as well as a comparison to the Company's current market capitalization, indicated that no impairment existed. The Company ceased amortization of goodwill in fiscal 2002. The Company conducted a similar valuation in the fourth quarter of fiscal 2002 and on the basis of both considerations concluded that the entire amount of goodwill, $5.6 million, was impaired. In addition to the aforementioned valuation considerations, other compelling reasons for recording the impairment included the significant losses incurred in the current year and the recent downward trend in earnings.

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

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                                 UNITED RETAIL GROUP, INC.


Date: August 12, 2003                        By: /s/ Raphael Benaroya
                                                 -----------------------------
                                                 Raphael Benaroya, Chairman of
                                                 the Board, President and
                                                 Chief Executive Officer

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


Date:  August 12, 2003                             /s/ Raphael Benaroya
                                                   --------------------------
                                                   Chief Executive Officer


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


Date:  August 12, 2003                            /s/ George R. Remeta
                                                  ----------------------------
                                                  Chief Financial Officer

EXHIBIT INDEX

         The following exhibits are filed herewith:

           Number             Description
           ------             -----------

            3                 Restated By-laws of the Corporation (filed on
                              April 3, 2003)
            10.1 Amendment, dated January 31, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT") (filed on April 3, 2003)
            10.2 Amendment to Restated Supplemental Retirement Savings Plan (filed on April 3, 2003)
            23.1              Consent of Independent Accountants for the
                              Corporation
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