Form 10-Q
period 2003-08-02
UNITED RETAIL GROUP INC/DE
filed 2003-09-04
CIK 881905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number 00019774

United Retail Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0303670
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

365 West Passaic Street, Rochelle Park, New Jersey 07662
(Address of principal executive offices) (Zip Code)

(201) 845-0880
Registrant's telephone number, including area code

_______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES_____	NO X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

YES_____	NO_____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 2, 2003, 12,937,304 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right, were outstanding. The units are referred to herein as “shares.”

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	ASSETS	August 2, 2003 (Unaudited)	February 1 2003	August 3, 2002 (Unaudited)
Current Assets:
Cash and cash equivalents		$23,867	$17,540	$28,978
Accounts receivable		1,255	2,994	1,721
Inventory		44,902	61,569	58,148
Prepaid rents		4,935	4,972	4,921
Other prepaid expenses		2,395	2,290	2,986
Total current assets		77,354	89,365	96,754

Property and equipment, net		82,950	87,720	89,397
Deferred charges and other intangible assets, net of accumulated amortization of $357, $325 and $2,793		525	557	6,200
Deferred income taxes		-	-	1,839
Other assets		1,477	1,667	1,986
Total Assets		$162,306	$179,309	$196,176

	LIABILITIES
Current liabilities:
Short-term distribution center financing		$771	$1,220	$1,491
Short-term capital leases		2,032	1,963	1,803
Accounts payable and other		21,686	26,596	19,450
Disbursement accounts		8,014	11,922	12,044
Accrued expenses		23,657	22,023	23,386
Deferred income taxes		-	-	138
Total current liabilities		56,160	63,724	58,312

Long-term distribution center financing		3,650	3,961	4,421
Long-term capital leases		4,712	5,764	6,506
Other long-term liabilities		7,485	6,865	6,756
Total liabilities		72,007	80,314	75,995
	STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock
$.001 par value; authorized 150,000; none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,248,200 shares;
outstanding 12,937,304 shares		14	14	14
Additional paid-in capital		83,696	83,601	83,473
Retained earnings		14,265	23,056	44,370
Treasury stock (1,310,896 shares) at cost		(7,676)	(7,676)	(7,676)
Total stockholders' equity		90,299	98,995	120,181
Total liabilities and stockholders' equity		$162,306	$179,309	$196,176

The accompanying notes are an integral part of the Consolidated Financial Statements

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2003
Net sales	$104,790	$113,674	$206,320	$229,248

Cost of goods sold, including
buying and occupancy costs	83,119	92,609	162,480	177,398

Gross profit	21,671	21,065	43,840	51,850

General, administrative and
store operating expenses	25,616	28,142	51,996	54,155

Operating loss	(3,945)	(7,077)	(8,156)	(2,305)

Interest expense, net	212	184	464	388

Loss before income taxes	(4,157)	(7,261)	(8,620)	(2,693)

Benefit from income taxes	(1,789)	(2,622)	(3,808)	(930)
Provision for the valuation allowance
for the net deferred tax assets	1,878	-	3,979	-

Net loss	($4,246)	($4,639)	($8,791)	($1,763)

Net loss per share
Basic	($0.33)	($0.35)	($0.68)	($0.13)
Diluted	($0.33)	($0.35)	($0.68)	($0.13)

Weighted average number of
shares outstanding
Basic	12,937,304	13,107,544	12,937,304	13,155,831
Common stock equivalents
(stock options)	0	0	0	0
Diluted	12,937,304	13,107,544	12,937,304	13,155,831

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 2 2003	August 3 2002
Cash Flows From Operating Activities:
Net loss	($8,791)	($1,763)
Adjustments to reconcile net loss to net cash
provided from operating activities:
Depreciation and amortization of property and equipment	6,289	6,053
Amortization of deferred charges and other
intangible assets	255	311
Loss on disposal of assets	276	254
Deferred compensation	95	156
Provision for deferred income taxes	-	(940)
Deferred lease assumption revenue amortization	(21)	(76)
Changes in operating assets and liabilities:
Accounts receivable	1,739	(266)
Income taxes	1,246	1,899
Inventory	16,667	3,645
Accounts payable and accrued expenses	(8,467)	(308)
Prepaid expenses	(68)	(520)
Other assets and liabilities	587	856
Net Cash Provided from Operating Activities	9,807	9,301

Investing Activities:
Capital expenditures	(1,795)	(7,084)
Deferred payment for property and equipment	58	528

Net Cash Used in Investing Activities	(1,737)	(6,566)

Financing Activities
Repayments of long-term debt	(760)	(704)
Payments on capital lease obligations	(983)	(859)
Issuance of short-term debt	290	-
Repayments of short-term debt	(290)	-
Issuance of loans to officers	-	(52)
Proceeds from exercise of stock options	-	36

Net Cash Used in Financing Activities	(1,743)	(1,579)

Net increase in cash and cash equivalents	6,327	1,166
Cash and cash equivalents, beginning of period	17,540	27,812
Cash and cash equivalents, end of period	$23,867	$28,978

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of United Retail Group, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s 2002 Annual Report and 2002 Form 10-K, as amended. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

Certain prior year balances have been reclassified to conform with the current year presentation.

2. Net Loss Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic shares because for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002, the effect of stock options is anti-dilutive.

Options to purchase shares of common stock which were not included in the computation of diluted per share data were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Options	1,812,912	791,072	1,812,912	798,572
Range of option prices per share	$2.25-$15.13	$8.50-$15.13	$2.25-$15.13	$8.13-$15.13

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees” (Opinion No. 25) and has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting For Stock-Based Compensation.” Under Opinion No. 25, compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. In accordance with Opinion No. 25, compensation expense is recorded ratably over the five-year vesting period of the options.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation” to stock-based employee compensation:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands except for loss per share amounts)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Reported net loss	($4,246)	($4,639)	($8,791)	($1,763)
Add back: Compensation expense	17	78	95	156
Deduct: Total stock-based
employee compensation
expense determined under fair
value based method for all
awards, net of related tax effects	(99)	(159)	(168)	(471)

Pro forma net loss	($4,328)	($4,720)	($8,864)	($2,078)

Loss per share:
Basic - as reported	($0.33)	($0.35)	($0.68)	($0.13)
Basic - pro forma	($0.33)	($0.36)	($0.69)	($0.16)

Diluted - as reported	($0.33)	($0.35)	($0.68)	($0.13)
Diluted - pro forma	($0.33)	($0.36)	($0.69)	($0.16)

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

The Company and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997 (the “Financing Agreement”), with The CIT Group/Business Credit, Inc.(“CIT”). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2005 in the aggregate amount of $40 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

The Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any significant financial covenants.

In the event a loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the prime rate or at two percent plus the LIBOR rate on a per annum basis, at the borrower’s option.

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

At August 2, 2003, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $5.1 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit, including $5.5 million of standby letters of credit, arranged by CIT was $26.7 million and no loan had been drawn down. The Company’s cash on hand was unrestricted.

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

Between January 2002 through January 2003, the Company executed a series of three-year capital lease agreements for call center systems at the Company’s national distribution center in Troy, Ohio, bearing interest at rates between 6.09% to 6.64% per annum aggregating approximately $1.4 million. The Company has the option of buying the systems at the end of the term for a nominal price.

4. Income Taxes

        The provision for (benefit from) income taxes consists of (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Currently payable:
Federal	$ -	($1,720)	$ -	($156)
State	89	30	171	166
	89	(1,690)	171	10

Deferred:
Federal	-	(767)	-	(774)
State	-	(165)	-	(166)
	-	(932)	-	(940)
	$89	($2,622)	$171	($930)

Reconciliation of the provision for (benefit from) income taxes from the U.S. Federal statutory rate to the Company’s effective rate is as follows (dollars in thousands):

	Thirteen Weeks Ended
	August 2, 2003		August 3, 2002
Tax at Federal rate	($1,455)	(35.0%)	($2,541)	(35.0%)
State income taxes, net of
Federal benefit	(92)	(2.2%)	(88)	(1.2%)
Benefit from state net operating
losses ("NOL's)	(249)	(6.0%)	-	-
Other	7	0.2%	7	0.1%
Sub-total	($1,789)	(43.0%)	($2,622)	(36.1%)

Deferred tax valuation allowance	1,878	45.2%	-	-

	$89	2.2%	($2,622)	(36.1%)

	Twenty-Six Weeks Ended
	August 2, 2003		August 3, 2002
Tax at Federal rate	($3,017)	(35.0%)	(943)	(35.0%)
State income taxes, net of
federal benefit	(105)	(1.2%)	-	-
Benefit from state operating
losses ("NOL's)	(700)	(8.1%)	-	-
Other	14	0.2%	13	0.5%
Sub-total	($3,808)	(44.1%)	($930)	(34.5%)

Deferred tax valuation allowance	3,979	46.1%	-	-

	$171	2.0%	($930)	(34.5%)

Significant components of the Company’s net deferred tax assets as of August 2, 2003 are summarized below (dollars in thousands):

Net current asset:
Inventory	$1,155
Accruals and reserves	597
Prepaid rent	(1,171)
Sub-total	$581

Net long-term asset:
Federal NOL	$5,525
State NOL's	3,674
Accruals and reserves	3,402
Compensation	601
Depreciation	(2,554)
Sub-total	$10,648

Total net deferred tax asset before valuation allowance	11,229

Valuation allowance	(11,229)

Net deferred tax asset	$ -

The Company recorded a $7.3 million non-cash charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards in the fourth quarter of fiscal 2002. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), which places primary importance on the Company’s operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s cumulative loss in the three-year period, which included the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require a full valuation allowance under the provisions of SFAS No. 109.

The Company recorded additional valuation allowances in the first and second quarters of fiscal 2003 of $2.1 million and $1.9 million, respectively. Accordingly, the valuation allowance as of August 2, 2003 is $11.2 million. The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

5. Advances To Officers

Advances were made by the Company in February 1998, February 1999 and November 1999 to Raphael Benaroya, the Company’s Chairman of the Board, President and Chief Executive Officer. The purpose of the advances was to finance payment of income taxes incurred in connection with the exercise of stock options, totaling approximately $2.3 million. On November 30, 2001, Mr. Benaroya signed a consolidated promissory note in the amount of approximately $2.8 million, representing the cumulative advances and accrued interest as of that date, with a term of two years. Mr. Benaroya repaid the note with accrued interest as of July 1, 2002 by surrendering 278,529 shares of Company common stock. The surrendered shares had a value equivalent to the consolidated note based on the closing price on the NASDAQ Stock Market on the preceding trading day. The Compensation Committee of the Board of Directors, which administers the stock option program, met on the morning of July 1, 2002 and approved the transaction.

6. Stock Appreciation Rights Plan

In May 2000, May 2001, May 2002 and May 2003, each non-management Director received an annual award (a “SAR Award”) under the Company’s Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously. The payment will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the exercise price of the corresponding option net of any personal income tax withholding on the gain arising from the exercise.

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

8. Contingencies

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.

On May 1, 2003, a suit in California Superior Court styled Erik Stanford vs. United Retail Incorporated was served on the Company by a former manager in California. The suit is purportedly a class action on behalf of certain current and former associates in California in the past four years.

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

Although counsel is unable at this early stage to predict the ultimate outcome of the case and the amount of any potential liability with any accuracy, management does not believe that the case will have a material impact on the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter Of Fiscal 2003 Versus Second Quarter Of Fiscal 2002

Net sales for the second quarter of fiscal 2003 decreased 7.8% from the second quarter of fiscal 2002, to $104.8 million from $113.7 million from a decrease in units sold. Comparable store sales for the second quarter of fiscal 2003 decreased 7.2%. (Comparable store sales are at stores that were open at least 12 months; this measure of sales performance is commonly used by specialty retail industry analysts.) Average stores open decreased from 555 to 546. See, “Stores.” Internet and catalog (“Shop @ Home”) sales declined to $1.3 million in the second quarter of fiscal 2003 from $1.7 million in the second quarter of fiscal 2002, primarily from the suspension of catalog mailings. See, “Suspension of Catalog Operations.”

Gross profit was $21.7 million in the second quarter of fiscal 2003 compared with $21.1 million in the second quarter of fiscal 2002, increasing as a percentage of net sales to 20.7% from 18.5%. Gross profit as a percentage of net sales increased principally because of higher merchandise margins and lower in-store “shrinkage.” Gross profit levels in the future will be subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses decreased to $25.6 million in the second quarter of fiscal 2003 from $28.1 million in the second quarter of fiscal 2002. As a percentage of net sales, general, administrative and store operating expenses decreased to 24.4% from 24.8% principally because of lower Shop @ Home expenses and higher private label credit card royalties from World Financial Network National Bank (See “Private Label Credit Cards Issued By The Bank”). This decrease was partially offset by higher health insurance expense as a percentage of net sales and by a higher store payroll percentage resulting from lower net sales.

The Company incurred operating losses of $3.9 million in the second quarter of fiscal 2003 and $7.1 million in the second quarter of the previous year.

Net interest expense was $0.2 million in the second quarter of both fiscal 2003 and fiscal 2002.

The Company had a provision for income taxes of $0.1 million in the second quarter of fiscal 2003 and a benefit from income taxes of $2.6 million in the second quarter of fiscal 2002.

The Company incurred net losses of $4.2 million in the second quarter of fiscal 2003 and $4.6 million in the second quarter of fiscal 2002.

In the fourth quarter of fiscal 2002, the Company established a valuation allowance for all its net deferred tax assets and net operating loss carryforwards (“NOL’s”). In the second quarter of fiscal 2003, the tax valuation allowance was increased by $1.9 million.

See, “Critical Accounting Policies” for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

First Half Of Fiscal 2003 Versus First Half Of Fiscal 2002

Net sales for the first half of fiscal 2003 decreased 10.0% from the first half of fiscal 2002, to $206.3 million from $229.2 million from a decrease in units sold. Comparable store sales for the first half of fiscal 2003 decreased 9.5%. Average stores open decreased from 555 to 548. Shop @ Home sales declined to $2.8 million in the first half of fiscal 2003 from $4.1 million in the first half of fiscal 2002, primarily from the suspension of catalog mailings. The Company mailed AVENUE catalogs from September 2000 to March 2003, when the Company suspended catalog operations indefinitely.

Gross profit was $43.8 million in the first half of fiscal 2003 compared with $51.9 million in the first half of fiscal 2002, decreasing as a percentage of net sales to 21.2% from 22.6%. Gross profit as a percentage of net sales decreased principally because occupancy costs were negatively leveraged by the decline of net sales. This decrease was partially offset by a reduction in the in-store “shrinkage” percentage.

General, administrative and store operating expenses decreased to $52.0 million in the first half of fiscal 2003 from $54.2 million in the first half of fiscal 2002. As a percentage of net sales, however, general, administrative and store operating expenses increased to 25.2% from 23.6% principally because of a higher store payroll percentage resulting from lower net sales and of higher health insurance expense as a percentage of net sales.

The Company incurred operating losses of $8.2 million in the first half of fiscal 2003 and $2.3 million in the first half of the previous year.

Net interest expense was $0.5 million in the first half of fiscal 2003 and $0.4 million in the first half of fiscal 2002, as a result of lower cash balances and lower interest rates on cash balances.

The Company had a provision for income taxes of $0.2 million in the first half of fiscal 2003 and a benefit from income taxes of $0.9 million in the first half of fiscal 2002.

The Company incurred net losses of $8.8 million in the first half of fiscal 2003 and $1.8 million in the first half of fiscal 2002.

In the fourth quarter of fiscal 2002, the Company established a valuation allowance for all its net deferred tax assets and “NOL’s”. In the first half of fiscal 2003, the tax valuation allowance was increased by $4.0 million to $11.2 million.

August Sales

Net sales for the month of August 2003 decreased 8.7% from August 2002 to $24.9 million from $27.3 million. Comparable store sales for the month decreased 8.2%. Net sales for the month were impacted by an electrical power failure in the Northeast and Midwest regions of the country.

Liquidity and Capital Resources

Cash Flow

Cash provided from operating activities increased to $9.8 million in the first half of fiscal 2003 from $9.3 million in the first half of fiscal 2002. The principal differences in cash provided from operating activities in the two semi-annual periods were a decrease in inventory during the first half of fiscal 2003 that exceeded the corresponding decrease in inventory during the first half of fiscal 2002 by $13.0 million, partially offset by a decrease in accounts payable and accrued expenses during the first half of fiscal 2003 that exceeded the corresponding decrease in accounts payable and accrued expenses during the first half of fiscal 2002 by $8.2 million. The decrease in inventory during the first half of fiscal 2003 resulted principally from lower inventory receipt plans intended to increase inventory turns. The decrease in accounts payable and accrued expenses during the first half of fiscal 2003 was composed of a decrease in accounts payable, partially offset by an increase in accrued expenses. The decrease in accounts payable was principally the result of the decrease in inventory.

Capital expenditures were $1.8 million in the first half of fiscal 2003 and $7.1 million in the first half of fiscal 2002, principally because (i) in fiscal 2002, the Company incurred $2.4 million in construction costs for the fulfillment center at its national distribution center, and (ii) the Company plans to open only five new stores in fiscal 2003 as a whole compared with the 24 stores that were opened in fiscal 2002 (see,“Stores”).

Capital Expenditure Budget

Capital expenditures for fiscal 2003 as a whole are budgeted at approximately $5.0 million. The Company funded capital expenditures from net cash provided from operating activities during the first half of fiscal 2003 but expects to fund them principally from cash reserves during the year as a whole. The largest category of annual capital expenditures will be new store construction. See, “Stores.” This paragraph constitutes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and is subject to the uncertainties and other risk factors referred to under the Caption “Future Results.”

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents were $23.9 million at August 2, 2003 compared with $29.0 million at August 3, 2002. Cash and cash equivalents were $17.5 million at February 1, 2003.

During the first half of fiscal 2003, a decrease in inventories was planned. Inventories were stated at $44.9 million at August 2, 2003 compared with $58.1 million at August 3, 2002, principally as a result of fewer units. At February 1, 2003, inventories were stated at $61.6 million. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment decreased to $83.0 million at August 2, 2003 from $89.4 million at August 3, 2002 and $87.7 million at February 1, 2003, principally from depreciation.

Other Liquidity Sources

Import purchases by the Company are made in U.S. dollars, are generally financed by trade letters of credit and constituted approximately 54% of total purchases in fiscal 2002.

United Retail Group, Inc. and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997, as amended (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2005 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of August 2, 2003, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $21.1 million and standby letters of credit were outstanding in the amount of $5.5 million, principally in connection with insurance policies issued to the Company.

Subject to the following paragraph, the availability of credit (within the aggregate $40 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT’s option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 60% to 65% depending on the month, and (y) the balance from time to time in an account in its name that has been pledged to the lenders (a “Pledged Account”).

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any financial covenants. (At August 2, 2003, the combined borrowing capacity of the Companies , after satisfying the $5 million minimum availability requirement, was $5.1 million; the Pledged Account had a zero balance; the Companies’ cash on hand was unrestricted; and no loan was outstanding.)

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

In the first half of fiscal 2003, the Company drew on the revolving loan facility under the Financing Agreement to meet its peak working capital requirements. Interest is payable monthly based on a 360-day year at the prime rate or at two percent plus the LIBOR rate on a per annum basis, at the borrower’s option.

The Company’s obligation to pay customs duties on merchandise imports was collateralized by an unsecured surety bond for $1.5 million during the first half of fiscal 2002. The tightening market for surety bonds has made it necessary for the Company to support the surety bond with a standby letter of credit under the Financing Agreement in the amount of $0.5 million.

Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company’s domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor. The availability of trade credit depends on the Company’s liquidity in general and the amount of its cash and cash equivalents and borrowing capacity under the Financing Agreement in particular.

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

Principal Contractual Obligations and Certain Other Commercial Commitments

The principal contractual obligations of the Company and certain other commercial commitments at August 2, 2003 (see, also “Critical Accounting Policies – Incurred But Not Reported Claims For Personal Injuries and Medical Benefits”) are summarized in the following charts:

	Payments Due by Period (000's omitted)
Principal Contractual Obligations	Item Total (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Fixture Sale and Lease Back	$5,908	$1,561	$3,544	$803	$0
Distribution Center Mortgage	4,259	609	1,387	1,648	615
Call Center Capital Lease	836	471	365	0	0
Distribution Center Note	162	162	0	0	0
Total	$11,165	$2,803	$5,296	$2,451	$615

	Amount of Commitment Per Period (000's omitted)
Certain Other Commercial Commitments	Item Total (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases	$284,476	$43,715	$75,472	$58,552	$106,737
Trade Letters of Credit*	21,121	21,121	0	0	0
Standby Letters of Credit	5,545	5,545	0	0	0
Total	$311,142	$70,381	$75,472	$58,552	$160,737

*Trade letters of credit support certain Company obligations under purchase orders for merchandise imports for which payment is not yet due. (Other purchase orders are not supported by trade letters of credit.)

Total Cash Requirements

During the first half of fiscal 2003, the Company funded capital expenditures and payments on debt and capital lease obligations from net cash provided from operating activities. The Company believes that its cash on hand and the availability of short-term trade credit and of credit under the Financing Agreement on a revolving basis will be adequate for the next 12 months to meet its cash requirements, including (i) anticipated working capital needs, including seasonal inventory financing, (ii) investing activities, including construction costs for the stores that it is committed to open (see, “Stores”) and (iii) financing activities, including payments due on its principal contractual obligations. The preceding sentence constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

Critical Accounting Policies

Introduction

Financial statements prepared by companies in accordance with generally accepted accounting principles are affected by the policies followed by their managements in preparing them. Some accounting policies require difficult, subjective or complex judgments by corporate management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Among the most important accounting policies of the Company that involve such management judgments are (i) the use of the retail method of accounting for inventory, (ii) the use of estimates of incurred but not reported claims for uninsured damages for personal injuries, for self-insured workers’ compensation benefits and for benefits under the Company’s self-insured medical, dental and prescription plans for its associates, as well as future development costs of reported claims (collectively, “IBNR Claims”) and (iii) determining whether to have a valuation allowance for the Company’s net deferred tax assets and NOL’s.

Inventory

The margins at which the Company’s inventories can be sold are central to its business. In accordance with generally accepted accounting principles, inventories are stated at the lower of cost or market. At August 2, 2003, inventories were stated at $44.9 million. The Company utilizes the retail method, under which a cost-to-price relationship is developed on the basis of original cost as compared to initial retail selling price. The valuation of inventories at cost and the resulting margins are calculated by applying this cost-to-price relationship to the retail value of inventories. Consequently, the use of the retail inventory method results in valuing inventories at lower of cost or market.

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

Permanent markdowns, when taken, reduce both the price and cost components of inventory on hand, which maintains the established cost-to-price relationship. Deferred markdowns can result in an overstatement of inventories under the lower of cost or market principle. Accordingly, at the end of each fiscal quarter, management conducts a thorough review of inventory on hand and, based on its business judgment, may reduce further the carrying value of inventories by recording a markdown reserve for inventory categories with sales performance below expectations and/or unsold quantities in excess of expectations.

Recording a reserve reduces the inventory recorded on the Company’s balance sheet and is charged to the Company’s cost of sales. If inventories, net of reserves, were overestimated at the end of a quarter, assets and income for that quarter would be overstated and margins for the beginning of the next quarter would come in lower. (The opposite would be true if inventories were underestimated.)

Consistency in inventory valuation practices is one of the Company’s important accounting objectives.

The Company’s management believes that the inventory shown on the balance sheets at August 2, 2003 and August 3, 2002 included in the financial statements contained in this Quarterly Report (this “Report”) were properly stated in all material respects, subject to (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) changes in weather patterns, (iii) the seasonality of the retail industry, (iv) risks related to consumer acceptance of the Company’s products, and (v) war risks.

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

In accordance with generally accepted accounting principles, the Company records a liability for IBNR Claims. This liability is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker. (The Company has insurance policies with coverage for personal injury claims but it remains liable for a self-insured retention, which is collateralized by standby letters of credit under the Financing Agreement. The Company is self-insured for most workers’ compensation benefits and for its medical, dental and prescription plans for associates but it has stop loss insurance policies to limit its liability.)

If the outcome of claims made with respect to a fiscal quarter were to exceed the recorded IBNR liability for that quarter, the liabilities on the balance sheet would have been understated and income would have been overstated for the quarter in question. (The opposite would be true if the subsequent outcome were less than the recorded IBNR liability.)

A consistent approach to estimating liability for IBNR Claims reflected in the Company’s balance sheet is one of the Company’s important accounting objectives.

The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ. The use of different estimates or assumptions would change the amount recorded.

The Company’s management believes that the liability for IBNR Claims reflected in the balance sheets at August 2, 2003 and August 3, 2002 included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of greater than anticipated inflation in medical costs.

Tax Valuation Allowance

In the fourth quarter of fiscal 2002, the Company recorded a $7.3 million non-cash charge to establish a valuation allowance for its net deferred tax assets and NOL’s. The tax valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which places primary importance on the Company’s operating results in the most recent three-year period when assessing the need for a tax valuation allowance. The Company’s cumulative loss in the three-year period, including the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require a full tax valuation allowance under the provisions of SFAS No. 109. In the first half of fiscal 2003 the tax valuation allowance was increased by $4.0 million.

The Company intends to maintain a valuation allowance for its net deferred tax assets and NOL’s until management determines that sufficient positive evidence regarding operating results exists to support reversal of the allowance remaining at that time. A reversal of the tax valuation allowance would improve the Company’s net income/loss. Accordingly, whether to continue a tax valuation allowance is one of the Company’s important accounting matters.

Private Label Credit Cards Issued By The Bank

The Company and World Financial Network National Bank (the “Bank”) are parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (as amended, the “Credit Card Program Agreement”).

Under the Credit Card Program Agreement, the Bank issues credit cards to Company customers who apply to the Bank. Net credit transaction volume with the Bank increased to $55.1 million in the first half of fiscal 2003 from $52.1 million in the first half of fiscal 2002. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company’s AVENUE® service mark and the Bank’s name. The credit cards are used only for merchandise and services offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

In accordance with generally accepted accounting principles, the Company does not include the receivable asset created under the Credit Card Program Agreement in the Company’s accounts receivable on its balance sheets because the Company has no interest in the customer accounts or receivables and, depending on the circumstances, might not purchase the accounts from the Bank upon the expiration of the contractual term. In this connection, it should be noted that the Credit Card Program Agreement states that (i) the Bank is the sole and exclusive owner of all customer accounts, (ii) the Company has no interest in the customer accounts and (iii) the Bank is the creditor in respect of receivables (defined in the Credit Card Program Agreement as amounts owed with respect to retail purchases, finance charges, deferred finance charges, other fees and charges for sales tax). Receivables as defined in the Credit Card Program Agreement were $75.0 million at August 2, 2003 and $74.0 million at August 3, 2002.

As to the Company’s statements of operations, general, administrative and store operating expenses were offset in part by premiums received from the Bank of $1.8 million in the first half of fiscal 2003 and $1.0 million in the first half of fiscal 2002. The increase in premiums from the Bank was due to an increase in customer fees paid to the Bank.

The credit card program premium (or discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank based on the volume of credit card program processing activities performed by the Bank.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program, which, for up to the first $85 million of receivables, means the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points to be reset every three months (the published CMT rate was 1.31% per annum at August 2, 2003), with the CMT rate not to be more than 6.75% per annum and not to be less than 5.00% per annum for the purpose of this calculation. (The Bank’s receivables for the program were less than $85 million at August 2, 2003, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

When the Credit Card Program Agreement expires, currently scheduled for February 28, 2007, the Company shall have the right to purchase the customer accounts from the Bank for a price equal to the receivables. Also, the Bank shall have the right to sell the customer accounts to the Company at that price if the Company decides to commence a private label credit card program on its own or through another issuer of credit cards. When the Credit Card Program Agreement is about to expire without being renewed, the Company is likely to submit requests for proposals to other banks that issue private label credit cards to retailers’ customers and to use the banks’ proposals to evaluate a continuation of the private label credit card program. There is no assurance, however, that other banks would make proposals to continue the program on terms satisfactory to the Company or that the Company could finance a program on its own without bank support.

Stores

The Company leased 544 stores at August 2, 2003, of which 413 stores were in strip shopping centers, 106 stores were in malls, 19 stores were in downtown shopping districts and 6 stores were in outlet malls. Retail selling space was approximately 2.4 million square feet both at August 2, 2003 and August 3, 2002.

In the first half of fiscal 2003, the Company closed 11 stores and opened two stores. Management believes that 15-25 stores will be closed during the entire fiscal year, principally as a result of routine lease maintenance. Store closings generally take place at lease expiration. The Company intends to lease and open five new stores during fiscal 2003 as a whole. Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. This paragraph includes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization of property and equipment relate principally to assets in stores and were $6.3 million in the first half of fiscal 2003 and $6.1 million in the first half of fiscal 2002.

E-Commerce

The Company has an Internet site (www.avenue.com) that sells the Company’s proprietary brands, AVENUE® apparel and accessories, AVENUE BODY® lingerie and CLOUDWALKERS® footwear. The Company has an e-commerce fulfillment operation at its national distribution center in Troy, Ohio.

Suspension of Catalog Operations

The Company mailed AVENUE catalogs from September 2000 to March 2003, when the Company suspended catalog operations indefinitely.

During the second quarter of fiscal 2003, the catalog and internet operations incurred an operating loss before unallocated corporate expenses and net interest expense of approximately $0.4 million compared with approximately $1.4 million during the second quarter of the previous year. Such losses were approximately $1.1 million and approximately $2.3 million in the third and fourth quarters of fiscal 2002, respectively.

Stock Repurchases

The Company did not repurchase shares of its own stock in the first half of fiscal 2003. The Company has no plans to repurchase shares of its own stock at present except with trust funds under the Company’s Supplemental Retirement Savings Plan to satisfy obligations that may arise under that plan to invest a portion of participants’ accounts in Company stock.

Seasonality

The fourth quarter of the fiscal year generally has higher sales for the Company than other quarters.

Corporate Acquisition Reviews

As a matter of routine, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

Future Results

The Company cautions that any forward-looking statements (as such term is defined in the Reform Act) contained in this Report or otherwise made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, could affect the Company’s actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: war risk; changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the seasonality of the retail industry; risks related to consumer acceptance of the Company’s products and the ability to develop new merchandise; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company’s manufacturers to deliver products in a timely manner; and political instability and other risks associated with foreign sources of production.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold or issue financial instruments for trading purposes. Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material. See, however, (i) the seventh paragraph under the caption ““Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Liquidity Sources” regarding the variable interest rate payable on revolving loans to the Companies and (ii) the penultimate paragraph under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Private Label Credit Cards Issued By The Bank” for a discussion of the cost of funds associated with the credit cards that are co-branded with the Company’s AVENUE® service mark and the name of the issuer of the cards, World Financial Network National Bank.

ITEM 4. CONTROLS AND PROCEDURES

  The Company performed an evaluation, in which the Company's Chief Executive Officer and Chief Financial Officer participated, of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-14(c)) with respect to information required to be disclosed by the Company ("Disclosures") in filings with the Securities and Exchange Commission (the "Commission"). The Company's disclosure controls and procedures are designed to provide reasonable assurance that the disclosure controls and procedures will meet their objectives. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that, as of August 2, 2003, these controls and procedures provided reasonable assurance that Disclosures are (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission's rules and forms.
  During the second quarter of fiscal 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 11th Annual Meeting of Stockholders (the “Meeting”) was held on May 29, 2003.

(c)	(i) The Meeting elected all the directors of the Company for terms ending at the 12th Annual Meeting of Stockholders, by the following vote:

Name	For	Withhold Authority to Vote
Joseph A. Alutto	10,806,235	1,578,493
Raphael Benaroya	10,575,728	1,809,000
Joseph Ciechanover	10,806,235	1,578,493
Michael Goldstein	11,409,735	974,993
Ilan Kaufthal	11,409,735	974,993
Vincent P. Langone	10,806,235	1,578,493
George R. Remeta	11,409,735	974,993
Richard W. Rubenstein	11,234,966	1,149,762

                    (ii) The Meeting approved the adoption of the 2003 Stock Option Plan by a vote of 11,239,015 FOR, 1,081,438 AGAINST and 64,275 ABSTAIN.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed herewith:

Number	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998,between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
21	Subsidiaries of the Corporation
31	Certifications pursuant to Section 302

The following exhibit is furnished herewith:

Number	Description
32	Certifications pursuant to Section 906

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendments to Restated Supplemental Retirement Savings Plan

The 2003 Stock Option Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation’s Annual Report on Form 10-K, as amended, for the year ended February 1, 2003 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-laws of the Corporation
10.1	Amendment, dated January 31, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")
10.2*	Amendment to Restated Supplemental Retirement Savings Plan

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 2, 2002 are incorporated herein by reference:

Number In Filing	Description
10.1*	Amendment, dated December 6, 2002, to Benaroya Employment Agreement
10.2*	Amendment, dated December 6, 2002, to Remeta Employment Agreement
10.3*	Amendment, dated December 6, 2002, to Carroll Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated August 2, 2002, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT
10.2*	Amendment to Restated Supplemental Retirement Savings Plan
10.3	Purchase and Sale Agreement, dated as of July 1, 2002, between Raphael Benaroya and the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 is incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated August 20, 2002, to Benaroya Employment Agreement

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended February 2, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated April 5, 2002, to Private Label Credit Card Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank ("Private Label Credit Card Program Agreement")
10.2	Amendment, dated December 29, 1999, to Private Label Credit Card Program Agreement
10.3	Amendment, dated August 19, 1999, to Private Label Credit Card Program Agreement
10.4*	Letter, dated March 1, 2002, from the Corporation to Raphael Benaroya with respect to the cost of living adjustment under the Benaroya Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated November 29, 2001, to Benaroya Employment Agreement
10.2*	Amendment, dated November 29, 2001, to Remeta Employment Agreement
10.3*	Amendment, dated November 29, 2001, to Carroll Employment Agreement
10.4*	Summary Plan Description for United Retail Group, Inc. Incentive Compensation Program for Executives
10.5	Amendment, dated October 1, 2001, to Private Label Credit Card Program Agreement(Confidential portions filed separately with the Secretary of the Commission)
10.6*	Promissory note, dated November 30, 2001, from Raphael Benaroya to the Corporation (paid as of July 1, 2002)

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 4, 2001 is incorporated herein by reference:

Number in Filing	Description
10.1*	Restated Stock Appreciation Rights Plan

The 2001 Stock Option Plan set forth as an appendix to the Corporation’s proxy statement on Schedule 14A for its 2001 annual meeting of stockholders is incorporated herein by reference.*

The following exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-44868) is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated August 21, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 28, 2000 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated August 18, 2000, to Benaroya Employment Agreement
10.2*	Amendment, dated August 18, 2000, to Carroll Employment Agreement

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

Number in Filing	Description
10.2	Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT ("Financing Agreement")
10.3	Amendment, dated January 31, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated October 6, 1999, to Financing Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K, filed September 23, 1999, is incorporated herein by reference:

Number in Filing	Description
3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

The stockholders’ rights plan filed as the exhibit to the Corporation’s Registration Statement on Form 8-A, dated September 15, 1999, is incorporated herein by reference.

The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 30, 1999 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated March 29, 1999, to Financing Agreement

The 1999 Stock Option Plan set forth as the Appendix to the Corporation’s proxy statement on Schedule 14A for its 1999 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.2*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

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

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 are incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement
10.2*	Amendment to Restated Supplemental Retirement Savings Plan

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

Number in Filing	Description
10.1*	Restated Supplemental Retirement Savings Plan

The following exhibits to the Corporation’s Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

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

        *A compensatory plan for the benefit of the Corporation’s management or a management contract.

(b)  The Company filed Current Reports on Form 8-K:

  on May 14, 2003, to furnish summary financial information for the first quarter of fiscal 2003; and
  on May 19, 2003, to announce the suspension of the program to repurchase Company stock, except with respect to possible purchases by the Company's Supplemental Retirement Savings Plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RETAIL GROUP,INC. (Registrant)
Date: September 4, 2003	By:/s/GEORGE R. REMETA George R. Remeta Vice Chairman of the Board and Chief Administrative Officer - Authorized Signatory

By:/s/JON GROSSMAN Jon Grossman Vice President-Finance and Chief Accounting Officer

EXHIBIT INDEX

(a)     The following exhibits are filed herewith:

Number	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998,between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
21	Subsidiaries of the Corporation
31	Certifications pursuant to Section 302

The following exhibit is furnished herewith:

Number	Description
32	Certifications pursuant to Section 906

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendments to Restated Supplemental Retirement Savings Plan

The 2003 Stock Option Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation’s Annual Report on Form 10-K, as amended, for the year ended February 1, 2003 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-laws of the Corporation
10.1	Amendment, dated January 31, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")
10.2*	Amendment to Restated Supplemental Retirement Savings Plan

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 2, 2002 are incorporated herein by reference:

Number In Filing	Description
10.1*	Amendment, dated December 6, 2002, to Benaroya Employment Agreement
10.2*	Amendment, dated December 6, 2002, to Remeta Employment Agreement
10.3*	Amendment, dated December 6, 2002, to Carroll Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated August 2, 2002, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT
10.2*	Amendment to Restated Supplemental Retirement Savings Plan
10.3	Purchase and Sale Agreement, dated as of July 1, 2002, between Raphael Benaroya and the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 is incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated August 20, 2002, to Benaroya Employment Agreement

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended February 2, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated April 5, 2002, to Private Label Credit Card Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank ("Private Label Credit Card Program Agreement")
10.2	Amendment, dated December 29, 1999, to Private Label Credit Card Program Agreement
10.3	Amendment, dated August 19, 1999, to Private Label Credit Card Program Agreement
10.4*	Letter, dated March 1, 2002, from the Corporation to Raphael Benaroya with respect to the cost of living adjustment under the Benaroya Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated November 29, 2001, to Benaroya Employment Agreement
10.2*	Amendment, dated November 29, 2001, to Remeta Employment Agreement
10.3*	Amendment, dated November 29, 2001, to Carroll Employment Agreement
10.4*	Summary Plan Description for United Retail Group, Inc. Incentive Compensation Program for Executives
10.5	Amendment, dated October 1, 2001, to Private Label Credit Card Program Agreement(Confidential portions filed separately with the Secretary of the Commission)
10.6*	Promissory note, dated November 30, 2001, from Raphael Benaroya to the Corporation (paid as of July 1, 2002)

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 4, 2001 is incorporated herein by reference:

Number in Filing	Description
10.1*	Restated Stock Appreciation Rights Plan

The 2001 Stock Option Plan set forth as an appendix to the Corporation’s proxy statement on Schedule 14A for its 2001 annual meeting of stockholders is incorporated herein by reference.*

The following exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-44868) is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated August 21, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 28, 2000 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated August 18, 2000, to Benaroya Employment Agreement
10.2*	Amendment, dated August 18, 2000, to Carroll Employment Agreement

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

Number in Filing	Description
10.2	Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT ("Financing Agreement")
10.3	Amendment, dated January 31, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated October 6, 1999, to Financing Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K, filed September 23, 1999, is incorporated herein by reference:

Number in Filing	Description
3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

The stockholders’ rights plan filed as the exhibit to the Corporation’s Registration Statement on Form 8-A, dated September 15, 1999, is incorporated herein by reference.

The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 30, 1999 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated March 29, 1999, to Financing Agreement

The 1999 Stock Option Plan set forth as the Appendix to the Corporation’s proxy statement on Schedule 14A for its 1999 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.2*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

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

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 1997 are incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement
10.2*	Amendment to Restated Supplemental Retirement Savings Plan

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

Number in Filing	Description
10.1*	Restated Supplemental Retirement Savings Plan

The following exhibits to the Corporation’s Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

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

        *A compensatory plan for the benefit of the Corporation’s management or a management contract.