Form 10-Q
period 2003-11-01
UNITED RETAIL GROUP INC/DE
filed 2003-12-10
CIK 881905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

As of November 1, 2003, 12,937,304 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right, were outstanding. The units are referred to herein as “shares.”

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	ASSETS	November 1, 2003 (Unaudited)	February 1, 2003	November 2, 2002 (Unaudited)
Current Assets:
Cash and cash equivalents		$16,557	$17,540	$17,584
Accounts receivable		2,891	2,994	3,677
Inventory		61,847	61,569	70,080
Prepaid rents		4,953	4,972	5,002
Other prepaid expenses		2,575	2,290	3,227
Total current assets		88,823	89,365	99,570

Property and equipment, net		79,682	87,720	89,270
Deferred charges and other intangible assets, net of accumulated amortization of $373, $325 and $2,809		510	557	6,184
Deferred income taxes		-	-	2,106
Other assets		1,368	1,667	1,808
Total Assets		$170,383	$179,309	$198,938

	LIABILITIES
Current liabilities:
Short-term distribution center financing		$622	$1,220	$1,439
Short-term capital leases		2,067	1,963	1,742
Accounts payable and other		34,081	26,596	30,239
Disbursement accounts		10,391	11,922	11,689
Accrued expenses		23,704	22,023	21,048
Deferred income taxes		-	-	743
Total current liabilities		70,865	63,724	66,900

Long-term distribution center financing		3,490	3,961	4,112
Long-term capital leases		4,172	5,764	6,123
Other long-term liabilities		7,804	6,865	6,803
Total liabilities		86,331	80,314	83,938
	STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock
$.001 par value; authorized 150,000; none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,248,200 shares;
outstanding 12,937,304 shares		14	14	14
Additional paid-in capital		83,696	83,601	83,524
Retained earnings		8,018	23,056	39,138
Treasury stock (1,310,896 shares) at cost		(7,676)	(7,676)	(7,676)
Total stockholders' equity		84,052	98,995	115,000
Total liabilities and stockholders' equity		$170,383	$179,309	$198,938

The accompanying notes are an integral part of the Consolidated Financial Statements

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	$88,535	$97,019	$294,855	$326,267

Cost of goods sold, including
buying and occupancy costs	70,732	79,693	233,212	257,091

Gross profit	17,803	17,326	61,643	69,176

General, administrative and
store operating expenses	23,642	25,013	75,638	79,168

Operating loss	(5,839)	(7,687)	(13,995)	(9,992)

Interest expense, net	250	211	714	599

Loss before income taxes	(6,089)	(7,898)	(14,709)	(10,591)

Benefit from income taxes	(2,570)	(2,666)	(6,378)	(3,596)
Provision for the valuation allowance
for the net deferred tax assets	2,728	-	6,707	-

Net loss	($6,247)	($5,232)	($15,038)	($6,995)

Net loss per share
Basic	($0.48)	($0.40)	($1.16)	($0.53)
Diluted	($0.48)	($0.40)	($1.16)	($0.53)

Weighted average number of
shares outstanding
Basic	12,937,304	12,937,304	12,937,304	13,082,989
Common stock equivalents
(stock options)	-	-	-	-
Diluted	12,937,304	12,937,304	12,937,304	13,082,989

The accompanying notes are an integral part of the Consolidated Financial Statements

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 1, 2003	November 2, 2002
Cash Flows From Operating Activities:
Net loss	($15,038)	($6,995)
Adjustments to reconcile net loss to net cash
provided from operating activities:
Depreciation and amortization of property and equipment	9,456	9,194
Amortization of deferred charges and other
intangible assets	384	448
Loss on disposal of assets	393	356
Deferred compensation	95	234
Provision for deferred income taxes	-	(602)
Deferred lease assumption revenue amortization	(25)	(108)
Changes in operating assets and liabilities:
Accounts receivable	103	(2,222)
Income taxes	1,347	(1,153)
Inventory	(278)	(8,287)
Accounts payable and accrued expenses	6,177	10,774
Prepaid expenses	(266)	(805)
Other assets and liabilities	901	923
Net Cash Provided from Operating Activities	3,249	1,757

Investing Activities:
Capital expenditures	(1,811)	(10,108)
Deferred payment for property and equipment	136	534

Net Cash Used in Investing Activities	(1,675)	(9,574)

Financing Activities
Repayments of long-term debt	(1,069)	(1,065)
Payments on capital lease obligations	(1,488)	(1,303)
Issuance of short-term debt	290	-
Repayments of short-term debt	(290)	-
Issuance of loans to officers	-	(52)
Proceeds from exercise of stock options	-	49
Other	-	(40)

Net Cash Used in Financing Activities	(2,557)	(2,411)

Net decrease in cash and cash equivalents	(983)	(10,228)
Cash and cash equivalents, beginning of period	17,540	27,812
Cash and cash equivalents, end of period	$16,557	$17,584

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

The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s 2002 Annual Report and 2002 Form 10-K, as amended. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary (which are of a normal recurring nature) to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

Certain prior year balances have been reclassified to conform with the current year presentation.

2. Net Loss Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic shares because for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002, the effect of stock options is anti-dilutive.

Options to purchase shares of common stock which were not included in the computation of diluted per share data were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Options	1,707,872	1,671,172	1,773,872	916,872
Range of option prices per share	$3.25-$15.13	$5.13-$15.13	$3.03-$15.13	$7.19-$15.13

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees” (Opinion No. 25) and has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting For Stock-Based Compensation” (SFAS No. 123). Under Opinion No. 25, compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. In accordance with Opinion No. 25, compensation expense is recorded ratably over the five-year vesting period of the options.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands except for loss per share amounts)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Reported net loss	($6,247)	($5,232)	($15,038)	($6,995)
Add back: Compensation expense	-	77	95	233
Deduct: Total stock-based
employee compensation
expense determined under fair
value based method for all
awards, net of related tax effects	(61)	(246)	(229)	(717)

Pro forma net loss	($6,308)	($5,401)	($15,172)	($7,479)

Loss per share:
Basic - as reported	($0.48)	($0.40)	($1.16)	($0.53)
Basic - pro forma	($0.49)	($0.42)	($1.17)	($0.57)

Diluted - as reported	($0.48)	($0.40)	($1.16)	($0.53)
Diluted - pro forma	($0.49)	($0.42)	($1.17)	($0.57)

3. Financing Arrangements

In 1993, the Company executed a ten-year $7.0 million note bearing interest at 7.3%. Interest and principal are payable in equal monthly installments beginning November 1993. The note was paid in full as of October 2003.

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

At November 1, 2003, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $11.7 million, no balance was in the pledged account, the aggregate outstanding amount of letters of credit, including $5.5 million of standby letters of credit, arranged by CIT was $28.3 million and no loan had been drawn down. The Company’s cash on hand was unrestricted.

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

4. Income Taxes

The provision for (benefit from) income taxes consists of (dollars in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Currently payable:
Federal	$ -	($3,087)	$ -	($3,243)
State	158	83	329	249
	158	(3,004)	329	(2,994)

Deferred:
Federal	-	279	-	(495)
State	-	59	-	(107)
	-	338	-	(602)
	$158	($2,666)	$329	($3,596)

Reconciliation of the provision for (benefit from) income taxes from the U.S. Federal statutory rate to the Company’s effective rate is as follows (dollars in thousands):

	Thirteen Weeks Ended
	November 1, 2003		November 2, 2002
Tax at Federal rate	($2,131)	(35.0%)	($2,764)	(35.0%)
State income taxes, net of
Federal benefit	54	0.9%	92	1.1%
Benefit from state net operating
losses ("NOL's)	(500)	(8.2%)	-	-
Other	7	0.1%	6	0.1%
Sub-total	($2,570)	(42.2%)	($2,666)	(33.8%)

Deferred tax valuation allowance	2,728	44.8%	-	-

	$158	2.6%	($2,666)	(33.8%)

	Thirty-Nine Weeks Ended
	November 1, 2003		November 2, 2002
Tax at Federal rate	($5,148)	(35.0%)	($3,707)	(35.0%)
State income taxes, net of
federal benefit	(51)	(0.3%)	92	0.8%
Benefit from state operating
losses ("NOL's)	(1,200)	(8.2%)	-	-
Other	21	0.1%	19	0.2%
Sub-total	($6,378)	(43.4%)	($3,596)	(34.0%)

Deferred tax valuation allowance	6,707	45.6%	-	-

	$329	2.2%	($3,596)	(34.0%)

Significant components of the Company's net deferred tax assets as of November 1, 2003 are summarized below (dollars in thousands):

Net current asset:
Inventory	$746
Accruals and reserves	564
Prepaid rent	(691)
Sub-total	$619

Net long-term asset:
Federal NOL	$7,333
State NOL's	4,174
Accruals and reserves	3,517
Compensation	601
Depreciation	(2,287)
Sub-total	$13,338

Total net deferred tax asset before valuation allowance	13,957

Valuation allowance	(13,957)

Net deferred tax asset	$ -

The Company recorded a $7.3 million charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards in the fourth quarter of fiscal 2002. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), which places primary importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s cumulative loss in the three-year period, which included the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require a full valuation allowance under the provisions of SFAS No. 109.

The Company recorded additional valuation allowances in the first, second and third quarters of fiscal 2003 of $2.1 million, $1.9 million and $2.7 million, respectively. Accordingly, the valuation allowance as of November 1, 2003 is $14.0 million. The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

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

In addition, on May 1, 2003, a suit in California Superior Court styled Erik Stanford vs. United Retail Incorporated was served on the Company by a former manager in California. The suit is purportedly a class action on behalf of certain current and former associates in California in the past four years.

The plaintiff asserts state wage and hour claims.

Based on a preliminary factual review, management believes there are meritorious procedural defenses available that the plaintiff does not adequately represent the classes identified in the lawsuit. The Company intends to vigorously oppose class certification. Nevertheless, successful procedural defenses might not be dispositive of all the claims if a more adequate class representative replaced Mr. Stanford in the case.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter Of Fiscal 2003 Versus Third Quarter Of Fiscal 2002

Net sales for the third quarter of fiscal 2003 decreased 8.7% from the third quarter of fiscal 2002, to $88.5 million from $97.0 million from a decrease in units sold. Comparable store sales for the third quarter of fiscal 2003 decreased 7.1%. (Comparable store sales are at stores that were open at least 12 months; this measure of sales performance is commonly used by specialty retail industry analysts.) Average stores open decreased from 555 to 545. See, “Stores.” Internet and catalog (“Shop @ Home”) sales declined to $1.0 million in the third quarter of fiscal 2003 from $1.9 million in the third quarter of fiscal 2002, primarily from the suspension of catalog mailings. See, “Suspension of Catalog Operations.”

Gross profit increased to $17.8 million in the third quarter of fiscal 2003 from $17.3 million in the third quarter of fiscal 2002, increasing as a percentage of net sales to 20.1% from 17.9%. Gross profit as a percentage of net sales increased principally because of higher merchandise margins. Gross profit levels in the future will be subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses decreased to $23.6 million in the third quarter of fiscal 2003 from $25.0 million in the third quarter of fiscal 2002. As a percentage of net sales, general, administrative and store operating expenses increased to 26.7% from 25.8% principally because of a higher store payroll percentage resulting from lower net sales.

The Company incurred operating losses of $5.8 million in the third quarter of fiscal 2003 and $7.7 million in the third quarter of the previous year.

Net interest expense was $0.3 million in the third quarter of fiscal 2003 compared with $0.2 million in the third quarter of fiscal 2002, principally as a result of lower interest rates on cash balances.

The Company had a provision for income taxes of $0.2 million in the third quarter of fiscal 2003 and a benefit from income taxes of $2.7 million in the third quarter of fiscal 2002.

In the fourth quarter of fiscal 2002, the Company established a valuation allowance for all its net deferred tax assets, including its net operating loss carryforwards. In the third quarter of fiscal 2003, the tax valuation allowance was increased by $2.7 million.

The Company incurred net losses of $6.2 million in the third quarter of fiscal 2003 and $5.2 million in the third quarter of fiscal 2002.

See, “Critical Accounting Policies” for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

First 39 Weeks Of Fiscal 2003 Versus First 39 Weeks Of Fiscal 2002

Net sales for the first 39 weeks of fiscal 2003 decreased 9.6% from the first 39 weeks of fiscal 2002, to $294.9 million from $326.3 million from a decrease in units sold. Comparable store sales for the first 39 weeks of fiscal 2003 decreased 8.7%. Average stores open decreased from 555 to 547. Shop @ Home sales declined to $3.7 million in the first 39 weeks of fiscal 2003 from $6.1 million in the first 39 weeks of fiscal 2002, primarily from the suspension of catalog mailings.

Gross profit was $61.6 million in the first 39 weeks of fiscal 2003 compared with $69.2 million in the first 39 weeks of fiscal 2002, decreasing as a percentage of net sales to 20.9% from 21.2%. Gross profit as a percentage of net sales decreased principally because occupancy costs were negatively leveraged by the decline of net sales.

General, administrative and store operating expenses decreased to $75.6 million in the first 39 weeks of fiscal 2003 from $79.2 million in the first 39 weeks of fiscal 2002. As a percentage of net sales, however, general, administrative and store operating expenses increased to 25.7% from 24.3% principally because of a higher store payroll percentage resulting from lower net sales.

The Company incurred operating losses of $14.0 million in the first 39 weeks of fiscal 2003 and $10.0 million in the first 39 weeks of the previous year.

Net interest expense was $0.7 million in the first 39 weeks of fiscal 2003 and $0.6 million in the first 39 weeks of fiscal 2002, principally as a result of lower interest rates on cash balances.

The Company had a provision for income taxes of $0.3 million in the first 39 weeks of fiscal 2003 and a benefit from income taxes of $3.6 million in the first 39 weeks of fiscal 2002.

In the fourth quarter of fiscal 2002, the Company established a valuation allowance for all its net deferred tax assets. In the first 39 weeks of fiscal 2003, the tax valuation allowance was increased by $6.7 million.

The Company incurred net losses of $15.0 million in the first 39 weeks of fiscal 2003 and $7.0 million in the first 39 weeks of fiscal 2002.

November Sales

Net sales for the month of November 2003 decreased 7% from November 2002 to $30.9 million from $33.2 million. Comparable store sales for the month decreased 4.3%.

Liquidity and Capital Resources

Cash Flow

Net cash provided from operating activities increased to $3.2 million in the first 39 weeks of fiscal 2003 from $1.8 million in the first 39 weeks of fiscal 2002. The increase resulted principally from a smaller increase in inventory ($0.3 million in the first 39 weeks of fiscal 2003 versus $8.3 million in the first 39 weeks of fiscal 2002), an income tax refund (a $1.4 million refund in the first 39 weeks of fiscal 2003 versus a $1.2 million reduction in the tax liability in the first 39 weeks of fiscal 2002) and a decrease in accounts receivable (a $0.1 million decrease in the first 39 weeks of fiscal 2003 versus a $2.2 million increase in the first 39 weeks of fiscal 2002) partially offset by a larger net loss ($15.0 million in the first 39 weeks of fiscal 2003 versus $7.0 million in the first 39 weeks of fiscal 2002) and a smaller increase in accounts payable and accrued expenses (a $6.2 million increase in the first 39 weeks of fiscal 2003 versus a $10.8 million increase in the first 39 weeks of fiscal 2002).

Capital expenditures were $1.8 million in the first 39 weeks of fiscal 2003 and $10.1 million in the first 39 weeks of fiscal 2002, principally because the Company opened only four new stores in the first 39 weeks of fiscal 2003 compared with the 18 stores that were opened during the comparable period in fiscal 2002 (see, “Stores”).

Capital Expenditure Budget

Capital expenditures are projected to be approximately $3.0 million for fiscal 2003, of which $1.8 million was incurred in the first 39 weeks, and approximately $4.5 million for fiscal 2004. The largest category of capital expenditures has been new store construction. See, “Stores.” This paragraph constitutes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and is subject to the uncertainties and other risk factors referred to under the Caption “Future Results.”

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents were $16.6 million at November 1, 2003 compared with $17.6 million at November 2, 2002. Cash and cash equivalents were $17.5 million at February 1, 2003.

During the first 39 weeks of fiscal 2003, a decrease in inventories was planned. Inventories were stated at $61.8 million at November 1, 2003 compared with $70.1 million at November 2, 2002, principally as a result of fewer units. At February 1, 2003, inventories were stated at $61.6 million. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment decreased to $79.7 million at November 1, 2003 from $89.3 million at November 2, 2002 and $87.7 million at February 1, 2003, principally from depreciation.

Other Liquidity Sources

Import purchases by the Company are made in U.S. dollars, are generally financed by trade letters of credit and constituted approximately 54% of total purchases in fiscal 2002.

United Retail Group, Inc. and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997, as amended (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”). The Financing Agreement provides a revolving line of credit for a term ending August 15, 2005 in the aggregate amount of $40 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. As of November 1, 2003, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $22.8 million and standby letters of credit were outstanding in the amount of $5.5 million, principally in connection with insurance policies issued to the Company.

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

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any financial covenants. (At November 1, 2003, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $11.7 million; the Pledged Account had a zero balance; the Companies’ cash on hand was unrestricted; and no loan was outstanding.)

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

The Company’s obligation to pay customs duties on merchandise imports was collateralized by an unsecured surety bond for $1.5 million during the first 39 weeks of fiscal 2002. The tightening market for surety bonds has made it necessary for the Company to support the surety bond with a standby letter of credit under the Financing Agreement in the amount of $0.5 million.

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

Principal Contractual Obligations and Certain Other Commercial Commitments

The principal contractual obligations of the Company and certain other commercial commitments at November 1, 2003 (see, also “Critical Accounting Policies – Incurred But Not Reported Claims For Personal Injuries and Medical Benefits”) are summarized in the following charts:

	Payments Due by Period (000's omitted)
Principal Contractual Obligations	Item Total (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Fixture Sale and Lease Back	$5,518	$1,589	$3,606	$323	$0
Distribution Center Mortgage	4,112	622	1,417	1,684	389
Call Center Capital Lease	721	478	243	0	0
Total	$10,351	$2,689	$5,266	$2,007	$389

	Amount of Commitment Per Period (000's omitted)
Certain Other Commercial Commitments	Item Total (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Trade Letters of Credit*	$22,790	$22,790	$0	$0	$0
Standby Letters of Credit	5,545	5,545	0	0	0
Operating Leases	280,393	43,563	75,118	58,183	103,529
Total	$308,728	$71,898	$75,118	$58,183	$103,529

*Trade letters of credit support certain Company obligations under purchase orders for merchandise imports for which payment is not yet due. (Other purchase orders are not supported by trade letters of credit.)

Total Cash Requirements

During the first 39 weeks of fiscal 2003, the Company funded net cash used in investing activities, repayments of long term debt and payments on capital lease obligations from net cash provided from operating activities and a reduction in cash and cash equivalents. The Company believes that its cash on hand and the availability of short-term trade credit and of credit under the Financing Agreement on a revolving basis will be adequate for the next 12 months to meet its cash requirements, including (i) anticipated working capital needs, including seasonal inventory financing, (ii) investing activities, including construction costs for the stores that it plans to open (see, “Stores”) and (iii) financing activities, including payments due on its principal contractual obligations. The preceding sentence constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

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

Inventory

The margins at which the Company’s inventories can be sold are central to its business. In accordance with generally accepted accounting principles, inventories are stated at the lower of cost or market. At November 1, 2003, inventories were stated at $61.8 million. The Company utilizes the retail method, under which a cost-to-price relationship is developed on the basis of original cost as compared to initial retail selling price. The valuation of inventories at cost and the resulting margins are calculated by applying this cost-to-price relationship to the retail value of inventories. Consequently, the use of the retail inventory method results in valuing inventories at lower of cost or market.

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

The Company’s management believes that the inventory shown on the balance sheets at November 1, 2003 and November 2, 2002 included in the financial statements contained in this Quarterly Report (this “Report”) were properly stated in all material respects, subject to (i) changes in consumer spending patterns, consumer preferences and overall economic conditions, (ii) changes in weather patterns, (iii) the seasonality of the retail industry, (iv) risks related to consumer acceptance of the Company’s products, and (v) war risks.

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

The Company’s management believes that the liability for IBNR Claims reflected in the balance sheets at November 1, 2003 and November 2, 2002 included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of greater than anticipated inflation in medical costs.

Tax Valuation Allowance

In the fourth quarter of fiscal 2002, the Company recorded a $7.3 million charge to establish a valuation allowance for its net deferred tax assets. The tax valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which places primary importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a tax valuation allowance. The Company’s cumulative loss in the three-year period, including the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require a full tax valuation allowance under the provisions of SFAS No. 109. In the first 39 weeks of fiscal 2003 the tax valuation allowance was increased by $6.7 million.

The Company intends to maintain a valuation allowance for its net deferred tax assets until management determines that sufficient positive evidence regarding operating results exists to support reversal of the allowance remaining at that time. A reversal of the tax valuation allowance would improve the Company’s net income/loss. Accordingly, whether to continue a tax valuation allowance is one of the Company’s important accounting matters.

Private Label Credit Cards Issued By The Bank

The Company and World Financial Network National Bank (the “Bank”) are parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (as amended, the “Credit Card Program Agreement”).

Under the Credit Card Program Agreement, the Bank issues credit cards to eligible Company customers who apply to the Bank. Net credit transaction volume with the Bank increased to $82.7 million in the first 39 weeks of fiscal 2003 from $78.6 million in the first 39 weeks of fiscal 2002. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company’s AVENUE® service mark and the Bank’s name. The credit cards are used only for merchandise and services offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

In accordance with generally accepted accounting principles, the Company does not include the receivable asset created under the Credit Card Program Agreement in the Company’s accounts receivable on its balance sheets because the Company has no interest in the customer accounts or receivables and, depending on the circumstances, might not purchase the accounts from the Bank upon the expiration of the contractual term. In this connection, it should be noted that the Credit Card Program Agreement states that (i) the Bank is the sole and exclusive owner of all customer accounts, (ii) the Company has no interest in the customer accounts and (iii) the Bank is the creditor in respect of receivables (defined in the Credit Card Program Agreement as amounts owed with respect to retail purchases, finance charges, deferred finance charges, other fees and charges for sales tax). Receivables as defined in the Credit Card Program Agreement at the close of the last billing cycle in the quarter were $74.1 million at November 1, 2003 and $74.0 million at November 2, 2002.

As to the Company’s statements of operations, general, administrative and store operating expenses were offset in part by premiums received from the Bank of $3.2 million in the first 39 weeks of fiscal 2003 and $2.3 million in the first 39 weeks of fiscal 2002. The increase in premiums from the Bank was primarily due to an increase in customer fees paid to the Bank.

The credit card program premium (or discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank based on the volume of credit card program processing activities performed by the Bank.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program, which, for up to the first $85 million of receivables, means the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points to be reset every three months (the published CMT rate was 1.31% per annum at November 1, 2003), with the CMT rate not to be more than 6.75% per annum and not to be less than 5.00% per annum for the purpose of this calculation. (The Bank’s receivables for the program were less than $85 million at November 1, 2003, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

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

Stores

The Company leased 545 stores at November 1, 2003, of which 415 stores were in strip shopping centers, 105 stores were in malls, 19 stores were in downtown shopping districts and six stores were in outlet malls. Retail selling space was approximately 2.4 million square feet both at November 1, 2003 and November 2, 2002.

In the first 39 weeks of fiscal 2003, the Company closed 12 stores and opened four stores. Management believes that a total of approximately 25 stores will be closed during the entire fiscal year, principally as a result of routine lease maintenance. Store closings generally take place at lease expiration. The Company intends to lease and open one new store during the fourth quarter of fiscal 2003 and approximately five new stores during fiscal 2004. Start-up costs will be expensed but are not expected to have a material effect on general, administrative and store operating expenses. This paragraph includes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

Substantially all the construction cost of new stores has been capitalized. Depreciation and amortization of property and equipment relate principally to assets in stores and were $9.5 million in the first 39 weeks of fiscal 2003 and $9.2 million in the first 39 weeks of fiscal 2002.

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

During the third quarter of fiscal 2003, the Internet operation incurred an operating loss before unallocated corporate expenses and net interest expense of approximately $0.1 million compared with a loss of approximately $1.1 million for the catalog and Internet operations during the third quarter of the previous year. The quarterly loss for catalog and Internet operations was approximately $2.3 million in the fourth quarter of fiscal 2002.

Stock Repurchases

The Company did not repurchase shares of its own stock in the first 39 weeks of fiscal 2003. The Company has no plans to repurchase shares of its own stock at present except with trust funds under the Company’s Supplemental Retirement Savings Plan to satisfy obligations that may arise under that plan to invest a portion of participants’ accounts in Company stock.

Seasonality

The fourth quarter of the fiscal year generally had higher sales for the Company than other quarters.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	The Company performed an evaluation, in which the Company’s Chief Executive Officer and Chief Financial Officer participated, of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-14(c)) with respect to information required to be disclosed by the Company (“Disclosures”) in filings with the Securities and Exchange Commission (the “Commission”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that, as of November 1, 2003, these controls and procedures provided reasonable assurance that Disclosures are (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission’s rules and forms.

(b)	During the third quarter of fiscal 2003, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed herewith:

Number	Description
14	Code of Business Ethics adopted December 5, 2003 effective March 31, 2004
31	Certifications pursuant to Section 302

The following exhibit is furnished herewith:

Number	Description
32	Certifications pursuant to Section 906

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998,between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
21	Subsidiaries of the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendments to Restated Supplemental Retirement Savings Plan

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

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 4, 2002 is incorporated herein by reference:

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

(b)   The Company filed a Current Report on Form 8-K on August 12, 2003, to furnish summary financial information for the second quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED RETAIL GROUP,INC. (Registrant)
Date: December 10, 2003	By:/s/GEORGE R. REMETA George R. Remeta Vice Chairman of the Board and Chief Administrative Officer - Authorized Signatory

By:/s/JON GROSSMAN Jon Grossman Vice President-Finance and Chief Accounting Officer

EXHIBIT INDEX

(a)   The following exhibits are filed herewith:

Number	Description
14	Code of Business Ethics adopted December 5, 2003 effective March 31, 2004
31	Certifications pursuant to Section 302

The following exhibit is furnished herewith:

Number	Description
32	Certifications pursuant to Section 906

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998,between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
21	Subsidiaries of the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendments to Restated Supplemental Retirement Savings Plan

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

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 4, 2002 is incorporated herein by reference:

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