Form 10-K
period 2004-01-31
UNITED RETAIL GROUP INC/DE
filed 2004-04-22
CIK 881905

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “1934 Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES___X___ NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the 1934 Act).

YES _______ NO ___X___

On April 22, 2004, the aggregate market value of the voting and non-voting common equity of the registrant (the “Corporation” also referred to herein, together with its subsidiaries, as the “Company”) held by non-affiliates of the registrant was approximately $31.2 million computed by reference to the $3.35 price at which the common equity was last sold as of August 1, 2003. For purposes of the preceding sentence only, affiliate status was determined on the basis that all stockholders of the registrant are non-affiliates except the two non-institutional stockholders who have filed statements with the Securities and Exchange Commission (the “SEC” or the “Commission”) under Section 16(a) of the 1934 Act reporting holdings of 10% or more of the shares outstanding. The holdings of affiliates are based upon the contents of the filed statements.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCYPROCEEDINGS
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

As of April 21, 2004, there were 12,937,304 shares of the registrant’s common stock, $.001 par value per share, outstanding. One Stock Purchase Right is attached to each outstanding share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Part III of this Annual Report on Form 10-K (this “Report”) is incorporated herein by reference to the registrant’s proxy statement on Schedule 14A for its 2004 annual meeting of stockholders (the “Proxy Statement”) to be filed with the SEC.

PART I

Item 1.     Business.

Overview

The Company is a leading nationwide specialty retailer featuring fashionable large size women’s apparel, consisting of AVENUE® brand wearing apparel and AVENUE BODY® brand large size undergarments and lingerie, as well as CLOUDWALKERS® brand women’s footwear, AVENUE brand large size women’s hosiery and AVENUE® brand accessories and gifts. Sales in fiscal 2003 (the year ended January 31, 2004), fiscal 2002 (the year ended February 1, 2003) and fiscal 2001 (the year ended February 2, 2002), respectively, were principally of apparel, with none of the other product categories representing 10% or more of sales.

History

United Retail Group, Inc. was incorporated in Delaware in 1987 and completed its initial public offering in 1992. The Company’s current business resulted from an internal reorganization at Limited Brands, Inc. (“The Limited”) in 1987, in which The Limited combined its AVENUE® store group (then operating under the LERNER WOMAN trade name) with the SIZES UNLIMITED store group. Raphael Benaroya, currently the Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., was selected to manage the combined businesses.

Customer Base

The Company serves the mass market in the United States and targets fashion-conscious women between 25 and 55 years of age who wear size 14 or larger apparel. Management believes that the number of women in this age range who wear large size apparel has increased in recent years.

Merchandising and Marketing

Design is an important aspect of the Company’s products. Many AVENUE® and AVENUE BODY® products are custom designed. The Company emphasizes a contemporary brand image and consistency of merchandise quality and fit. The Company often updates its merchandise selections to reflect customer demand and mainstream fashion trends. (The apparel industry is subject to rapidly changing consumer fashion preferences and the Company’s performance depends on its ability to respond quickly to changes in fashion.) The Company offers most of its merchandise at popular or moderate price points and reduces the price of slow moving merchandise until it sells.

The Company exclusively promotes merchandise with its own brands, which the Company believes help to distinguish it from competitors. Through careful brand management, including consistent imaging of its brands, the Company seeks enhanced brand recognition. This paragraph includes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), which is subject to the uncertainties and other risk factors referred to under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Results.”

The Company offers selections of AVENUE® brand casual wear, career apparel, specialty items and accessories. The casual wear assortment includes skirts, pants, jeans, active wear, shirts, T-shirts, jackets and sweaters. Casual wear comprises the majority of the Company’s sales. The career assortment includes slacks, skirts, jackets, soft blouses and dresses.

The Company develops new AVENUE® brand apparel assortments on average four to six times each year.

Accessories include earrings, pins, scarves, necklaces, watches and bags.

The Company maintains an extensive customer database and uses direct mail, credit card statement inserts, and e-mail messages as part of its marketing activities in the belief that shoppers often make tentative purchasing decisions at home.

The Company uses creative merchandise displays, distinctive signage and custom designed packaging to create an attractive store atmosphere.

Channel of Distribution

The Company’s channel of distribution is retail stores, using the AVENUE® trade name, that it leases. Most stores are located in strip shopping centers, where occupancy costs are generally lower than in malls. See, “Properties.” The Company seeks to become a shopping destination instead of relying on traffic in general.

The Company also operates a website at www.avenue.com that sells a selection of the merchandise that is also for sale in the stores. Sales on the website are not included in the Company’s calculation of comparable store sales in different periods.

Merchandise selection is allocated to each store based on many factors, including store location, store profile and sales experience. The Company regularly updates each store’s profile based on selling trends. The Company’s point-of-sale systems gather sales, inventory and other statistical information from each store daily. This information is then used to evaluate and adjust each store’s merchandise mix.

Until March 2003, the Company also mailed catalogs. (The website and the catalog, while it was in existence, are referred to as the “shop@home” business.) The more diverse merchandise assortment and disparate cash flows of the catalog operation compared with the stores led management to treat the shop@home business as a separate channel of distribution in fiscal 2001 and fiscal 2002.

Merchandise Distribution and Inventory Management

Short production schedules and rapid delivery of merchandise from manufacturers reduce business risks arising from changing fashion trends.

The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company’s distribution complex in Troy, Ohio. The Company maintains a worldwide logistics network of agents and space availability arrangements to support the in-bound movement of merchandise into the distribution complex. There, it is repacked and shipped to the stores promptly and to shop@home customers after purchase orders are received by the Company. The out-bound system for store deliveries consists of common carrier line haul routes to a network of delivery agents. (The Company does not own or operate trucks.) The Company manages its inventory levels, merchandise allocation to stores and sales replenishing for each store through its computerized management information systems (“MIS”). MIS enables the Company to profile each store and evaluate and adjust each store’s merchandise mix on a weekly basis. New merchandise is allocated by style, color and size immediately before shipment to stores to achieve a merchandise assortment that is suited to each store’s customer base.

The Company’s inventory management strategy is to maintain targeted inventory levels and turns. The Company also seeks to minimize the amount of unsold merchandise at the end of a season by closely comparing sales and fashion trends with on-order merchandise and making necessary purchasing adjustments and price reductions, including clearance sales. The preceding sentences constitute forward-looking information under the Reform Act and are subject to the uncertainties and other risk factors referred to under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Results.”

The Company offers its customers a competitive return policy.

Management Information Systems

The Company’s management information systems consist of a full suite of financial and merchandising systems, including inventory distribution and control, sales reporting, accounts payable, cash/treasury, merchandise reporting and planning.

All of the Company’s stores have point-of-sale terminals that transmit daily information on sales by merchandise category, style, color and size, as well as customer data. The Company evaluates this information, together with its report on merchandise shipments to the stores, to implement merchandising decisions regarding markdowns, reorders of fast-selling items and allocation of merchandise. In addition, the Company’s headquarters and distribution center are linked through a computer network, which is accessible to district sales managers in the field.

Company associates located at its headquarters maintain and support the applications software, operations, networking and point-of-sale functions of the Company’s management information systems. The mainframe hardware and systems software for the Company’s management information systems are maintained by IBM.

Purchasing

Separate groups of merchants are responsible for different categories of merchandise. Most of the merchandise purchased by the Company consists of custom designed and fitted products, produced for the Company by contract manufacturing, under one of the Company’s brands.

The Company provides manufacturers with strict guidelines for product specifications (such as size, fabric weight and trim) and size gradings to ensure proper, consistent fit and quality. The Company and independent sourcing agents monitor production by manufacturers in the United States and abroad to ensure that size specifications, grading requirements and other specifications are met.

In fiscal 2003, two purchasing agents each accounted for 10% or more of the Company’s merchandise purchases, for a combined total of approximately 28% of purchases. There is no assurance that the replacement of either of these vendors would not have a materially adverse effect on the Company’s operations.

Domestic purchases (some of which are foreign-made products) are executed by Company purchase orders. Import purchases are made in U.S. dollars and are generally supported by trade letters of credit.

Credit Sales

The Company permits its customers to use several methods of payment, including cash, personal checks, general purpose credit cards and a private label credit card that is co-branded with the Company’s AVENUE service mark and the name of the issuer of the card, World Financial Network National Bank. The Company also permits customers to use layaways. Management believes that, in addition to supplying needed credit, the Company’s private label credit card and layaway programs build customer loyalty.

Competition

All aspects of the women’s retail apparel and shoe businesses are highly competitive. Many of the competitors are units of large national chains that have substantially greater resources than the Company and are better known to shoppers. The Company’s competition includes other specialty retailers, mass merchants, department stores, discount stores, mail order companies, television shopping channels and Internet web sites. Management believes that total sales of large size women’s apparel from these sources of supply increased in recent years. Among specialty retailers for large size women like the Company, the competition includes large store chains that have announced long-term store growth plans to aggressively expand into additional strip shopping center locations.

Management believes its proprietary brands, merchandise selection, prices, consistency of merchandise quality and fit, and appealing shopping experience emphasizing strong merchandise presentations, together with its experienced management team, management information systems and logistics capabilities, enable it to compete in the marketplace.

This section includes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Results.”

Trade Name and Trademarks

The Company is the owner in the United States of its trade name, AVENUE®, used on storefronts, and principal trademarks, AVENUE®, AVENUE BODY® and CLOUDWALKERS®, used on merchandise labels. The Company is not aware of any use of its trade name or trademarks by its competitors that has a material effect on the Company’s operations or any material claims of infringement or other challenges to the Company’s right to use its trade name and trademarks in the United States.

Employees

As of March 11, 2004, the Company employed 5,212 associates, of whom 1,964 worked full-time and the balance of whom worked part-time. Considerable seasonality is associated with employment levels. Approximately 64 store associates are covered by collective bargaining agreements. The Company believes that its relations with its associates are good.

Seasonality

The first half of the fiscal year often has more sales than the second half.

Item 2.     Properties.

As of April 1, 2004, the Company leased the following 533 stores in the following 37 states:

Alabama	7	Nebraska	2
Arizona	5	Nevada	3
Arkansas	2	New Hampshire	2
California	75	New Jersey	39
Connecticut	8	New Mexico	2
Delaware	2	New York	50
Florida	29	North Carolina	9
Georgia	19	Ohio	25
Illinois	37	Oklahoma	3
Indiana	12	Oregon	5
Kansas	2	Pennsylvania	20
Kentucky	3	Rhode Island	2
Louisiana	11	South Carolina	4
Maryland	14	Tennessee	6
Massachusetts	19	Texas	50
Michigan	26	Virginia	11
Minnesota	3	Washington	12
Mississippi	2	Wisconsin	4
Missouri	8

Store locations are available on the Internet at www.avenue.com.

All improvements in the Company’s stores, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the Company with the landlord often providing a construction allowance. The Company usually pays certain store operating costs, including utilities, insurance and taxes and, where applicable, common area maintenance expenses.

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

Item 3.     Legal Proceedings.

(a)     The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.

In addition, on May 1, 2003, a suit in California Superior Court, Los Angeles County, styled Erik Stanford vs. United Retail Incorporated was served on the Company by a former store manager in California. On March 3, 2004, an amended complaint was served that added another plaintiff. The suit is purportedly a class action on behalf of certain current and former associates in California in the previous four years.

The plaintiffs in the Stanford case assert state wage and hour claims.

The Company intends to oppose class certification strongly and to defend the Stanford case vigorously on the merits.

Although counsel is unable at this early stage to predict the ultimate outcome of the Stanford case, management does not believe that the case will have a material impact on the Company’s financial position. However, given the uncertainty at this stage, it is possible that if either an adverse judgment for damages is rendered or a negotiated settlement is agreed upon, the amount payable could be material to the Company’s annual results of operations or cash flows.

(b)     Certain pending legal proceedings to which the Company was a party were terminated during the fourth quarter of 2003 in the ordinary course of business. The termination of pending legal proceedings during that fiscal quarter did not have a material effect on the financial position, results of operations or cash flows of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a stockholder vote during the fourth quarter of fiscal 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)     The Common Stock of United Retail Group, Inc. is quoted on the Nasdaq Stock Market under the symbol “URGI.” The last reported sale price of the Common Stock on the Nasdaq Stock Market on April 21, 2004 was $2.77. Continued quotation on the NASDAQ Stock Market requires a minimum bid price of at least $1.00 per share to be maintained except for periods of less than 10 consecutive business days each, subject to an opportunity to cure the deficiency after receipt of notice from NASDAQ.

The following table sets forth the reported high and low sales prices of the Common Stock as reported by Nasdaq for each fiscal quarter indicated.

	2002		2003
	High	Low	High	Low
First Quarter	$9.65	$6.96	$3.09	$1.05
Second Quarter	$10.50	$5.95	$3.92	$1.15
Third Quarter	$6.50	$3.90	$4.50	$2.55
Fourth Quarter	$6.15	$2.75	$3.42	$2.15

(b)     At March 11, 2004, there were 381 record owners of Common Stock.

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

(d)     Equity Compensation Plan Information As of January 31, 2004

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,875,372	$6.79	294,200

Equity compensation plans not approved by stockholders	22,500	$11.74	-0-

Total	1,897,872		294,200

There are outstanding stock options issued to an incumbent non-management Director and an incumbent Vice President of the Company, respectively, that were not issued under a plan approved by the stockholders. In 1998, the Director received an option to purchase 17,000 shares at a price of $12.08 per share and an option to purchase 3,000 shares at a price of $11.50 per share, which are all fully vested. (The Director had not received any stock options during his service on the Company’s Board of Directors from 1992 through 1997.) In 2000, the Vice President received an option to purchase 2,500 shares at a price of $9.75 per share, of which the right to purchase 2,000 shares is vested.

All shares of stock of the Corporation sold by the Corporation between fiscal 2001 and fiscal 2003 were registered under the Securities Act of 1933 on Form S-8 Registration Statements.

Item 6.     Selected Financial Data.

	Fiscal Year Ended Jan. 29, 2000	53 Weeks Fiscal Year Ended Feb. 3, 2001	Fiscal Year Ended Feb. 2, 2002	Fiscal Year Ended Feb. 1, 2003	Fiscal Year Ended Jan. 31, 2004
	(Shares and dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$382,631	$419,712	$427,040	$431,964	$396,265
Cost of goods sold,
including buying
and occupancy costs	282,754	323,153	326,101	343,625	313,767
Gross profit	99,877	96,559	100,939	88,339	82,498
General, administrative
and store operating expenses	77,778	91,474	100,299	105,499	101,287
Goodwill impairment	-	-	-	5,611	-
Operating income (loss)	22,099	5,085	640	(22,771)	(18,789)
Interest (income) expense, net	(1,688)	(1,854)	(361)	827	917
Income (loss) before taxes	23,787	6,939	1,001	(23,598)	(19,706)
Provision for (benefit from)
income taxes	7,638	2,719	571	(521)	(636)
Net income (loss)	16,149	4,220	430	(23,077)	(19,070)
Net income (loss) per common share:
Basic	$1.23	$0.32	$0.03	($1.77)	($1.47)
Diluted	$1.17	$0.31	$0.03	($1.77)	($1.47)
Weighted average number
of common shares outstanding:
Basic	13,156	13,302	13,241	13,047	12,937
Diluted	13,852	13,515	13,442	13,047	12,937
Balance Sheet Data (at period end):
Working capital	$62,360	$52,279	$44,526	$28,688	$18,447
Total assets	184,378	195,780	201,361	183,060	155,695
Long-term capital lease obligations	-	-	7,213	5,764	3,646
Long-term distribution center financing	7,944	6,616	5,181	3,961	3,326
Total stockholders' equity	117,757	121,796	121,804	98,995	80,020

The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Report.

As described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the women’s retail specialty apparel industry, operating results of businesses, especially businesses that emphasize fashionable merchandise, can vary significantly over time because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; variations in weather patterns; fluctuations in consumer acceptance of the company’s products; and changes in the ability to develop new merchandise.

The Company does not hold or issue financial instruments for trading purposes. Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Introduction

The Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this Report, an overview to put this information in context and a plan to return the Company to long-term profitability. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this Report. It should not be relied upon separately from the balance of this Report.

Products and Purchasing

The Company is a leading specialty retailer featuring its proprietary AVENUE® brand large size (14 or larger) women’s wearing apparel. It also offers AVENUE BODY® brand large size women’s undergarments and lingerie, CLOUDWALKERS® brand women’s footwear and AVENUE brand large size women’s hosiery, as well as AVENUE® brand accessories and gifts.

Most of the Company’s products are made for the Company by contract manufacturing abroad.

Customer Base

The Company serves the mass market in the United States and targets fashion conscious women between 25 and 55 years of age who wear large size apparel. Management believes that the number of women in this age range who wear large size apparel has increased in recent years.

Merchandising and Marketing

Design is an important aspect of the Company’s products. Many AVENUE® and AVENUE BODY® products are custom designed. The Company emphasizes a contemporary brand image and consistency of merchandise quality and fit.

The Company uses direct mail, credit card statement inserts, in-store signage and e-mail messages in its marketing activities.

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. It leases 533 stores in 37 states. The Company also operates a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.

Until March 2003, the Company also mailed catalogs that featured a merchandise selection that included both items in the stores and similar products. (The website and the catalog, while it was in existence, are referred to as the “shop@home” business.) The more diverse merchandise assortment and disparate cash flows of the catalog operation compared with the stores led management to treat the shop@home business as a separate channel of distribution in fiscal 2001 and fiscal 2002.

Increased Competition

The women’s retail apparel and shoe industries are highly competitive. Operating results of businesses in these industries, especially businesses that emphasize fashionable merchandise, can vary materially from year to year. The Company’s competition includes other specialty retailers, mass merchants, department stores, discount stores, mail order companies, television shopping channels and Internet websites. Management believes that total sales of large size women’s apparel from these sources of supply increased in recent years. Among specialty retailers for large size women like the Company, the competition includes large store chains that have announced long-term store growth plans to aggressively expand into additional strip shopping center locations.

Deflationary Price Trend in Apparel Industry

The Consumer Price Index published by the U.S. Dept. of Labor, Bureau of Labor Statistics city average for women’s and girls’ apparel (the “CPI”) declined 5.0% in fiscal 2001, 1.9% in fiscal 2002 and 1.8% in fiscal 2003. There is no assurance that this deflationary trend will not continue.

Company Sales Fluctuations

Sales figures and merchandise margins are central to the Company’s profitability. The Company conducts a weekly interdisciplinary review of sales and merchandise margins and prepares budgets for two six-month seasons each year, the Spring season and the Fall season. Management uses comparable store sales (for stores open at least 12 months at the time) as a management tool. However, there is no industry standard for calculating comparable store sales and the Company’s approach may differ from those of competitors.

Seasonal sales and CPI data follows:

	2001		2002		2003
	Spring	Fall	Spring	Fall	Spring	Fall
Total store sales ($ millions)*	$208.8	$206.7	$225.1	$198.7	$203.5	$187.7
Sales per average store ($000's)	$393	$373	$406	$356	$371	$344
Average number of stores	532	554	555	558	548	545
Comparable store sales	-3.4%	-2.1%	+3.2%	-5.3%	-9.3%	-4.2%
Six-month CPI**	-3.4%	-1.6%	-1.9%	0.0%	-1.4%	-0.4%

* Excluding shop@home sales
**U.S. Dept. of Labor, U.S. City Average, Women's and Girls' Apparel

Operating Results

The declines in sales per average store adversely affected operating results.

The Company had net income of $0.4 million in fiscal 2001 and incurred net losses of $23.1 million in fiscal 2002 and $19.1 million in fiscal 2003. The Company had operating income of $0.6 million in fiscal 2001 and incurred operating losses of $22.8 million in fiscal 2002 and $18.8 million in fiscal 2003. (Excluding a one-time goodwill write-off, the operating loss in fiscal 2002 was $17.2 million.)

In order to return to long-term profitability, it will be necessary for the Company to increase sales per average store with merchandise margins at levels equal to, or better than, fiscal 2001.

Product Repositioning Plan

In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; variations in weather patterns; fluctuations in consumer acceptance of the company’s products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. These variables caused the Company’s sales per average store to fluctuate in the past. Thus, recent sales performance is not necessarily indicative of future sales performance. As a result, management believes that long-term sales projections within a defined narrow range are not reliable.

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. The Company has sought to return to long-term profitability through higher sales per average store with merchandise margins at levels equal to, or better than, fiscal 2001. These financial goals were translated into an integrated operational plan early in fiscal 2003. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan.

This section constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

Fluctuation in Store Count

Store counts averaged 543, 557 and 546, respectively, for fiscal 2001, 2002 and 2003. In 2003, the Company opened five stores and closed 24 stores. In 2004, the Company is planning to open two stores and close approximately 15-25 stores as part of its normal lease maintenance program. Thus, the average number of stores is expected to decline further in fiscal 2004.

The annual capital expenditure budgets after fiscal 2004 will provide for new store construction and other infrastructure development priorities. Prioritization will be based, among other things, on overall profitability and the availability of suitable locations at rents and on terms that fit the Company’s financial model for new store construction.

Liquidity

United Retail Group, Inc. and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997, as amended (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”). The Financing Agreement provides credit on a revolving basis.

The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities. Management believes that these sources of liquidity will continue to be adequate to meet the Company’s cash requirements for 12 months after the date of this Report. The preceding sentence constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption “Future Results.” In the event the Company’s operating loss increases materially from fiscal 2003 levels, additional sources of liquidity might be required.

The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for building the stores that it plans to open, renovating certain other stores and replacing fixtures where appropriate.

DISCUSSION AND ANALYSIS

Fiscal 2003 Versus Fiscal 2002

This section and the one that follows provide details about the material line items in the Company’s statement of operations.

Net sales for fiscal 2003 decreased 8.3% from fiscal 2002, to $396.3 million from $432.0 million. The decrease was principally from fewer units sold per store, partially offset by a higher average price. Comparable store sales for fiscal 2003 decreased 7.0%. (Comparable store sales are at stores that were open at least 12 months; this measure of sales performance is commonly used by specialty retail industry analysts.) Average number of stores decreased from 557 to 546. See, “Stores.” Internet and catalog (“shop @ home”) sales, which are not included in the calculation of comparable store sales, declined to $4.9 million in fiscal 2003 from $8.1 million in fiscal 2002, primarily from the suspension of catalog mailings. See, “Suspension of Catalog Operations.”

Gross profit decreased to $82.5 million in fiscal 2003 from $88.3 million in fiscal 2002 but increased as a percentage of net sales to 20.8% from 20.5%. Gross profit as a percentage of net sales increased principally because of lower marketing costs resulting from the suspension of catalog mailings and higher merchandise margins. The decline in marketing costs and increase in merchandise margins were partially offset by an increase in rent and occupancy costs as a percentage of net sales, which occurred because net sales declined at a faster rate than rent and occupancy costs. See, “Stores.” Gross profit levels in the future will be subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses decreased to $101.3 million in fiscal 2003 from $105.5 million in fiscal 2002, excluding the goodwill write-off referred to below. However, as a percentage of net sales, these expenses increased to 25.6% from 24.4% principally from an increase in store payroll as a percentage of net sales, which occurred because net sales declined at a faster rate than store payroll.

The Company incurred operating losses of $18.8 million in fiscal 2003 and $22.8 million in the previous year. In fiscal 2002, the Company recorded a one-time impairment of goodwill in the amount of $5.6 million. Excluding the goodwill write-off, the operating loss in fiscal 2002 was $17.2 million.

The Company had a benefit from income taxes of $9.6 million in fiscal 2003 and $7.8 million in fiscal 2002, prior to the valuation allowance referred to in the following paragraph.

In fiscal 2002, the Company established a $7.3 million valuation allowance for all its net deferred tax assets, including its net operating loss carryforwards (“NOL’s”). In fiscal 2003, the tax valuation allowance was increased by $12.6 million.

The Company incurred net losses of $19.1 million in fiscal 2003 and $23.1 million in fiscal 2002.

See, “Critical Accounting Policies” for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

Fiscal 2002 Versus Fiscal 2001

Net sales for fiscal 2002 increased 1.2% from fiscal 2001 to $432.0 million from $427.0 million from an increase in the number of units sold. Comparable store sales decreased 1.0% for fiscal 2002 and 2.8% for fiscal 2001. Average number of stores increased from 543 to 557. Shop@home sales were $8.1 million in fiscal 2002 compared with $11.5 million in fiscal 2001.

Gross profit was $88.3 million in fiscal 2002 compared with $100.9 million in fiscal 2001, declining as a percentage of net sales to 20.5% from 23.6%. The decrease in gross profit as a percentage of net sales was attributable primarily to lower margins as a result of lower retail prices.

General, administrative and store operating expenses increased to $105.5 million in fiscal 2002 from $100.3 million in fiscal 2001, principally as a result of increases in both store payroll and insurance expense. The increases were partially offset by a decrease in shop@home expense and by an increase in private label credit card royalties from World Financial Network National Bank. (See, “Private Label Credit Cards Issued By The Bank.”) As a percentage of net sales, general, administrative and store operating expenses increased to 24.4% from 23.5%.

In fiscal 2002, the Company recorded an impairment of goodwill in the amount of $5.6 million, after which no goodwill remained.

During fiscal 2002, the Company incurred an operating loss of $22.8 million compared with operating income of $0.6 million in fiscal 2001. Operating (loss) income reflected the combined results of two business segments, store sales and shop@home sales. During fiscal 2002, the (loss) from operations before unallocated expenses and net interest expense was ($0.9 million) from store sales and ($5.9 million) from shop@home sales. During fiscal 2001, the income (loss) from operations before such expenses was $17.0 million from store sales and ($6.9 million) from shop@home sales. See, “Suspension of Catalog Operations.”

In fiscal 2002, the benefit from income taxes was $7.8 million before the Company established a valuation allowance in the amount of $7.3 million for all its net deferred tax assets. In fiscal 2001, the provision for income taxes was $0.6 million.

The Company incurred a net loss of $23.1 million in fiscal 2002 and had net income of $0.4 million in fiscal 2001.

February – March Sales

Combined net sales for the months of February and March 2004 decreased 3.6% from February and March 2003 to $64.2 million from $66.6 million. Comparable store sales for the two months decreased 1.8%. Average number of stores decreased from 551 to 534.

Increased Competition

The women’s retail apparel and shoe industries are highly competitive. Operating results of businesses in these industries, especially businesses that emphasize fashionable merchandise, can vary materially from year to year. The Company’s competition includes other specialty retailers, mass merchants, department stores, discount stores, mail order companies, television shopping channels and Internet websites. Management believes that total sales of large size women’s apparel from these sources of supply increased in recent years. Among specialty retailers for large size women like the Company, the competition includes large store chains that have announced long-term store growth plans to aggressively expand into additional strip shopping center locations.

Product Repositioning Plan

In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; variations in weather patterns; fluctuations in consumer acceptance of the company’s products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. These variables caused the Company’s sales per average store to fluctuate in the past. Thus, recent sales performance is not necessarily indicative of future sales performance. As a result, management believes that long-term sales projections that fall within a defined narrow range are not reliable.

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. The Company has sought to return to long-term profitability through higher sales per average store with merchandise margins at levels equal to, or better than, fiscal 2001. These financial goals were translated into an integrated operational plan early in fiscal 2003. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and more enjoyable. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan.

This section constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

Liquidity and Capital Resources

This section provides details about the Company’s sources of liquidity.

Cash Flow

Net cash provided from operating activities increased to $5.1 million in fiscal 2003 from $4.0 million in fiscal 2002. The increase resulted principally from a larger decrease in inventory ($12.5 million in fiscal 2003 versus $0.2 million in fiscal 2002) and a smaller net loss ($19.1 million in fiscal 2003 versus $23.1 million, which included a $5.6 million goodwill write-off, in fiscal 2002). These items were partially offset by a decrease in accounts payable and accrued expenses (a decrease of $5.3 million in fiscal 2003 versus an increase of $7.3 million in fiscal 2002). The decrease in inventory in fiscal 2003 was planned but no further decrease is planned for fiscal 2004. Inventory levels may rise, instead, depending on business trends. The Company’s net income (loss) is generally a more important variable in net cash provided from operating activities than changes in items on the balance sheets.

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents were $14.4 million at January 31, 2004 compared with $17.5 million at February 1, 2003.

During fiscal 2003, a planned decrease in inventories was implemented. Inventories were stated at $49.1 million at January 31, 2004 compared with $61.6 million at February 1, 2003 principally as a result of fewer units. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment decreased to $76.7 million at January 31, 2004 from $87.7 million at February 1, 2003 principally from depreciation.

Other Liquidity Sources

Import purchases by the Company are made in U.S. dollars. Imports are generally financed by trade letters of credit. They constituted approximately 53% of total purchases in fiscal 2003.

The Financing Agreement was extended and expanded during fiscal 2003. The term was extended three years to August 15, 2008. The line of credit was increased from $40 million to $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At January 31, 2004, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $27.5 million and standby letters of credit were outstanding in the amount of $5.5 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.

Subject to the following paragraph, the availability of credit (within the aggregate $50 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT’s option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 65% to 75% depending on the time of year, (y) the balance from time to time in an account in its name that has been pledged to the lenders (a “Pledged Account”) and (z) 85% of certain receivables from credit card companies.

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any financial covenants.

The combined borrowing capacity of the Companies is cyclical due to the seasonality of the retail industry. At January 31, 2004, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $8.3 million; the Pledged Account had a zero balance; the Companies’ cash on hand was unrestricted; and no loan was outstanding.

The line of credit is collateralized by a security interest in inventory and proceeds and receivables from credit card companies and by the balance from time to time in the Pledged Account.

The Financing Agreement includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to making certain investments, declaring or paying dividends, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business.

In fiscal 2003, the Company drew on the revolving loan facility under the Financing Agreement from time to time to meet its peak working capital requirements. Interest is payable monthly based on a 360-day year either at the prime rate plus an incremental percentage up to 0.75% per annum or at the LIBOR rate plus an incremental percentage ranging from 1.75% to 2.50% per annum. The borrower can select either the prime rate or the LIBOR rate as the basis for determining the interest rate. In either case, the incremental percentage is determined by the average excess availability.

The Company’s obligation to pay customs duties on merchandise imports was collateralized by an unsecured surety bond for $1.5 million during fiscal 2002. The tightening market for surety bonds has made it necessary for the Company to support the surety bond with a standby letter of credit under the Financing Agreement in the amount of $0.5 million.

Short-term trade credit represents a significant source of financing for domestic merchandise purchases. Trade credit arises from the willingness of the Company’s domestic vendors to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor. The availability of trade credit depends on the Company’s having other sources of liquidity, as well. In particular, credit authorizations by trade creditors focus on the amount of the Company’s cash and cash equivalents and its borrowing capacity under the Financing Agreement.

In November 2003, the Company agreed in principle with the Internal Revenue Service (“IRS”) on the settlement of tax refund claims the Company had filed. Although only a preliminary settlement has been reached with the IRS, in April 2004, the Company received from the IRS $2.5 million (which includes $1.2 million representing interest). However, the Company has not yet received a formally authorized and executed closing agreement with the IRS. Upon receipt of a closing agreement, the Company will recognize the benefit of the refund, including the related interest. It is anticipated the $1.3 million refund will be recorded as an increase to stockholders’ equity. The $1.2 million interest payment will be recorded in the Company’s results of operations.

An additional refund estimated to be $0.7 million is also expected.

Capital Expenditures

This section and the one that follows provide details about certain uses of cash by the Company.

Capital expenditures were $2.6 million in fiscal 2003 and $11.4 million in fiscal 2002, principally because the Company opened only five new stores in fiscal 2003 compared with 24 stores during fiscal 2002.

Capital expenditures are projected to be approximately $3.0 million for fiscal 2004, including implementation of the Company’s product repositioning plan. This paragraph constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

Principal Contractual Obligations and Certain Other Commercial Commitments

The principal contractual obligations of the Company and certain other commercial commitments at January 31, 2004 (see, also “Critical Accounting Policies – Incurred But Not Reported Claims For Personal Injuries and Medical Benefits”) are summarized in the following charts:

	Payments Due by Period (000's omitted)
Principal Contractual Obligations	Total Payments Due (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Fixture Capital Leases*	$5,123	$1,617	$3,506	$0	$0
Distribution Center Mortgage*	3,961	635	1,449	1,720	157
Call Center Systems Capital Lease	609	469	140	0	0
Total	$9,693	$2,721	$5,095	$1,720	$157

	Amount of Commitment Per Period (000's omitted)
Certain Other Commercial Commitments	Total Amounts Committed (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases	$271,336	$43,737	$74,407	$57,267	$95,925
Trade Letters of Credit**	27,502	27,502	0	0	0
Standby Letters of Credit	5,545	5,545	0	0	0
Total	$304,383	$76,784	$74,407	$57,267	$95,925

*The proceeds of the fixture capital leases were principally used to partially finance new store construction in fiscal 2001. The proceeds of the distribution center mortgage were principally used to partially finance the construction cost of the Company’s national distribution center, which was completed in fiscal 1993.

**Trade letters of credit support Company obligations under certain purchase orders for merchandise imports for which payment is not yet due. (Other purchase orders represent material commercial obligations but are not supported by trade letters of credit.)

Pending Litigation

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.

In addition, on May 1, 2003, a suit in California Superior Court, Los Angeles County, styled Erik Stanford vs. United Retail Incorporated was served on the Company by a former store manager in California. On March 3, 2004, an amended complaint was served that added another plaintiff. The suit is purportedly a class action on behalf of certain current and former associates in California in the previous four years.

The plaintiffs in the Stanford case assert state wage and hour claims.

The Company intends to oppose class certification strongly and to defend the Stanford case vigorously on the merits.

Although counsel is unable at this early stage to predict the ultimate outcome of the Stanford case, management does not believe that the case will have a material impact on the Company’s financial position. However, given the uncertainty at this stage, it is possible that if either an adverse judgment for damages is rendered or a negotiated settlement is agreed upon, the amount payable could be material to the Company’s annual results of operations or cash flows.

Meeting Cash Requirements

The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for building the stores that it plans to open, renovating certain other stores and replacing fixtures where appropriate.

During fiscal 2003, the Company funded net cash used in investing activities, repayments of long-term debt and payments on capital lease obligations from net cash provided from operating activities and a net decrease in cash and cash equivalents. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities.

Management believes that these sources of liquidity will continue to be adequate for 12 months after the date of this Report to meet the Company’s cash requirements.

In the women’s retail specialty apparel industry, operating results of businesses, especially businesses that emphasize fashionable merchandise, can vary significantly over time because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; variations in weather patterns; fluctuations in consumer acceptance of the company’s products; and changes in the ability to develop new merchandise. In the event the Company’s operating loss increases materially from fiscal 2003 levels, additional sources of liquidity might be required.

This section constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

Critical Accounting Policies

Introduction

This section discusses the Company’s critical accounting policies.

Financial statements prepared by companies in accordance with generally accepted accounting principles are affected by the policies followed by management in preparing them. Some accounting policies require difficult, subjective or complex judgments by corporate management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Among the most important accounting policies of the Company that involve such management judgments are (i) the use of the retail method of accounting for inventory, (ii) the use of estimates of incurred but not reported claims for uninsured damages for personal injuries, for self-insured workers’ compensation benefits and for benefits under the Company’s self-insured medical, dental and prescription plans for its associates, as well as future development costs of reported claims (collectively, “IBNR Claims”) and (iii) determining whether to continue the valuation allowance for the Company’s net deferred tax assets, including NOL’s.

Inventory

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

Inherent in the retail inventory method are management estimates on current and future selling value of the inventory. These estimates, which are described in the following paragraphs, can significantly impact the ending inventory valuation at cost, as well as resulting margins. In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; variations in weather patterns; fluctuations in consumer acceptance of the company’s products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. The necessity for management estimates based on these variables, coupled with the fact that the retail inventory method is an averaging process, can produce inventory valuations at any point in time that are inexact.

Permanent markdowns, when taken, reduce both the price and cost components of inventory on hand, which maintains the established cost-to-price relationship. Deferred markdowns can result in an overstatement of inventories under the lower of cost or market principle. Accordingly, at the end of each fiscal year, management conducts a thorough review of inventory on hand. Based on management’s business judgment, the Company may reduce further the carrying value of inventories by recording a markdown reserve. Markdown reserves are established for inventory categories with sales performance below expectations and/or unsold quantities in excess of expectations.

At the end of each fiscal year, management estimates what quantities of current merchandise are in excess of the amounts saleable at historical margin rates. A markdown reserve is established to reduce the carrying value of excess current merchandise to estimated net realizable value. Also, a markdown reserve is established by management to reduce the carrying value of obsolete categories of merchandise to their estimated net realizable value.

The markdown reserves at the end of fiscal 2003, fiscal 2002 and fiscal 2001, respectively, ranged from a low of $1.0 million to a high of $1.6 million, with fiscal 2003 at the low end of the range. Giving effect to these reserves, inventories were stated at approximately $49.1 million at January 31, 2004, $61.6 million at February 1, 2003 and $61.8 million at February 2, 2002.

Year-end markdown reserves are likely to continue to fluctuate, principally because the market environment is dynamic for the reasons set forth above.

Recording a reserve reduces the inventory on the Company’s balance sheet and is charged to the Company’s cost of sales. If inventories, net of reserves, were overestimated at the end of a period, assets and income for that period would be overstated and margins for the beginning of the next period would come in lower. (The opposite would be true if inventories were underestimated.)

Management believes that the inventories shown on the balance sheets at January 31, 2004 and February 1, 2003 included in the financial statements contained in this Report were properly stated in all material respects. Further, margins in the first fiscal quarter subsequent to the February 1, 2003 balance sheet were well within normal historical ranges, indicating that the inventory valuation at February 1, 2003 was estimated properly.

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

In accordance with generally accepted accounting principles, the Company records a liability for IBNR Claims. This liability is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker. (The Company has insurance policies with coverage for personal injury claims but it remains liable for a self-insured retention, which is collateralized by standby letters of credit under the Financing Agreement. The Company is self-insured for most workers’ compensation benefits and for its medical, dental and prescription plans for associates but it has stop loss insurance policies to limit its liability.) The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ.

If the outcome of claims made with respect to a fiscal period were to exceed the recorded IBNR liability for that period, the liabilities on the balance sheet would have been understated and income would have been overstated for the period in question. (The opposite would be true if the subsequent outcome were less than the recorded IBNR liability.)

As the use of different estimates would change the IBNR liability recorded materially, a consistent approach to estimating liability for IBNR Claims is one of the Company’s important accounting objectives.

Management believes that the liabilities for IBNR Claims reflected in the balance sheets at January 31, 2004 and February 1, 2003 included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of different than anticipated inflation in medical costs.

Tax Valuation Allowance

In fiscal 2002, the Company recorded a $7.3 million charge to establish a valuation allowance for its net deferred tax assets. The tax valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which places significant importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a tax valuation allowance. In fiscal 2003, the tax valuation allowance was increased by $12.6 million.

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

Under the Credit Card Program Agreement, the Bank issues credit cards to eligible Company customers who apply to the Bank. Net credit sales volume with the Bank increased to $113.3 million in fiscal 2003 from $106.2 million in fiscal 2002. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company’s AVENUE service mark and the Bank’s name. The credit cards are used only for merchandise and services offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

In accordance with generally accepted accounting principles, the Company does not include the receivable asset created under the Credit Card Program Agreement in the Company’s accounts receivable on its balance sheets because the Company has no interest in the customer accounts or receivables. In this connection, it should be noted that the Credit Card Program Agreement states that (i) the Bank is the sole and exclusive owner of all customer accounts, (ii) the Company has no interest in the customer accounts and (iii) the Bank is the creditor in respect of receivables (defined in the Credit Card Program Agreement as amounts owed with respect to retail purchases, finance charges, deferred finance charges, other fees and charges for sales tax). Also, depending on the circumstances, the Company might not purchase the accounts from the Bank upon the expiration of the contractual term.

The Credit Card Program Agreement is currently scheduled to expire on February 28, 2007. The Company shall then have the right to purchase the customer accounts from the Bank for a price equal to the receivables. Also, the Bank shall then have the right to sell the customer accounts to the Company at that price if the Company commences a private label credit card program either on its own or through another issuer of credit cards. When the Credit Card Program Agreement is about to expire without being renewed, the Company is likely to submit requests for proposals to other banks that issue private label credit cards to retailers’ customers and to use the banks’ proposals to evaluate a continuation of the private label credit card program. There is no assurance, however, that other banks would make proposals to continue the program on terms satisfactory to the Company or that the Company could finance a program on its own without involving a bank.

Receivables as defined in the Credit Card Program Agreement at the close of the last billing cycle in the year were $76.6 million at both January 31, 2004 and February 1, 2003.

The credit card program premium (or, potentially, discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank. Costs are based on the volume of credit card program processing activities performed by the Bank.

General, administrative and store operating expenses were offset in part by premiums received from the Bank of $4.2 million in fiscal 2003 and $3.3 million in fiscal 2002. The increase in premiums from the Bank was primarily due to an increase in customer fees paid to the Bank.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program. For up to the first $85 million of receivables, cost of funds means the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points to be reset every three months (the published CMT rate was 1.28% per annum at January 31, 2004). However, the CMT rate shall not be more than 6.75% per annum and not be less than 5.00% per annum for the purpose of this calculation. (The Bank’s receivables for the program were less than $85 million at January 31, 2004, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

Stores

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 533 stores at April 1, 2004.

Store counts averaged 543, 557 and 546, respectively, for fiscal 2001, 2002 and 2003. In 2003, the Company opened five stores and closed 24 stores. In 2004, the Company is planning to open two stores and close approximately 15-25 stores as part of its normal lease maintenance program. Thus, the average number of stores is expected to decline further in fiscal 2004. This paragraph includes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

The annual capital expenditure budgets after fiscal 2004 will provide for new store construction and other infrastructure development priorities. Prioritization will be based, among other things, on overall profitability and the availability of suitable locations at rents and on terms that fit the Company’s financial model for new store construction.

Retail selling space was approximately 2.3 million square feet at January 31, 2004 and 2.4 million square feet at February 1, 2003.

Depreciation and amortization of property and equipment relate principally to assets in stores and were $12.8 million in fiscal 2003 and $12.4 million in fiscal 2002.

E-Commerce

The Company has an Internet site (www.avenue.com) that sells a selection of the merchandise that is also for sale in the Company’s stores. The Company ships it avenue.com orders from its national distribution center in Troy, Ohio.

Sales on the website have not been material to the Company’s operations.

Suspension of Catalog Operations

The Company mailed catalogs until March 2003, when the Company suspended catalog mailings indefinitely.

Stock Repurchases

The Company did not repurchase shares of its own stock in fiscal 2003. The Company has no plans to repurchase shares of its own stock at present except with trust funds under the Company’s Supplemental Retirement Savings Plan to satisfy obligations that may arise under that plan to invest a portion of participants’ accounts in Company stock.

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

The following factors, among others, could affect the Company’s actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: war risk; shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; variations in weather patterns; fluctuations in consumer acceptance of the Company’s products; changes in the ability to develop new merchandise; store lease expirations; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company’s manufacturers to deliver products in a timely manner; and political instability and other risks associated with foreign sources of production. Also, in the Fall season of fiscal 2004, the transition from the international quota system for apparel may disrupt imports into the United States. As a result of these variables, management believes that it is not possible to make reliable projections that the Company’s annual operating results will fall within a defined narrow range.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold or issue financial instruments for trading purposes. Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material. See, however, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (i) the eighth paragraph under the caption “Other Liquidity Sources” regarding the variable interest rate payable on revolving loans to the Companies and (ii) the final paragraph under the caption “Private Label Credit Cards Issued By The Bank” for a discussion of the cost of funds associated with the credit cards that are co-branded with the Company’s AVENUE service mark and the name of the issuer of the cards, World Financial Network National Bank.

Item 8.     Financial Statements and Supplementary Data.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
UNITED RETAIL GROUP, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of United Retail Group, Inc. and its subsidiaries (the “Company”) at February 1, 2003 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

PRICEWATERHOUSECOOPERS LLP

New York, New York
February 20, 2004

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	February 1, 2003	January 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$17,540	$14,421
Accounts receivable	2,994	1,789
Inventory	61,569	49,054
Prepaid rents	4,972	4,826
Other prepaid expenses	2,290	2,044
Total current assets	89,365	72,134
Property and equipment, net	87,720	76,710
Deferred compensation plan	3,751	4,893
Deferred charges and other intangible assets,
net of accumulated amortization of $325 and $389	557	493
Other assets	1,667	1,465
Total assets	$183,060	$155,695
LIABILITIES
Current Liabilities:
Current portion of distribution center financing	$1,220	$635
Current portion of capital leases	1,963	2,086
Accounts payable and other	26,596	19,795
Disbursement accounts	11,922	9,434
Accrued expenses	18,976	21,737

Total current liabilities	60,677	53,687
Long-term distribution center financing	3,961	3,326
Long-term capital leases	5,764	3,646
Long-term deferred compensation plan	3,751	4,893
Other long-term liabilities	9,912	10,123
Total liabilities	84,065	75,675
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized:
1,000,000; none issued
Series A junior participating preferred stock,
$.001 par value; authorized 150,000; none issued
Common stock, $.001 par value; authorized
30,000,000; issued 14,248,210; outstanding 12,937,304	14	14
Additional paid-in capital	83,601	83,696
Retained earnings	23,056	3,986
Treasury stock (1,310,906 shares), at cost	(7,676)	(7,676)
Total stockholders' equity	98,995	80,020
Total liabilities and stockholders' equity	$183,060	$155,695

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	52 Weeks Fiscal Year Ended February 2, 2002	52 Weeks Fiscal Year Ended February 1, 2003	52 Weeks Fiscal Year Ended January 31, 2004
Net Sales	$427,040	$431,964	$396,265
Cost of goods sold, including buying and occupancy costs	326,101	343,625	313,767
Gross Profit	100,939	88,339	82,498
General, administrative and store operating expenses	100,299	105,499	101,287
Goodwill impairment	-	5,611	-
Operating income (loss)	640	(22,771)	(18,789)
Interest (income) expense, net	(361)	827	917
Income (loss) before income taxes	1,001	(23,598)	(19,706)
Provision for (benefit from) income taxes	571	(521)	(636)
Net income (loss)	$430	($23,077)	($19,070)
Net income (loss) per share
Basic	$0.03	($1.77)	($1.47)
Diluted	$0.03	($1.77)	($1.47)
Weighted average number of shares outstanding
Basic	13,241,110	13,046,568	12,937,304
Common stock equivalents (stock options)	200,773	-	-
Diluted	13,441,883	13,046,568	12,937,304

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	52 Weeks Fiscal Year Ended February 2, 2002	52 Weeks Fiscal Year Ended February 1, 2003	52 Weeks Fiscal Year Ended January 31, 2004
Cash Flows From Operating Activities:
Net income (loss)	$430	($23,077)	($19,070)
Adjustments to reconcile net income (loss) to net cash
provided from operating activities:
Depreciation and amortization of property and equipment	10,975	12,381	12,796
Amortization of deferred charges and other intangible assets	607	576	504
Goodwill impairment	-	5,611	-
Loss on disposal of assets	405	503	829
Compensation expense	311	311	95
Provision for (benefit from) deferred income taxes	(455)	761	-
Deferred lease assumption revenue amortization	(300)	(140)	(30)
Changes in operating assets and liabilities:
Accounts receivable	1,118	(1,539)	1,205
Inventory	(2,791)	224	12,515
Accounts payable and accrued expenses	(3,801)	7,290	(5,338)
Prepaid expenses	(95)	187	392
Income taxes payable	355	125	1,275
Other assets and liabilities	(815)	798	(27)
Net Cash Provided from Operating Activities	5,944	4,011	5,146

Investing Activities:
Capital expenditures	(22,948)	(11,413)	(2,615)
Proceeds from sale-leaseback transaction	8,249	-	-
Deferred payment for property and equipment	101	773	53
Proceeds from sale of investment and lease	28	-	-
Net Cash Used in Investing Activities	(14,570)	(10,640)	(2,562)

Financing Activities:
Issuance of loans to officers	(180)	(52)	-
Treasury stock acquired	(561)	-	-
Proceeds from exercise of stock options	26	49	-
Repayments of long-term debt	(1,367)	(1,435)	(1,220)
Payments on capital lease obligations	(115)	(1,797)	(1,995)
Increase (decrease) in disbursement accounts	1,872	(368)	(2,488)
Issuance of short-term debt	-	-	290
Repayments of short-term debt	-	-	(290)
Other	(18)	(40)	-
Net Cash Used in Financing Activities	(343)	(3,643)	(5,703)

Net decrease in cash and cash equivalents	(8,969)	(10,272)	(3,119)
Cash and cash equivalents, beginning of period	36,781	27,812	17,540
Cash and cash equivalents, end of period	$27,812	$17,540	$14,421

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(shares and dollars in thousands)

	Common Stock Shares Outstanding	Common Stock $.001 Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Total Stockholders' Equity

Balance, February 3, 2001	13,269	$14	$80,269	$45,703	($4,190)	$121,796

Exercise of stock options	5		26			26
Treasury stock	(70)				(561)	(561)
Loans to officers			(180)			(180)
Compensation expense			311			311
Other			(18)			(18)
Net income				430		430

Balance, February 2, 2002	13,204	14	80,408	46,133	(4,751)	121,804

Exercise of stock options	12		49			49
Treasury stock	(279)				(2,925)	(2,925)
Loan repayments by officers			2,873			2,873
Compensation expense			311			311
Other			(40)			(40)
Net loss				(23,077)		(23,077)

Balance February 1, 2003	12,937	14	83,601	23,056	(7,676)	98,995

Compensation expense			95			95
Net loss				(19,070)		(19,070)

Balance, January 31, 2004	12,937	$14	$83,696	$3,986	($7,676)	$80,020

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description and Basis of Presentation

United Retail Group, Inc. (“United Retail”) is a specialty retailer of large-size women’s fashion apparel, footwear and accessories, featuring AVENUE® brand merchandise, operating 535 stores throughout the United States.

The consolidated financial statements include the accounts of United Retail and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year balances have been reclassified to conform with the current year presentation.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Fiscal 2001, fiscal 2002 and fiscal 2003 consisted of 52 weeks and ended on February 2, 2002, February 1, 2003 and January 31, 2004, respectively.

Net Revenues

Revenues include sales from all stores operating during the period, the Company’s catalog and website operations. The Company’s catalog was discontinued in March 2003. Revenues are net of returns and exclude sales tax. Revenue is recognized when title and risk of loss have passed to the customer, which for stores is at the point of sale and for catalog and internet sales is at the point of destination. The Company recognizes sales upon redemption of gift certificates.

Shipping and Handling Costs

Shipping and handling revenue is included in net sales. Shipping and handling costs are included in general, administrative and store operating expenses. During fiscal 2001, fiscal 2002 and fiscal 2003, shipping and handling costs were $1,093,000, $572,000 and $364,000, respectively.

Marketing Costs

The Company expenses marketing costs when the event occurs. Marketing expense, included in cost of goods sold in the accompanying consolidated statements of operations, was $15.3 million, $15.5 million, and $10.3 million in fiscal 2001, 2002, and 2003, respectively.

Earnings Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Earnings per diluted share includes the weighted average effect of dilutive options on the weighted average shares outstanding.

The computation of earnings per diluted share excludes options to purchase 845,072 shares in fiscal 2001, because the options’ exercise prices were greater than the average market price of the common shares. During fiscal 2002 and fiscal 2003, 1,826,072 shares and 1,897,872 shares, respectively, were excluded from the computation of earnings per diluted share as a result of the Company’s net loss.

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

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the group of assets that have independent cash flows on a combined basis in measuring whether the asset is recoverable.

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

Income Taxes

The Company provides for income taxes in accordance with SFAS No.109, “Accounting for Income Taxes”. This statement requires the use of the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense (benefit) represents the change in the deferred tax asset/liability balance. The Company establishes valuation allowances against deferred tax assets when sufficient negative evidence exists concerning the realization of those deferred tax assets.

Stock Options

The Company has several stock option plans in operation which are more fully described in Note 13. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees” (“Opinion No. 25”) and has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting For Stock-Based Compensation (“SFAS No. 123”).” Under Opinion No. 25, compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. In May 1998, the stockholders ratified the issuance of non-qualified stock options whose market price at the date of grant exceeded the exercise price, which equaled the market price on the date of Board action. In accordance with Opinion No. 25, compensation expense is recorded ratably over the five-year vesting period of the options. All other stock options have been granted at the market price of the stock at the measurement date.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions under SFAS No. 123 to stock-based employee compensation:

	(dollars in thousands except per share data)
	Fiscal 2001	Fiscal 2002	Fiscal 2003
Reported net income (loss)	$430	($23,077)	($19,070)
Add back: Compensation expense	311	311	95
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(722)	(787)	(618)

Pro forma net income (loss)	$19	($23,553)	($19,593)

Earnings (loss) per share:
Basic - as reported	$0.03	($1.77)	($1.47)
Basic - pro forma	$0.00	($1.81)	($1.51)

Diluted - as reported	$0.03	($1.77)	($1.47)
Diluted - pro forma	$0.00	($1.81)	($1.51)

For the pro forma information disclosed above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2001	Fiscal 2002	Fiscal 2003

Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	50.00%	50.00%	50.00%
Risk-free interest rate	4.59%	2.94%	3.02%
Expected life of options	5 years	5 years	5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

3. Goodwill

Effective February 3, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, which required that goodwill be subject to an impairment test. The Company’s valuation at time of adoption, which utilized a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) as well as a comparison to the Company’s current market capitalization, indicated that no impairment existed. The Company ceased amortization of goodwill in fiscal 2002. The Company conducted a similar valuation in the fourth quarter of fiscal 2002 and on the basis of both considerations concluded that the entire amount of goodwill, $5.6 million, was impaired. In addition to the aforementioned valuation considerations, other compelling reasons for recording the impairment at that time included the significant losses incurred in fiscal 2002 and the recent downward trend in earnings.

The statement of operations adjusted to exclude amortization expense for fiscal 2001 related to goodwill is as follows (dollars in thousands except per share data):

Fiscal 2001

Reported net income	$430
Add back: Goodwill amortization	205

Pro forma net income	$635

Earnings per share:
Basic - as reported	$0.03
Basic - pro forma	$0.05

Diluted - as reported	$0.03
Diluted - pro forma	$0.05

4. Property and Equipment

Property and equipment, at cost, consists of (dollars in thousands):

	February 1, 2003	January 31, 2004
Land	$2,176	$2,176
Buildings	10,574	10,574
Furniture, fixtures and equipment	92,820	91,227
Leasehold improvements	51,015	51,103
Beneficial leaseholds	4,884	4,087
	161,469	159,167

Accumulated depreciation and amortization, including beneficial leaseholds of $4,774 and $4,046	(73,749)	(82,457)
Property and equipment, net	$87,720	$76,710

Furniture, fixtures and equipment include approximately $8.2 million of assets under capital leases arising under a sale and leaseback agreement (See Note 6).

5. Accrued Expenses

Accrued expenses consist of (dollars in thousands):

	February 1, 2003	January 31, 2004
Insurance payable	$4,465	$4,938
Payroll related expenses	3,393	3,477
Gift cards and other customer credits	3,242	3,359
Occupancy expenses	2,557	2,682
Sales taxes payable	1,301	1,885
Private credit card processing	1,496	1,512
Other	2,522	3,884
	$18,976	$21,737

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

Rent expense was as follows (dollars in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003

Real estate rent	46,027	48,100	47,957
Equipment and other	414	596	550
Total rent expense	$46,441	$48,696	$48,507

At January 31, 2004, the Company was committed under store leases with initial terms typically ranging from 1 to 15 years and with varying renewal options. Some leases also include early termination options, which can be exercised under specific conditions. Many leases entered into by the Company contain rent escalations during the initial term of the lease and include options that may extend the lease term beyond the initial commitment period. At February 2, 2002, February 1, 2003 and January 31, 2004, accrued rent expense amounted to $7.2 million, $7.2 million and $8.1 million, respectively, of which $6.4 million, $6.9 million and $7.3 million, respectively, is included in “Other long-term liabilities”.

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

The following is a schedule by year of approximate minimum lease payments (dollars in thousands) under operating and capital leases:

	Operating	Capital
2004	$43,737	$2,411
2005	39,437	2,103
2006	34,970	1,797
2007	30,629	-
2008	26,638	-
Thereafter	95,925	-
Total minimum lease payments	$271,336	$6,311
Less imputed interest		(579)
Present value of minimum lease payments		$5,732

7. Long-term Debt

Long-term distribution center financing consists of (dollars in thousands):

	February 1, 2003	January 31, 2004

8.64% Mortgage due 2009	$4,544	$3,961
7.30% Note due 2003	637	-
Total debt	$5,181	$3,961
Less current maturities	1,220	635
Long-term debt	$3,961	$3,326

Principal maturities of long-term distribution center financing by year are as follows (dollars in thousands):

Debt Maturities
2004	$635
2005	693
2006	756
2007	823
2008	897
Thereafter	157
Total	$3,961

In 1993, the Company executed a ten-year $7.0 million note bearing interest at 7.3% per annum. Interest and principal were payable in equal monthly installments beginning November 1993. The note was collateralized by the material handling equipment in the distribution center owned by the Company in Troy, Ohio. Final payment on this note was made in October 2003.

In 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64% per annum. Interest and principal are payable in equal monthly installments beginning May 1994. The loan is collateralized by a mortgage on its national distribution center.

The Company and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997, as amended (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”). The Financing Agreement was amended in December 2003 to increase the revolving line of credit from $40 million to $50 million and to extend the maturity date from August 15, 2005 to August 15, 2008. The revolving line of credit is used by the Companies to support trade letters of credit and standby letters of credit and to finance loans which could be used for working capital and general corporate purposes.

The Companies are required to maintain unused at all times combined asset availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any financial covenants.

The Financing Agreement also includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to, among other things, making certain investments, declaring or paying dividends, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business.

In the event a loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the Chase Manhattan Bank prime rate plus incremental percentages ranging from 0.00% to 0.75% or LIBOR rate plus incremental percentages ranging from 1.75% to 2.50% as determined by the average excess availability each month per the Financing Agreement on a per annum basis. The borrower can select either the prime rate or the Libor rate as the basis for determining the interest rate.

The line of credit is collateralized by a security interest in inventory and proceeds and in bank credit card receivables and by the balance on deposit from time to time in an account that has been pledged to the lenders.

At January 31, 2004, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $8.3 million, trade letters of credit for the account of the Companies were outstanding in the amount of $27.5 million, standby letters of credit were outstanding in the amount of $5.5 million and no loan from CIT was outstanding.The Company’s cash and cash equivalents of $14.4 million was unrestricted.

8. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and trade payables approximate fair value because of the short-term maturity of these items. The fair value of long-term debt (distribution center financing and capital leases), including the current portion, is estimated to be $10.0 million for fiscal 2003 based on the current rates quoted to the Company for debt of the same or similar issues.

9. Income Taxes

The provision for (benefit from) income taxes consists of (dollars in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003

Current:
Federal	$754	($1,588)	($874)
State	272	306	238
	1,026	(1,282)	(636)
Deferred:
Federal	(374)	(500)	-
State	(81)	1,261	-
	(455)	761	-
Provision for (benefit from)
income taxes	$571	($521)	($636)

Reconciliation of the provision for (benefit from) income taxes from the U.S. Federal statutory rate to the Company’s effective rate is as follows:

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Statutory Federal income tax rate	35.0%	(35.0%)	(35.0%)
State income taxes, net of Federal benefit	12.4	0.5	(1.0)
Goodwill amortization	7.2	0.0	0.0
Goodwill impairment	0.0	8.3	0.0
Reversal of previously accrued income taxes	0.0	0.0	(4.4)
Other	2.4	0.1	0.5
Sub-total	57.0	(26.1)	(39.9)
Deferred tax valuation allowance	0.0	23.9	36.7
	57.0%	(2.2%)	(3.2%)

In November 2003, the Company agreed in principle with the Internal Revenue Service (“IRS”) on a settlement and the closure of its examination of the Company’s tax returns for the years through 1996. As a result, the tax provision reflects a one-time benefit of $0.9 million from favorable reserve adjustments recorded in fiscal year 2003.

In November 2003, the Company also agreed in principle with the IRS on the settlement of a matter related to tax refund claims the Company had filed for research credits and for deductions attributable to certain bank financing transactions during 1989 to 1992. Although only a preliminary settlement has been reached with the IRS, in April 2004, the Company received payment from the IRS in the amount of $2.5 million (which includes $1.2 million representing interest). An additional payment estimated to be approximately $0.7 million is also expected in connection with the claim related to the research credits. The Company has not received a formally authorized and executed closing agreement with the IRS. Upon receipt of such an agreement, the Company will recognize the benefit of both refund claims, including the related interest thereon.

Significant components of the Company’s deferred tax assets and liabilities are summarized below (dollars in thousands):

	February 1, 2003	January 31, 2004
Net long-term asset:
Federal NOL and other tax attributes	$4,128	$12,428
Accruals and reserves	3,317	3,636
State NOL's	2,974	5,843
Compensation	564	601
Depreciation	(3,139)	(3,581)
	7,844	18,927

Net current liability (asset):
Prepaid rent	2,134	206
Accruals and reserves	(428)	(477)
Inventory	(1,112)	(667)
	594	(938)

Valuation allowance	(7,250)	(19,865)

	$ -	$ -

The Company recorded a $7.3 million non-cash charge to establish a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards in the fourth quarter of fiscal 2002. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which places significant importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s cumulative loss in the three-year period ended February 1, 2003, which included the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require this full valuation allowance under the provisions of SFAS No. 109.

The Company recorded an additional valuation allowance of $12.6 million in fiscal 2003.The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

10. Related Party Transactions

In fiscal 2001, an affiliate of the Chairman of the Board of the Company, American Licensing Group, L.P. (“ALGLP”) (in which he holds an 80% interest), provided management and administrative services to a subsidiary of Limited Brands, Inc., American Licensing Group, Inc., for a base annual fee and profit sharing fee, the profit sharing fee being the lower of one-third of net profits or $150,000 per annum.

During fiscal 2001, the Company incurred $12,000 of expenses under Sublicensing Agreements with respect to trademarks to ALGLP and ALGLP, in turn, incurred expenses with respect to the trademarks under certain Licensing Agreements with the owner of the trademarks. The Sublicensing Agreements between the Company and ALGLP terminated as of November 30, 2000. There were no further expenses incurred after fiscal 2001.

11. Retirement Plan

The Company maintains a qualified defined contribution pension plan. Generally, an employee is eligible to participate in the plan if the employee has completed one year of full-time continuous service. The Company makes a 50% match of a portion of employee savings contributions.

The Company also maintains a non-qualified defined contribution pension plan. The Company makes a 50% match of a portion of employee savings contributions for those associates whose contributions to the qualified plan are limited by IRS regulations, as well as retirement contributions for certain grandfathered associates equal to 6% of those associates’ compensation. The value of the investments, held by the Company on behalf of the plan, at February 1, 2003 and January 31, 2004 were $3.8 million and $4.9 million, respectively. The Company accounts for such investments in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and classifies these investments as trading.

Pension costs for all benefits charged to income during fiscal 2001, fiscal 2002 and fiscal 2003 were approximately $396,000, $404,000 and $363,000, respectively.

12. Stockholders’ Equity

Coincident with the completion of its initial public offering on March 17, 1992, the Company’s certificate of incorporation was amended to provide for only one class of Common Stock, par value $.001 per share, with 30 million shares authorized. The Company also authorized 1 million shares of Preferred Stock, par value $.001 per share, to be issued from time to time, in one or more classes or series, each such class or series to have such preferences, voting powers, qualifications and special or relative rights and privileges as shall be determined by the Board of Directors in a resolution or resolutions providing for the issuance of such class or series of Preferred Stock. Additionally, certain loan agreements, to which the Company is a party, impose restrictions on the payment of dividends.

In September 1999, the Company adopted a Shareholder Rights Plan and distributed rights as a dividend at the rate of one Right for each share of Common Stock of the Company. The rights will expire on September 28, 2009.

Each Right initially entitles a shareholder to buy for $65 one one-hundredth of a share of a series of preferred stock which is convertible to shares of Common Stock. Among other things, the Rights will be exercisable, subject to certain exceptions, if a person or group acquires beneficial ownership of 15% or more of the Company’s Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s Common Stock. Until the Rights become exercisable, each share of common stock of the Company has a Right attached and the securities trade as a unit.

13. Stock Options

The Company has three stock option plans with options available to be granted. Under these three plans, employees of the Company whose judgment, initiative and efforts may be expected to contribute materially to the successful performance of the Company are eligible to receive options. Non-employee Directors also receive annual grants of options. The options granted vest beginning one year from the date of grant, and vest fully after five years, subject to acceleration under certain circumstances. The options granted expire ten years after the date of grant. Options are granted, and the plans are administered, by the Compensation Committee of the Board of Directors, composed of non-employees of the Company. Other option plans are in operation with no options available for grant.

A summary of stock option activity follows:

Fiscal 2001	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,329,072	$6.79
Options granted	500,500	$8.71
Options exercised	5,000	$5.23
Options canceled	108,700	$5.62
Options outstanding at end of period	1,715,872	$7.42
Options available for grant at end of period	209,000
Options exercisable at end of period	854,847	$6.66

Fiscal 2002	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,715,872	$7.42
Options granted	168,200	$6.73
Options exercised	12,200	$4.00
Options canceled	45,800	$7.75
Options outstanding at end of period	1,826,072	$7.37
Options available for grant at end of period	82,000
Options exercisable at end of period	1,093,622	$6.93

Fiscal 2003	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,826,072	$7.37
Options granted	220,000	$2.20
Options exercised	0	$0.00
Options canceled	148,200	$6.47
Options outstanding at end of period	1,897,872	$6.85
Options available for grant at end of period	294,200
Options exercisable at end of period	1,282,962	$7.05

A summary of stock options outstanding at year-end fiscal 2003 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.80-$2.25	163,000	9.2	$1.96	0	$0.00
$3.03-$5.88	501,600	4.0	$4.73	428,400	$4.87
$6.25-$8.80	730,272	4.2	$7.26	594,962	$7.22
$9.13-$12.08	485,000	6.8	$9.74	245,200	$9.95
$15.13-$15.13	18,000	5.3	$15.13	14,400	$15.13
$1.80-$15.13	1,897,872	5.3	$6.85	1,282,962	$7.05

Certain outstanding options were authorized directly by the Company’s stockholders but most were issued in accordance with stock option plans authorized by them and administered by the Compensation Committee of the Board of Directors.

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

15. Stock Appreciation Rights Plan

Commencing in May 2000 and annually thereafter, each nonmanagement Director received an award under the Company’s Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously under the Company’s Stock Option Plans. The payment will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the sum of the exercise price of the corresponding option plus any personal income tax withholding on the gain arising from the exercise.

16. Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Fiscal 2001	Fiscal 2002	Fiscal 2003
Net cash interest (income) expense (received) paid, including interest income of $920, $339 and $103	($102)	$787	$1,065

Income taxes paid (refunded)	$715	($1,786)	($964)

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

17. Segment Information

The Company operated its business in two reportable segments in fiscal 2001 and fiscal 2002: Avenue Retail (retail stores) and Shop @ Home (catalog and internet). In deciding how to allocate resources and assess performance, the Company regularly evaluated the performance of its operating segments on the basis of net sales and earnings (losses) from operations. The Company assesses retail store performance on a regional basis. However, these operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

In March 2003, the Company suspended its catalog operations indefinitely and management no longer considered its Shop@Home business to be of continuing significance. The only remaining Shop@Home business is the Company’s website. The website both functions as a vehicle for advertising merchandise available at Avenue retail stores and sells a selection of the merchandise that can be found in these stores. Since the website is considered to have similar characteristics to the Company’s retail stores, the Company has concluded that the website’s financial information should be aggregated with the retail store financial information. Consequently, as a result of the suspension of the catalog business, the Company has only one reportable segment for fiscal 2003. Accordingly, prior year segment information has been recast to no longer show separate segment results, to be comparable with the current year.

18. Contingencies

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.

In addition, on May 1, 2003, a suit in California Superior Court, Los Angeles County, styled Erik Stanford vs. United Retail Incorporated was served on the Company by a former store manager in California. On March 3, 2004, an amended complaint was served that added another plaintiff. The suit is purportedly a class action on behalf of certain current and former associates in California in the previous four years.

The plaintiffs in the Stanford case assert state wage and hour claims.

The Company intends to oppose class certification strongly and to defend the Stanford case vigorously on the merits.

Although counsel is unable at this early stage to predict the ultimate outcome of the Stanford case, management does not believe that the case will have a material impact on the Company’s financial position. However, given the uncertainty at this stage, it is possible that if either an adverse judgment for damages is rendered or a negotiated settlement is agreed upon, the amount payable could be material to the Company’s annual results of operations or cash flows.

19. Supplemental Financial Data (Unaudited)

	Fiscal 2002
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Net sales	$115,574	$113,674	$97,019	$105,697
Gross profit	30,785	21,065	17,326	19,163
Operating income (loss)	4,772	(7,077)	(7,687)	(12,779)
Net income (loss)	$2,876	($4,639)	($5,232)	($16,082)
Net income (loss) per common share:
Basic	$0.22	($0.35)	($0.40)	($1.24)
Diluted	$0.21	($0.35)	($0.40)	($1.24)

	Fiscal 2003
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Net sales	$101,530	$104,790	$88,535	$101,410
Gross profit	22,169	21,671	17,803	20,855
Operating loss	(4,211)	(3,945)	(5,839)	(4,794)
Net loss	($4,545)	($4,246)	($6,247)	($4,032)
Net loss per common share:
Basic	($0.35)	($0.33)	($0.48)	($0.31)
Diluted	($0.35)	($0.33)	($0.48)	($0.31)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES.

(a)     A committee of senior managers in the Company's Finance Department, chaired by the Chief Financial Officer, coordinates disclosure controls and procedures (as defined by 1934 Act Rule 13a-14(c)) with respect to information required to be disclosed by the Company ("Disclosures") in filings with the Commission. The Company's disclosure controls and procedures are designed to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

Each fiscal quarter, the Company performs a formal evaluation, in which the Company's Chief Executive Officer and Chief Financial Officer participate, of the Company's disclosure controls and procedures. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that, as of January 31, 2004, these controls and procedures provided reasonable assurance that Disclosures were (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission's rules and forms.

(b)     During the fourth quarter of fiscal 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Part III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Registrant

The subsection under “Election of Directors” captioned “Business and Professional Experience” in the Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant and Subsidiaries

In addition to Raphael Benaroya and George R. Remeta, whose employment history with the Corporation is described in the Proxy Statement, the executive officers of the Corporation are the following:

Kenneth P. Carroll, age 61, has been United Retail Group, Inc.’s Senior Vice President — General Counsel for more than five years.

Paul McFarren, age 40, has been the Chief Information Officer of United Retail Group, Inc. since October 2000 with the title of Senior Vice President since August 2003. Previously, he was Vice President of Worldwide Field Operations of LVMH, a consumer goods manufacturer, for two years.

Jon Grossman, age 46, has been Vice President – Finance of United Retail Group, Inc. for more than five years.

The term of office of the Corporation’s executive officers will expire immediately after the 2004 annual meeting of stockholders of United Retail Group, Inc., scheduled for May 2004 but officers are always subject to removal from office by the Board of Directors in its discretion.

The subsection under “Executive Compensation” captioned “Employment and Bonus Agreements” in the Proxy Statement is incorporated herein by reference.

The executive officers of the Corporation’s subsidiaries are the following:

Ellen Demaio, age 46, has been Senior Vice President — Merchandise of United Retail Incorporated for more than five years.

Terri Meichner, age 46, has been Senior Vice President-AVENUE BODY of United Retail Incorporated since September 2002. Previously, she was Vice President-Intimate Apparel and Hosiery of Federated Merchandising Group, which serviced chains of department stores, since May 1998.

Raymond W. Brown, age 44, has been Vice President — Associate Services of United Retail Incorporated for more than five years.

Julie L. Daly, age 49, has been a Vice President of United Retail Incorporated for more than five years, most recently as Vice President-Strategic Planning and Special Projects.

Kent Frauenberger, age 57, has been Vice President — Logistics of United Retail Logistics Operations Incorporated for more than five years.

Brian French, age 43, has been Vice President – Store Development of United Retail Incorporated since March 2002. For one year prior, he was the Company’s Vice President – Construction. Previously, he was Director of Store Construction of United Retail Incorporated since July 1999. Earlier, he was Director of Special Projects for Venator Group Realty, Inc., a mall operator, for a year.

Scott Lucas, age 49, has been a senior sales executive with United Retail Incorporated for more than five years with the title of Vice President-Sales, Western Region since August 2003.

Patrick McGahan, age 52, has been national Vice President-Sales of United Retail Incorporated since October 2003. Previously he held similar positions with Bebe Stores, a retail chain, from April 2003 to February 2002 and with the Structure chain of stores operated by Limited Brands, Inc. for many years prior to August 2000.

Cinthia Menolascino, age 45, has been Vice President – Product Design and Development of United Retail Incorporated since August 2001. She has been employed in design positions with the Company for more than five years.

Mark Nitkey, age 44, has been Vice President – Chief Architect of United Retail Incorporated since April 2002. Previously he was Senior Director of Global Store Design for The Gap, Inc. for more than three years.

Bradley Orloff, age 46, has been Vice President — Marketing of United Retail Incorporated for more than five years.

Gerald Schleiffer, age 52, has been Vice President — Planning and Distribution of United Retail Incorporated since August 1999. Previously, he was Vice President — Planning and Allocation of Nine West, Inc., a shoe retailer, for a year.

Fredric E. Stern, age 55, has been Vice President — Controller of United Retail Incorporated for more than five years.

The section captioned “Section 16(a) – Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

This paragraph includes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

Codes of Ethics

Separate corporate codes of ethics apply to the Corporation’s officers, to Directors who are not employed by the Corporation and to associates of the Corporation’s subsidiaries. The code for officers of the Corporation has been filed as an exhibit to this Report. The several codes reflect the distinct responsibilities of the different persons covered.

Audit Committee

The Corporation’s Board of Directors has determined that at least one audit committee financial expert serves on its Audit Committee, namely, Joseph Ciechanover. Mr. Ciechanover is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the 1934 Act.

The subsection under “Election of Directors” captioned “Information Concerning the Audit Committee” in the Proxy Statement is incorporated herein by reference.

Nominating Committee

The Nominating Committee recommends a slate of nominees to the Board of Directors for submission to a stockholder vote. The Nominating Committee considers the comparative qualifications of (i) incumbent Directors who are willing to stand for reelection, (ii) other candidates, if any, whom the Committee invites to apply and (iii) volunteers, if any, including any recommended in a timely manner by a stockholder of the Company.

The Nominating Committee’s review process for active candidates for nomination commences in the second week of January. A stockholder wishing to submit the name of one or more candidates for consideration by the Committee should do so by letter to the Committee in care of the Company’s Secretary addressed to the Company’s headquarters and delivered before the third week of January. An address should be provided for the candidate(s) to receive application materials, including a consent to background and reference checks by the Committee and an autobiographical questionnaire, to be completed, signed and returned to the Secretary. Candidates should be available for interviews upon request.

The Nominating Committee may select its slate of nominees after the last day on which a stockholder can give notice of intent to present a nomination at the annual meeting of stockholders. Any nominations for election as Directors of the Company that a stockholder intends to present personally at the 2005 Annual Meeting of Stockholders but which are not received in proper form by the Secretary of the Company at the principal executive offices of the Company on or before February 28, 2005 will be omitted by the Company from the proxy statement and form of proxy relating to that meeting and may not properly be brought before the meeting. The submission of the name of one or more candidates for consideration by the Committee shall not satisfy the requirement to give notice of intent to present a nomination personally at the annual meeting of stockholders.

ITEM 11.     EXECUTIVE COMPENSATION.

The section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The sections captioned “Security Ownership of Principal Stockholders” and “Security Ownership of Management” in the Proxy Statement are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section captioned “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The section captioned “Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)        Consolidated Financial Statements of the Corporation for fiscal 2003 are included herein.

The following exhibits are filed herewith:

Number	Description
3	Restated By-laws of the Corporation
10.1*	Form of Tandem Bonus Plan Agreement
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406
23.1	Consent of Independent Accountants for the Corporation, dated April 21, 2004
31	Certifications pursuant to Section 302

Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
21	Subsidiaries of the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendments to Restated Supplemental Retirement Savings Plan ("SRSP")

The 2003 Stock Option Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation’s Annual Report on Form 10-K, as amended, for the year ended February 1, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated January 31, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT
10.2*	Amendment to SRSP

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 2, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated December 6, 2002, to Benaroya Employment Agreement
10.2*	Amendment, dated December 6, 2002, to Remeta Employment Agreement
10.3*	Amendment, dated December 6, 2002, to Carroll Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated August 2, 2002, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT
10.2*	Amendment to SRSP
10.3	Purchase and Sale Agreement, dated as of July 1, 2002, between Raphael Benaroya and the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 4, 2002 is incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated May 30, 2002, to Benaroya Employment Agreement

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended February 2, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated April 5, 2002, to Private Label Credit Card Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank ("Private Label Credit Card Program Agreement")
10.2	Amendment, dated December 29, 1999, to Private Label Credit Card Program Agreement
10.3	Amendment, dated August 19, 1999, to Private Label Credit Card Program Agreement
10.4*	Letter, dated March 1, 2002, from the Corporation to Raphael Benaroya with respect to the cost of living adjustment under the Benaroya Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated November 29, 2001, to Benaroya Employment Agreement
10.2*	Amendment, dated November 29, 2001, to Remeta Employment Agreement
10.3*	Amendment, dated November 29, 2001, to Carroll Employment Agreement
10.4*	Summary Plan Description for United Retail Group, Inc. Incentive Compensation Program for Executives
10.5*	Amendment, dated October 1, 2001, to Private Label Credit Card Program Agreement (Confidential portions filed separately with the Secretary of the Commission)
10.6*	Promissory note, dated November 30, 2001, from Raphael Benaroya to the Corporation (paid as of July 1, 2002)

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 4, 2001 is incorporated herein by reference:

Number in Filing	Description
10.1*	Restated Stock Appreciation Rights Plan

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

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.2*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1	Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto
10.2	Private Label Credit Card Program Agreement
10.4*	Restated 1990 Stock Option Plan as of March 6, 1998
10.5*	Restated 1990 Stock Option Plan as of May 28, 1996
10.6*	Restated 1996 Stock Option Plan as of March 6, 1998

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 are incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement
10.2*	Amendment to SRSP

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

Number in Filing	Description
10.1*	SRSP

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

(b)     Current Reports on Form 8-K were submitted by the Corporation (i) on January 8, 2004 that filed the most recent amendment to the Financing Agreement and that furnished a press release that disclosed the Corporation’s sales for December 2003, among other things and (ii) on November 18, 2003 that furnished a press release that disclosed the Corporation’s results of operations for the third quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) UNITED RETAIL GROUP, INC.

Date: April 22, 2004	By: /S/RAPHAEL BENAROYA Raphael Benaroya Chairman of the Board, President and Chief Executive Offficer

LIMITED POWER OF ATTORNEY

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 22, 2004.

Signature	Title

/S/RAPHAEL BENAROYA Raphael Benaroya Principal Executive Officer	Chairman of the Board President Chief Executive Officer and Director

/S/GEORGE R. REMETA George. R. Remeta Principal Financial Officer	Vice Chairman, Chief Administrative Officer and Director

/S/JON GROSSMAN Jon Grossman Principal Accounting Officer	Vice President-Finance

/S/JOSEPH A. ALUTTO Joseph A. Alutto	Director

/S/JOSEPH CIECHANOVER Joseph Ciechanover	Director

/S/MICHAEL GOLDSTEIN Michael Goldstein	Director

/S/ILAN KAUFTHAL Ilan Kaufthal	Director

/S/VINCENT P. LANGONE Vincent P. Langone	Director

/S/RICHARD W. RUBENSTEIN Richard W. Rubenstein	Director

EXHIBIT INDEX

(a)     The following exhibits are filed herewith:

Number	Description
3	Restated By-laws of the Corporation
10.1*	Form of Tandem Bonus Plan Agreement
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406
23.1	Consent of Independent Accountants for the Corporation, dated April 21, 2004
31	Certifications pursuant to Section 302

Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
21	Subsidiaries of the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendments to Restated Supplemental Retirement Savings Plan ("SRSP")

The 2003 Stock Option Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation’s Annual Report on Form 10-K, as amended, for the year ended February 1, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated January 31, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT
10.2*	Amendment to SRSP

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 2, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated December 6, 2002, to Benaroya Employment Agreement
10.2*	Amendment, dated December 6, 2002, to Remeta Employment Agreement
10.3*	Amendment, dated December 6, 2002, to Carroll Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated August 2, 2002, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT
10.2*	Amendment to SRSP
10.3	Purchase and Sale Agreement, dated as of July 1, 2002, between Raphael Benaroya and the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 4, 2002 is incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated May 30, 2002, to Benaroya Employment Agreement

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended February 2, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated April 5, 2002, to Private Label Credit Card Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank ("Private Label Credit Card Program Agreement")
10.2	Amendment, dated December 29, 1999, to Private Label Credit Card Program Agreement
10.3	Amendment, dated August 19, 1999, to Private Label Credit Card Program Agreement
10.4*	Letter, dated March 1, 2002, from the Corporation to Raphael Benaroya with respect to the cost of living adjustment under the Benaroya Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated November 29, 2001, to Benaroya Employment Agreement
10.2*	Amendment, dated November 29, 2001, to Remeta Employment Agreement
10.3*	Amendment, dated November 29, 2001, to Carroll Employment Agreement
10.4*	Summary Plan Description for United Retail Group, Inc. Incentive Compensation Program for Executives
10.5*	Amendment, dated October 1, 2001, to Private Label Credit Card Program Agreement (Confidential portions filed separately with the Secretary of the Commission)
10.6*	Promissory note, dated November 30, 2001, from Raphael Benaroya to the Corporation (paid as of July 1, 2002)

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 4, 2001 is incorporated herein by reference:

Number in Filing	Description
10.1*	Restated Stock Appreciation Rights Plan

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

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.2*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1	Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto
10.2	Private Label Credit Card Program Agreement
10.4*	Restated 1990 Stock Option Plan as of March 6, 1998
10.5*	Restated 1990 Stock Option Plan as of May 28, 1996
10.6*	Restated 1996 Stock Option Plan as of March 6, 1998

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 are incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement
10.2*	Amendment to SRSP

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 2, 1996 is incorporated herein by reference:

Number in Filing	Description
10.1*	SRSP

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