Form 10-Q
period 2004-05-01
UNITED RETAIL GROUP INC/DE
filed 2004-06-14
CIK 881905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

As of May 1, 2004, 12,937,304 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right, were outstanding. The units are referred to herein as “shares.”

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	ASSETS	May 1, 2004 (Unaudited)	January 31, 2004	May 3, 2003 (Unaudited)
Current Assets:
Cash and cash equivalents		$14,344	$14,421	$12,143
Accounts receivable		1,703	1,789	1,626
Inventory		60,787	49,054	67,821
Prepaid rents		4,740	4,826	4,932
Other prepaid expenses		1,712	2,044	1,711
Total current assets		83,286	72,134	88,233

Property and equipment, net		73,717	76,710	84,924
Deferred compensation plan		5,114	4,893	4,144
Trademarks, net of accumulated
amortization of $405, $389 and $341		478	493	541
Other assets		1,386	1,465	1,526
Total Assets		$163,961	$155,695	$179,368

	LIABILITIES
Current liabilities:
Short-term distribution center financing		$650	$635	$998
Short-term capital leases		2,062	2,086	1,998
Accounts payable and other		29,902	19,795	31,152
Disbursement accounts		9,007	9,434	8,047
Accrued expenses		21,538	21,737	20,869
Total current liabilities		63,159	53,687	63,064

Long-term distribution center financing		3,158	3,326	3,807
Long-term capital leases		3,148	3,646	5,241
Long-term deferred compensation plan		5,114	4,893	4,144
Other long-term liabilities		12,725	10,123	8,584
Total liabilities		87,304	75,675	84,840
	STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock
$.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,248,200 shares		14	14	14
Additional paid-in capital		83,696	83,696	83,679
Retained earnings		623	3,986	18,511
Treasury stock (1,310,896 shares) at cost		(7,676)	(7,676)	(7,676)
Total stockholders' equity		76,657	80,020	94,528
Total liabilities and stockholders' equity		$163,961	$155,695	$179,368

The accompanying notes are an integral part of the Consolidated Financial Statements

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net Sales	$97,519	$101,530

Cost of goods sold, including
buying and occupancy costs	76,645	79,361

Gross profit	20,874	22,169

General, administrative and
store operating expenses	23,972	26,380

Operating Loss	(3,098)	(4,211)

Interest expense, net	216	252

Loss before income taxes	(3,314)	(4,463)

Provision for income taxes	49	82

Net loss	($3,363)	($4,545)

Net loss per share
Basic	($0.26)	($0.35)
Diluted	($0.26)	($0.35)

Weighted average number of
shares outstanding
Basic	12,937,304	12,937,304
Common stock equivalents
(stock options)	-	-
Diluted	12,937,304	12,937,304

The accompanying notes are an integral part of the Consolidated Financial Statements

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Cash Flows From Operating Activities:
Net loss	($3,363)	($4,545)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,007	3,139
Amortization of deferred charges and other
intangible assets	117	128
Loss on disposal of assets	26	251
Deferred compensation	1	78
Deferred lease assumption revenue amortization	(2)	(16)
Changes in operating assets and liabilities:
Accounts receivable	86	1,368
Income taxes	34	43
Inventory	(11,733)	(6,252)
Accounts payable and accrued expenses	9,886	4,898
Prepaid expenses	418	619
Other assets and liabilities	2,599	221
Net Cash Provided by (used in) Operating Activities	1,075	(68)

Investing Activities:
Capital expenditures	(40)	(594)
Deferred payment for property and equipment	(10)	4

Net Cash Used in Investing Activities	(50)	(590)

Financing Activities
Repayments of long-term debt	(153)	(376)
Payments on capital lease obligations	(522)	(488)
Increase (decrease) in disbursement accounts	(427)	(3,875)
Issuance of short-term debt	-	290
Repayments of short-term debt	-	(290)

Net Cash Used in Financing Activities	(1,102)	(4,739)

Net decrease in cash and cash equivalents	(77)	(5,397)
Cash and cash equivalents, beginning of period	14,421	17,540
Cash and cash equivalents, end of period	$14,344	$12,143

The accompanying notes are an integral part of the Consolidated Financial Statements

UNITED RETAIL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of United Retail Group, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of and for the thirteen weeks ended May 1, 2004 and May 3, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s 2003 Annual Report and 2003 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

Certain prior year balances have been reclassified to conform with the current year presentation.

2. Net Loss Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic shares because for the thirteen weeks ended May 1, 2004 and May 3, 2003, the effect of stock options is anti-dilutive.

Options to purchase shares of common stock which were not included in the computation of diluted per share data were as follows:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003

Options	1,931,812	1,841,572
Range of option prices per share	$1.80 - $15.13	$2.25 - $15.13

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions under SFAS No. 123, “Accounting For Stock-Based Compensation” to stock-based employee compensation:

	Thirteen Weeks Ended
(dollars in thousands except for per share amounts)	May 1, 2004	May 3, 2003

Reported net loss	($3,363)	($4,545)
Add back: Compensation expense	-	78
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(75)	(69)

Pro forma net loss	($3,438)	($4,536)

Loss per share:
Basic - as reported	($0.26)	($0.35)
Basic - pro forma	($0.27)	($0.35)

Diluted - as reported	($0.26)	($0.35)
Diluted - pro forma	($0.27)	($0.35)

3. Financing Arrangements

In 1993, the Company executed a ten-year $7.0 million note bearing interest at 7.3%. Interest and principal were payable in equal monthly installments beginning November 1993. Final payment on this note was made in October 2003.

In 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64%. Interest and principal are payable in equal monthly installments beginning May 1994. The loan is collateralized by a mortgage on the national distribution center owned by the Company in Troy, Ohio.

The Company and certain of its subsidiaries, (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997 (the “Financing Agreement”), with The CIT Group/Business Credit, Inc.(“CIT”). The Financing Agreement was extended and expanded during fiscal 2003. The term was extended three years to August 15, 2008. The line of credit was increased from $40 million to $50 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

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

The line of credit is collateralized by a security interest in i) inventory and its proceeds ii) bank credit card receivables and iii) the balance on deposit from time to time in a bank account that has been pledged to the lenders.

At May 1, 2004, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $22.4 million, trade letters of credit for the account of the Companies were outstanding in the amount of $22.1 million, standby letters of credit were outstanding in the amount of $5.5 million and no loan from CIT was outstanding. The Company’s cash and cash equivalents of $14.3 million were unrestricted.

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

In January 2002 through January 2003, the Company executed a series of three-year capital lease agreements for call center systems at the Company’s national distribution center in Troy, Ohio, bearing interest at rates between 6.09% and 6.64% per annum aggregating approximately $1.4 million. The Company has the option of buying the systems at the end of the term for a nominal price.

4. Income Taxes

Reconciliation of the provision for income taxes from the U.S. Federal statutory rate to the Company’s effective rate is as follows (dollars in thousands):

	Thirteen Weeks Ended
	May 1, 2004		May 3, 2003

Tax at Federal rate	($1,160)	(35.0%)	($1,562)	(35.0%)
State income taxes, net of
Federal benefit	(56)	(1.7%)	(13)	(0.3%)
Change in State NOL	(68)	(2.0%)	(451)	(10.1%)
Other	7	0.2%	7	0.2%
Sub-total	(1,277)	(38.5%)	(2,019)	(45.2%)

Change in deferred tax
valuation allowance	1,326	40.0%	2,101	47.0%

	$49	1.5%	$82	1.8%

In November 2003, the Company agreed in principle with the Internal Revenue Service (“IRS”) on a settlement and the closure of its examination of the Company’s tax returns for the years through 1996.

In November 2003, the Company also agreed in principle with the IRS on the settlement of a matter related to tax refund claims the Company had filed for research credits and for deductions attributable to certain bank financing transactions during 1989 to 1992. Although only a preliminary settlement has been reached with the IRS, in April 2004, the Company received payment from the IRS in the amount of $2.5 million (which includes $1.2 million representing interest). The Company has not received final clearance from the IRS. Upon receipt of final clearance, the Company will recognize the benefit of the refund claims, including the related interest thereon. It is anticipated that the $1.3 million refund will be recorded as an increase to stockholders’ equity as it relates to stock warrant deductions and the $1.2 million interest amount will be recorded in the Company’s results of operations. An additional payment estimated to be approximately $0.7 million is also expected in connection with the claim related to research credits and when received, this item would be recorded in the Company’s operating results.

Significant components of the Company’s deferred tax assets and liabilities as of May 1, 2004 are summarized below (dollars in thousands):

Gross asset:
Federal NOL and other
tax attributes	$13,130
State NOL's	5,911
Accruals and reserves	4,098
Inventory	659
Compensation	602
24,400

Gross liability:
Depreciation	(3,209)

Valuation allowance	(21,191)

Net deferred tax asset	$ -

The Company recorded a $7.3 million non-cash charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards in the fourth quarter of fiscal 2002. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), which places significant importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s cumulative loss in the three-year period ended February 1, 2003, which included the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require a full valuation allowance under the provisions of SFAS No. 109. The Company recorded additional valuation allowances of $12.6 million and $1.3 million in the fiscal year ended January 31, 2004 and quarter ended May 1, 2004, respectively. The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

5. Stock Appreciation Rights Plan

Commencing in May 2000 and annually thereafter, each nonmanagement Director received an award under the Company’s Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously under the Company’s Stock Option Plans. The payment will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the exercise price of the corresponding option plus any personal income tax withholding on the gain arising from the exercise.

6. Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003

Net cash interest expense
paid, including interest
income of $14 and $10	$193	$256

Income taxes paid	$15	$39

There were no non-cash investing activities for the thirteen weeks ended May 1, 2004 and May 3, 2003.

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

___________
* Excluding shop@home sales
**U.S. Dept. of Labor, U.S. City Average, Women’s and Girls’ Apparel

Operating Results

The declines in sales per average store from fiscal 2001 to fiscal 2003 adversely affected operating results.

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

The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities. Management believes that these sources of liquidity will continue to be adequate to meet the Company’s cash requirements for 12 months after the date of this Report. The preceding sentence constitutes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption “Future Results.” In the event the Company incurs an operating loss in fiscal 2004 materially higher than in fiscal 2003, additional sources of liquidity might be required.

The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for building the stores that it plans to open, renovating certain other stores and replacing fixtures where appropriate.

DISCUSSION AND ANALYSIS

First Quarter of Fiscal 2004 Versus First Quarter of Fiscal 2003

This section provides details about the material line items in the Company’s statement of operations.

Net sales for the first quarter of fiscal 2004 decreased 4.0% from the first quarter of fiscal 2003, to $97.5 million from $101.5 million. The decrease was principally from fewer units sold per store. Comparable store sales for the first quarter of fiscal 2004 decreased 2.2%. (Comparable store sales are at stores that were open at least 12 months; this measure of sales performance is commonly used by specialty retail industry analysts.) Average number of stores decreased from 550 to 534. See, “Stores.”

Gross profit decreased to $20.9 million in the first quarter of fiscal 2004 from $22.2 million in the first quarter of fiscal 2003 decreasing as a percentage of net sales to 21.4% from 21.8%. Gross profit as a percentage of net sales decreased principally because of lower merchandise margins, partially offset by lower marketing expenses. Gross profit levels in the future will be subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses decreased to $24.0 million in the first quarter of fiscal 2004 from $26.4 million in the first quarter of fiscal 2003, decreasing as a percentage of net sales to 24.6% from 26.0%. The percentage decrease was principally because of lower insurance expense in the current quarter.

The Company incurred operating losses of $3.1 million in the first quarter of fiscal 2004 and $4.2 million in the first quarter of the previous year.

The Company’s effective tax rate was 1.5% for the first quarter of fiscal 2004 and 1.8% for the first quarter of fiscal 2003. The primary factor contributing to this rate in each period was that the Company provides a valuation allowance for its net deferred tax assets. The tax valuation allowance was increased by $1.3 million in the first quarter of fiscal 2004 and by $2.1 million in the first quarter of fiscal 2003.

The provision for income taxes was $49,000 for the first quarter of fiscal 2004 and $82,000 for the first quarter of fiscal 2003.

The Company incurred net losses of $3.4 million in the first quarter of fiscal 2004 and $4.5 million in fiscal 2003.

See, “Critical Accounting Policies” for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

May Sales Results

Net sales for May 2004 decreased 2.5% from May 2003, to $36.0 million from $36.9 million. Comparable store sales for the month declined 1.2%.

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

Cash Flow

Net cash provided from operating activities was $1.1 million in the first quarter of fiscal 2004 compared with net cash used in operating activities of $0.1 million in the first quarter of fiscal 2003. This improvement resulted principally from (i) a larger increase in accounts payable and accrued expenses ($9.9 million in the first quarter of fiscal 2004 versus $4.9 million in the first quarter of fiscal 2003) and (ii) a larger improvement in the balance of other assets and liabilities ($2.6 million versus $0.2 million), primarily from receipt in the first quarter of fiscal 2004 of a federal income tax refund and related interest, partially offset by a larger increase in inventory from year end to quarter end ($11.7 million in the first quarter of fiscal 2004 versus $6.3 million in the first quarter of fiscal 2003).

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents were $14.3 million at May 1, 2004 compared with $12.1 million at May 3, 2003 and $14.4 million at January 31, 2004.

During the first quarter of fiscal 2004, a planned decrease in inventories was implemented. Inventories were stated at $60.8 million at May 1, 2004 compared with $67.8 million at May 3, 2003, principally as a result of fewer units, and compared with $49.1 million at January 31, 2004. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment decreased to $73.7 million at May 1, 2004 from $84.9 million at May 3, 2003, principally from depreciation, compared with $76.7 million at January 31, 2004.

Other Liquidity Sources

Import purchases by the Company are made in U.S. dollars. Imports are generally financed by trade letters of credit. They constituted approximately 53% of total purchases in fiscal 2003.

The Financing Agreement was extended and expanded during fiscal 2003. The term was extended three years to August 15, 2008. The line of credit was increased from $40 million to $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At May 1, 2004, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $22.1 million and standby letters of credit were outstanding in the amount of $5.5 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.

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

The combined borrowing capacity of the Companies is cyclical due to the seasonality of the retail industry. At May 1, 2004, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $22.4 million; the Pledged Account had a zero balance; the Companies’ cash on hand was unrestricted; and no loan was outstanding.

The line of credit is collateralized by a security interest in (i) inventory and its proceeds, (ii) receivables from credit card companies and (iii) the balance from time to time in the Pledged Account.

The Financing Agreement includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to making certain investments, declaring or paying dividends, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business.

The Company has drawn on the revolving loan facility under the Financing Agreement from time to time to meet its peak working capital requirements. Interest is payable monthly based on a 360-day year either at the prime rate plus an incremental percentage up to 0.75% per annum or at the LIBOR rate plus an incremental percentage ranging from 1.75% to 2.50% per annum. The borrower can select either the prime rate or the LIBOR rate as the basis for determining the interest rate. In either case, the incremental percentage is determined by the average excess availability.

The Company’s obligation to pay customs duties on merchandise imports was collateralized by an unsecured surety bond for $1.5 million during the first quarter of fiscal 2003. The surety bond is now $2.0 million. The tightening market for surety bonds has made it necessary for the Company to support the surety bond with a standby letter of credit under the Financing Agreement in the amount of $0.5 million.

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

In November 2003, the Company also agreed in principle with the IRS on the settlement of a matter related to tax refund claims the Company had filed for research credits and for deductions attributable to certain bank financing transactions during 1989 to 1992. Although only a preliminary settlement has been reached with the IRS, in April 2004, the Company received payment from the IRS in the amount of $2.5 million (which includes $1.2 million representing interest.) The Company has not received final clearance from the IRS. Upon receipt of final clearance, the Company will recognize the benefit of the refund claims, including the related interest thereon. It is anticipated that the $1.3 million refund will be recorded as an increase to stockholders’ equity as it relates to stock warrant deductions and the $1.2 million interest amount will be recorded in the Company’s results of operations. An additional payment estimated to be approximately $0.7 million is also expected in connection with the claim related to research credits and, when received, this item would be recorded in the Company’s operating results.

Capital Expenditures

This section and the one that follows provide details about certain uses of cash by the Company.

Capital expenditures in the first quarter of fiscal 2004 were less than $0.1 million compared with $0.6 million in the first quarter of fiscal 2003.

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

Principal Contractual Obligations and Certain Other Commercial Commitments

The principal contractual obligations of the Company and certain other commercial commitments at May 1, 2004 (see, also “Critical Accounting Policies – Incurred But Not Reported Claims For Personal Injuries and Medical Benefits”) are summarized in the following charts:

	Payments Due by Period (000's omitted)
Principal Contractual Obligations	Total Payments Due (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Fixture Capital Leases*	$4,720	$1,645	$3,075	$0	$0
Distribution Center Mortgage*	3,808	650	1,480	1,678	0
Call Center Systems Capital Lease	490	417	73	0	0
Total	$9,018	$2,712	$4,628	$1,678	$0

	Amount of Commitment Per Period (000's omitted)
Certain Other Commercial Commitments	Total Amounts Committed (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Trade Letters of Credit**	$22,051	$22,051	$0	$0	$0
Standby Letters of Credit	5,545	5,545	0	0	0
Customs Duties Bond***	1,000	1,000	0	0	0
Operating Leases	261,083	42,728	72,803	55,715	89,837
Total	$289,679	$71,324	$72,803	$55,715	$89,837

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

***The Company maintains a surety bond for customs duties in the amount of $1.5 million, which is supported by a standby letter of credit in the amount of $0.5 million included on the Standby Letters of Credit line.

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

During the first quarter of fiscal 2004, the Company funded repayments of long term debt and payments on capital lease obligations and net cash used in investing activities from net cash provided from operating activities. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities.

Management believes that these sources of liquidity will continue to be adequate for 12 months after the date of this Report to meet the Company’s cash requirements.

In the women’s retail specialty apparel industry, operating results of businesses, especially businesses that emphasize fashionable merchandise, can vary significantly over time because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; variations in weather patterns; fluctuations in consumer acceptance of the Company’s products; and changes in the ability to develop new merchandise. In the event the Company incurs an operating loss in fiscal 2004 materially higher than in fiscal 2003, additional sources of liquidity might be required.

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

At the end of the first fiscal quarter of each year, management values prior season merchandise to achieve historical margin rates. A markdown reserve is established to reduce the carrying value of the prior season merchandise. Also, a markdown reserve is established by management to reduce the carrying value of obsolete categories of merchandise to their estimated net realizable value.

The markdown reserves at the end of the first quarter of fiscal 2004, fiscal 2003 and fiscal 2002, respectively, ranged from a high of $1.0 million to a low of $0.2 million. Giving effect to these reserves, inventories were stated at approximately $60.8 million at May 1, 2004, $67.8 million at May 3, 2003 and $72.3 million at May 4, 2002.

Markdown reserves are likely to continue to fluctuate, principally because the market environment is dynamic for the reasons set forth above.

Recording a reserve reduces the inventory on the Company’s balance sheet and is charged to the Company’s cost of sales. If inventories, net of reserves, were overestimated at the end of a period, assets and income for that period would be overstated and margins for the beginning of the next period would be lower. (The opposite would be true if inventories were underestimated.)

Management believes that the inventories shown on the balance sheets at May 1, 2004 and May 3, 2003 included in the financial statements contained in this Report were properly stated in all material respects. Further, margins in the quarter that followed May 3, 2003 were within the historical range of margins for the second fiscal quarter, indicating that the inventory valuation at May 3, 2003 was estimated properly.

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

If the outcome of claims made with respect to a fiscal period were to exceed the recorded IBNR liability for that period, the liabilities on the balance sheet would have been understated and income would have been overstated for the period in question. (The opposite would be true if the subsequent outcome was less than the recorded IBNR liability.)

As the use of different estimates would change the IBNR liability recorded materially, a consistent approach to estimating liability for IBNR Claims is one of the Company’s important accounting objectives.

Management believes that the liabilities for IBNR Claims reflected in the balance sheets at May 1, 2004 and May 3, 2003 included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of different than anticipated inflation in medical costs.

Tax Valuation Allowance

In fiscal 2002, the Company recorded a $7.3 million charge to establish a valuation allowance for its net deferred tax assets. The tax valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which places significant importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a tax valuation allowance. The tax valuation allowance was increased by $12.6 million in fiscal 2003 and by $1.3 million in the first quarter of fiscal 2004.

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

Under the Credit Card Program Agreement, the Bank issues credit cards to eligible Company customers who apply to the Bank. Net credit sales volume with the Bank increased to $27.5 million in the first quarter of fiscal 2004 from $25.2 million in the first quarter of fiscal 2003. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company’s AVENUE service mark and the Bank’s name. The credit cards are used only for merchandise and services offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

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

Receivables as defined in the Credit Card Program Agreement at the close of the last billing cycle in the quarter were $70.7 million at May 1, 2004 and $71.5 million at May 3, 2003.

The credit card program premium (or, potentially, discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank. Costs are based on the volume of credit card program processing activities performed by the Bank.

General, administrative and store operating expenses were offset in part by premiums received from the Bank of $1.0 million in the first quarter of fiscal 2004 and $0.7 million in the first quarter of fiscal 2003. The increase in premiums from the Bank was primarily due to a decrease in bad debt write-offs by the Bank.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program. For up to the first $85 million of receivables, cost of funds means the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points to be reset every three months (the published CMT rate was 1.55% per annum at May 1, 2004). However, the CMT rate shall not be more than 6.75% per annum and not be less than 5.00% per annum for the purpose of this calculation. (The Bank’s receivables for the program were less than $85 million at May 1, 2004, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

Stores

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 533 stores at May 1, 2004.

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

Retail selling space was approximately 2.3 million square feet at May 1, 2004 and 2.4 million square feet at May 3, 2003.

Depreciation and amortization of property and equipment relate principally to assets in stores and were $3.0 million in the first quarter of fiscal 2004 and $3.1 million in the first quarter of fiscal 2003.

E-Commerce

The Company has an Internet site (www.avenue.com) that sells a selection of the merchandise that is also for sale in the Company’s stores. The Company ships its avenue.com orders from its national distribution center in Troy, Ohio.

Sales on the website have not been material to the Company’s operations.

Suspension of Catalog Operations

The Company mailed catalogs until March 2003, when the Company suspended catalog mailings indefinitely.

Stock Repurchases

The Company did not repurchase shares of its own stock in the first quarter of fiscal 2004. The Company has no plans to repurchase shares of its own stock at present except with trust funds under the Company’s Supplemental Retirement Savings Plan to satisfy obligations that are expected to arise under that plan to invest a portion of participants’ accounts in Company stock.

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

The following factors, among others, could affect the Company’s actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: war risk; shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; variations in weather patterns; fluctuations in consumer acceptance of the Company’s products; changes in the ability to develop new merchandise; store lease expirations; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company’s manufacturers to deliver products in a timely manner; and political instability and other risks associated with foreign sources of production. Also, in the Fall season of fiscal 2004, the transition from the international quota system for apparel may disrupt imports into the United States. As a result of these variables, management believes that it is not possible to make reliable projections that the Company’s operating results will fall within a defined narrow range.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4. CONTROLS AND PROCEDURES

  The Company performed an evaluation, in which the Company's Chief Executive Officer and Chief Financial Officer participated, of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-14(c)) with respect to information required to be disclosed by the Company ("Disclosures") in filings with the Securities and Exchange Commission (the "Commission"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that, as of May 1, 2004, these controls and procedures provided reasonable assurance that Disclosures are (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission's rules and forms.
  During the first quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed herewith:

Number	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder
31	Certifications pursuant to Section 302

The following exhibit is furnished herewith:

Number	Description
32	Certifications pursuant to Section 906

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-Laws of the Corporation
10.1*	Tandem Merit Bonus Plan
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Business Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K, dated January 8, 2004, is incorporated herein by reference.

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
21	Subsidiaries of the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment to Restated Supplemental Retirement Savings Plan

The 2003 Stock Option Plan set forth as the appendix to the Corporation's proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation's Annual Report on Form 10-K, as amended, for the year ended February 1, 2003 are incorporated herein by reference:

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

(b)   During the first quarter of fiscal 2004, the Company filed a Current Report on Form 8-K, dated February 17, 2004, to furnish summary financial information for the fourth quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)     UNITED RETAIL GROUP, INC.

Date: June 14, 2004	By:/s/ GEORGE R. REMETA George R. Remeta Vice Chairman of the Board and Chief Administrative Officer-Authorized Signatory By:/s/ JON GROSSMAN Jon Grossman Vice President-Finance and Chief Accounting Officer

EXHIBIT INDEX

(a)     The following exhibits are filed herewith:

Number	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder
31	Certifications pursuant to Section 302

The following exhibit is furnished herewith:

Number	Description
32	Certifications pursuant to Section 906

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-Laws of the Corporation
10.1*	Tandem Merit Bonus Plan
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Business Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K, dated January 8, 2004, is incorporated herein by reference.

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
21	Subsidiaries of the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment to Restated Supplemental Retirement Savings Plan

The 2003 Stock Option Plan set forth as the appendix to the Corporation's proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

The following exhibits to the Corporation's Annual Report on Form 10-K, as amended, for the year ended February 1, 2003 are incorporated herein by reference:

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