Form 10-Q/A
period 2004-05-01
UNITED RETAIL GROUP INC/DE
filed 2004-06-29
CIK 881905

FORM 10-Q/A
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

INTRODUCTORY NOTE:
This Amendment No. 1 on Form 10-Q (this "Amendment") amends the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 1, 2004 filed on June 14, 2004 (the "Original Filing"). The Company is filing this Amendment in order to correct typographical errors in the Company's Consolidated Financial Statements, as follows: (i) May 1, 2004 Other Assets in the Consolidated Balance Sheets; (ii) May 1, 2004 deferred compensation in the Consolidated Statements of Cash Flows; and (iii) the header of the Consolidated Statements of Operations. The Company's Consolidated Financial Statements included in this Amendment have not changed in any respect from the Consolidated Financial Statements included in the Original Filing except with respect to correcting typographical errors mentioned above. Exhibit No. 31 and Exhibit No. 32 to this Amendment are being currently dated but are otherwise unchanged.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	ASSETS	May 1, 2004 (Unaudited)	January 31, 2004	May 3, 2003 (Unaudited)
Current Assets:
Cash and cash equivalents		$14,344	$14,421	$12,143
Accounts receivable		1,703	1,789	1,626
Inventory		60,787	49,054	67,821
Prepaid rents		4,740	4,826	4,932
Other prepaid expenses		1,712	2,044	1,711
Total current assets		83,286	72,134	88,233

Property and equipment, net		73,717	76,710	84,924
Deferred compensation plan		5,114	4,893	4,144
Trademarks, net of accumulated
amortization of $405, $389 and $341		478	493	541
Other assets		1,366	1,465	1,526
Total Assets		$163,961	$155,695	$179,368

	LIABILITIES
Current liabilities:
Short-term distribution center financing		$650	$635	$998
Short-term capital leases		2,062	2,086	1,998
Accounts payable and other		29,902	19,795	31,152
Disbursement accounts		9,007	9,434	8,047
Accrued expenses		21,538	21,737	20,869
Total current liabilities		63,159	53,687	63,064

Long-term distribution center financing		3,158	3,326	3,807
Long-term capital leases		3,148	3,646	5,241
Long-term deferred compensation plan		5,114	4,893	4,144
Other long-term liabilities		12,725	10,123	8,584
Total liabilities		87,304	75,675	84,840
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

The accompanying notes are an integral part of the Consolidated Financial Statements

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Cash Flows From Operating Activities:
Net loss	($3,363)	($4,545)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,007	3,139
Amortization of deferred charges and other
intangible assets	117	128
Loss on disposal of assets	26	251
Deferred compensation	-	78
Deferred lease assumption revenue amortization	(2)	(16)
Changes in operating assets and liabilities:
Accounts receivable	86	1,368
Income taxes	34	43
Inventory	(11,733)	(6,252)
Accounts payable and accrued expenses	9,886	4,898
Prepaid expenses	418	619
Other assets and liabilities	2,599	221
Net Cash Provided by (used in) Operating Activities	1,075	(68)

Investing Activities:
Capital expenditures	(40)	(594)
Deferred payment for property and equipment	(10)	4

Net Cash Used in Investing Activities	(50)	(590)

Financing Activities
Repayments of long-term debt	(153)	(376)
Payments on capital lease obligations	(522)	(488)
Increase (decrease) in disbursement accounts	(427)	(3,875)
Issuance of short-term debt	-	290
Repayments of short-term debt	-	(290)

Net Cash Used in Financing Activities	(1,102)	(4,739)

Net decrease in cash and cash equivalents	(77)	(5,397)
Cash and cash equivalents, beginning of period	14,421	17,540
Cash and cash equivalents, end of period	$14,344	$12,143

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)     UNITED RETAIL GROUP, INC.

Date: June 29, 2004	By:/s/ GEORGE R. REMETA George R. Remeta Vice Chairman of the Board and Chief Administrative Officer-Authorized Signatory By:/s/ JON GROSSMAN Jon Grossman Vice President-Finance and Chief Accounting Officer

EXHIBIT INDEX

(a)     The following exhibit is filed herewith:

Number	Description
31	Certifications pursuant to Section 302 (update of certifications filed on June 14, 2004)

The following exhibit is furnished herewith:

Number	Description
32	Certifications pursuant to Section 906 (update of certifications furnished on June 14, 2004)