Form 10-Q
period 2004-07-31
UNITED RETAIL GROUP INC/DE
filed 2004-09-09
CIK 881905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

As of July 31, 2004, 12,657,434 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right, were outstanding. The units are referred to herein as “shares.”

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	ASSETS	July 31, 2004 (Unaudited)	January 31, 2004	August 2, 2003 (Unaudited)
Current Assets:
Cash and cash equivalents		$18,366	$14,421	$23,867
Accounts receivable		1,199	1,789	1,255
Inventory		48,549	49,054	44,902
Prepaid rents		4,704	4,826	4,935
Other prepaid expenses		1,900	2,044	2,395
Total current assets		74,718	72,134	77,354

Property and equipment, net		71,364	76,710	82,950
Deferred compensation plan assets		3,962	4,893	4,217
Trademarks, net of accumulated
amortization of $421, $389 and $357		462	493	525
Other assets		1,309	1,465	1,477
Total Assets		$151,815	$155,695	$166,523

	LIABILITIES
Current liabilities:
Short-term distribution center financing		$664	$635	$771
Short-term capital leases		2,018	2,086	2,032
Accounts payable and other		22,708	19,795	21,686
Disbursement accounts		8,992	9,434	8,014
Accrued expenses		20,954	21,737	20,683
Total current liabilities		55,336	53,687	53,186

Long-term distribution center financing		2,987	3,326	3,650
Long-term capital leases		2,661	3,646	4,712
Deferred compensation plan liabilities		4,519	4,893	4,217
Other long-term liabilities		10,708	10,123	10,459
Total liabilities		76,211	75,675	76,224
	STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock
$.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,248,200 shares		14	14	14
Additional paid-in capital		84,853	83,696	83,696
Retained earnings		(936)	3,986	14,265
Treasury stock
(1,590,766, 1,310,906 and 1,310,906 shares) at cost		(8,327)	(7,676)	(7,676)
Total stockholders' equity		75,604	80,020	90,299
Total liabilities and stockholders' equity		$151,815	$155,695	$166,523

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$101,269	$104,790	$198,788	$206,320

Cost of goods sold, including
buying and occupancy costs	80,415	83,119	157,060	162,480

Gross profit	20,854	21,671	41,728	43,840

General, administrative and
store operating expenses	23,600	25,616	47,572	51,996

Operating loss	(2,746)	(3,945)	(5,844)	(8,156)

Interest income	1,193	45	1,207	55
Interest expense	(190)	(257)	(420)	(519)

Loss before income taxes	(1,743)	(4,157)	(5,057)	(8,620)

(Benefit from) provision
for income taxes	(184)	89	(135)	171

Net loss	($1,559)	($4,246)	($4,922)	($8,791)

Net loss per share
Basic	($0.12)	($0.33)	($0.38)	($0.68)
Diluted	($0.12)	($0.33)	($0.38)	($0.68)

Weighted average number of
shares outstanding
Basic	12,742,459	12,937,304	12,839,882	12,937,304
Common stock equivalents
(stock options)	0	0	0	0
Diluted	12,742,459	12,937,304	12,839,882	12,937,304

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
Cash Flows From Operating Activities:
Net loss	($4,922)	($8,791)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	5,912	6,289
Amortization of deferred charges and other
intangible assets	251	255
Loss on disposal of assets	40	276
Deferred compensation (income) expense	(145)	95
Unrealized loss on deferred compensation plan assets	51	-
Deferred lease assumption revenue amortization	(2)	(21)
Changes in operating assets and liabilities:
Accounts receivable	590	1,739
Income taxes	32	1,246
Inventory	505	16,667
Accounts payable and accrued expenses	1,973	(4,559)
Prepaid expenses	266	(68)
Other assets and liabilities	521	587
Net Cash Provided by Operating Activities	5,072	13,715

Investing Activities:
Capital expenditures	(606)	(1,795)
Deferred payment for property and equipment	127	58

Net Cash Used in Investing Activities	(479)	(1,737)

Financing Activities:
Repayments of long-term debt	(310)	(760)
Payments on capital lease obligations	(1,053)	(983)
Decrease in disbursement accounts	(442)	(3,908)
Internal Revenue Service settlement related to warrants	1,157	-
Issuance of short-term debt	-	290
Repayments of short-term debt	-	(290)

Net Cash Used in Financing Activities	(648)	(5,651)

Net increase in cash and cash equivalents	3,945	6,327
Cash and cash equivalents, beginning of period	14,421	17,540
Cash and cash equivalents, end of period	$18,366	$23,867

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

The consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company’s 2003 Annual Report and 2003 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

Certain prior year balances have been reclassified to conform with the current year presentation.

2. Net Loss Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic shares because for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003, the effect of stock options is anti-dilutive.

Options to purchase shares of common stock which were not included in the computation of diluted per share data were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Options	1,927,772	1,812,912	1,927,772	1,812,912
Range of option prices per share	$1.80 - $15.13	$2.25 - $15.13	$1.80 - $15.13	$2.25 - $15.13

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation” to stock-based employee compensation:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands except for loss per share amounts)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Reported net loss	($1,559)	($4,246)	($4,992)	($8,791)
Add back: Compensation expense	-	17	-	95
Deduct: Total stock-based
employee compensation
expense determined under fair
value based method for all
awards, net of related tax effects	(42)	(99)	(117)	(168)

Pro forma net loss	($1,601)	($4,328)	($5,109)	($8,864)

Loss per share:
Basic - as reported	($0.12)	($0.33)	($0.38)	($0.68)
Basic - pro forma	($0.13)	($0.33)	($0.40)	($0.69)

Diluted - as reported	($0.12)	($0.33)	($0.38)	($0.68)
Diluted - pro forma	($0.13)	($0.33)	($0.40)	($0.69)

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

At July 31, 2004, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $7.2 million, trade letters of credit for the account of the Companies were outstanding in the amount of $27.0 million, standby letters of credit were outstanding in the amount of $6.1 million and no loan from CIT was outstanding. The Company’s cash and cash equivalents of $18.4 million were unrestricted.

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

In November 2003, the Company also agreed in principle with the IRS on the settlement of a matter related to tax refund claims the Company had filed for research credits and for deductions attributable to certain bank financing transactions during 1989 to 1992. In April 2004, the Company received payment from the IRS in the amount of $2.5 million which was initially deferred on the balance sheet. The Company has recently received final clearance from the IRS regarding this amount. Consequently, the Company has recognized the benefit of the refund claims, including the related interest thereon during the second fiscal quarter of 2004. $1.1 million was recorded as an increase to additional paid-in capital as it related to stock warrant deductions, $1.2 million of interest income was recorded in the Company’s results of operations and $0.2 million in federal tax benefit was recorded related to research credits. An additional payment of approximately $0.3 million was received in August 2004 in connection with further claims related to research credits.

The Company recorded a $7.3 million non-cash charge to establish a valuation allowance for its net deferred tax assets and net operating loss carryforwards in the fourth quarter of fiscal 2002. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), which places significant importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s cumulative loss in the three-year period ended February 1, 2003, which included the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require a full valuation allowance under the provisions of SFAS No. 109. The Company recorded additional valuation allowances of $12.6 million and $2.6 million in the fiscal year ended January 31, 2004 and twenty-six week period ended July 31, 2004, respectively. The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

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

6. Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net cash interest income (expense) received (paid), including interest income of $1,193, $45, $1,207 and $55	$971	($249)	$778	($505)
Net income taxes refunded	$1,339	$1,114	$1,324	$1,075

Non-cash financing activities include the acquisition of 279,870 shares of Company common stock within the deferred compensation plan in the second quarter of fiscal 2004 which cost $651,000 and is reflected as a reduction in equity in the balance sheet.

7. Contingencies

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or annual cash flows.

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

The Company intends to oppose class certification strongly and to defend the Stanford case vigorously on the merits at trial, which is likely to be scheduled to take place after fiscal 2004. However, the plaintiffs have raised the possibility of settlement (without making a specific settlement demand) and the Company intends to participate in mediation proceedings to resolve the matter. Mediation is scheduled for the third quarter of fiscal 2004 but might extend beyond then.

Although counsel is unable to predict the ultimate outcome of the Stanford case, management does not believe that the case will have a material impact on the Company’s financial position. However, given the uncertainty at this stage, it is possible that if either an adverse judgment for damages is rendered or a negotiated settlement is agreed upon, the amount payable could be material to the Company’s annual cash flows. Further, the amount payable, net of reserves, could be material to the Company’s results of operations for the fiscal year in which the matter is resolved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Products and Purchasing

United Retail Group, Inc. and its subsidiaries (collectively, the “Company”) is a leading specialty retailer featuring its proprietary AVENUE® brand large size (14 or larger) women’s wearing apparel. It also offers AVENUE BODY® brand large size women’s undergarments and lingerie, CLOUDWALKERS® brand women’s footwear and AVENUE® brand large size women’s hosiery, as well as AVENUE® brand accessories and gifts.

Most of the Company’s products are made for the Company by contract manufacturing abroad.

Customer Base

The Company serves the mass market in the United States and targets fashion conscious women between 25 and 55 years of age who wear large size apparel. Management believes that the number of women in this age range who wear large size apparel has increased in recent years.

Merchandising and Marketing

Design is an important aspect of the Company’s apparel. Many AVENUE® and AVENUE BODY® products are custom designed. The Company emphasizes a contemporary brand image and consistency of merchandise quality and fit.

The Company uses direct mail, credit card statement inserts, in-store signage and e-mail messages in its marketing activities and plans to use print media selectively.

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. It leases 530 stores in 37 states, principally in strip shopping centers. The Company also operates a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.

Until March 2003, the Company also mailed catalogs that featured a merchandise selection that included both items in the stores and similar products. (The website and the catalog, while it was in existence, are referred to as the “shop@home” business.)

Increased Competition

The women’s retail apparel and shoe industries are highly competitive. Operating results of businesses in these industries, especially businesses that emphasize fashionable merchandise, can vary materially from time to time. The Company’s competition includes other specialty retailers, mass merchants, department stores, discount stores, mail order companies, television shopping channels and Internet websites. Management believes that total sales of large size women’s apparel from these sources of supply increased in recent years. Among specialty retailers for large size women like the Company, the competition includes large store chains that have announced long-term store growth plans to aggressively expand into additional strip shopping center locations.

Deflationary Price Trend in Apparel Industry

The Consumer Price Index published by the U.S. Dept. of Labor, Bureau of Labor Statistics city average for women’s and girls’ apparel (the “CPI”) declined 5.0% in fiscal 2001, 1.9% in fiscal 2002 and 1.8% in fiscal 2003. There is no assurance that this deflationary trend will not continue.

Company Sales Fluctuations

Sales figures and merchandise margins are central to regaining the Company’s profitability. The Company conducts a weekly interdisciplinary review of sales and merchandise margins and prepares budgets for two six-month seasons each year, the Spring season and the Fall season. Management uses comparable store sales (for stores open at least 12 months at the time) as an analytical tool. However, there is no industry standard for calculating comparable store sales and the Company’s approach may differ from those of competitors.

Seasonal sales and CPI data follows:

	2001		2002		2003		2004
	Spring	Fall	Spring	Fall	Spring	Fall	Spring
Total store sales ($ millions)*	$208.8	$206.7	$225.1	$198.7	$203.5	$187.7	$196.0

Sales per average store ($000's)	$393	$373	$406	$356	$371	$344	$368

Average number of stores	532	554	555	558	548	545	532

Comparable store sales	-3.4%	-2.1%	+3.2%	-5.3%	-9.3%	-4.2%	-2.2%

Six-month CPI**	-3.4%	-1.6%	-1.9%	0.0%	-1.4%	-0.4%	+0.4%

* Excluding shop@home sales
**U.S. Dept. of Labor, U.S. City Average, Women’s and Girls’ Apparel (for 2004, January through June)

Operating Results

The declines in sales per average store from Spring 2001 to Fall 2003 adversely affected operating results.

The Company had net income of $0.4 million in fiscal 2001 and incurred net losses of $23.1 million in fiscal 2002 and $19.1 million in fiscal 2003 and $4.9 million in Spring 2004. The Company had operating income of $0.6 million in fiscal 2001 and incurred operating losses of $22.8 million in fiscal 2002 and $18.8 million in fiscal 2003 and $5.8 million in Spring 2004.

In order to absorb normal cost inflation and return to long-term profitability, it will be necessary for the Company to increase sales per average store to levels better than in fiscal 2001 with merchandise margins at least as high.

Product Repositioning Plan

In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition; variations in weather patterns; fluctuations in consumer acceptance of products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. These variables caused the Company’s sales per average store to fluctuate in the past. Thus, recent sales performance is not necessarily indicative of future sales performance. As a result, management believes that long-term sales projections within a defined narrow range are not reliable.

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. Since then, the Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of sales per average store better than in fiscal 2001 with merchandise margins at least as high. This unrealized financial goal was translated early in fiscal 2003 into an integrated operational plan designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan.

This section constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

Fluctuation in Store Count

Store counts averaged 543, 557 and 546, respectively, for fiscal 2001, 2002 and 2003 and 532 for Spring 2004. In Spring 2004, the Company opened no stores and closed five stores as part of its normal lease maintenance program. The average number of stores is expected to decline further in Fall 2004.

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

The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities. Management believes that the sources of liquidity mentioned in the preceding sentence will continue to be adequate to meet the Company’s cash requirements to conduct operations in the Fall 2004 season and the Spring 2005 season, respectively, in a manner consistent with the comparable seasonal operating results in the previous year. However, in the event the Company incurs an operating loss in Fall 2004 materially higher than in Fall 2003 or in Spring 2005 materially higher than in Spring 2004, additional sources of liquidity might be required. This paragraph contains forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

The Company’s cash requirements include, among other things, (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations, (iii) investing activities, including costs for building stores and replacing fixtures where appropriate and (iv) litigation costs.

DISCUSSION AND ANALYSIS

(The following two sections provide details about the material line items in the Company’s statements of operations.)

Second Quarter of Fiscal 2004 Versus Second Quarter of Fiscal 2003

Net sales for the second quarter of fiscal 2004 decreased 3.4% from the second quarter of fiscal 2003, to $101.3 million from $104.8 million, principally from lower prices. Comparable store sales for the second quarter of fiscal 2004 decreased 2.2%. (Comparable store sales are at stores that were open at least 12 months; this measure of sales performance is used by management to filter out the generally unrepresentative sales results of new stores.) Average number of stores decreased from 546 to 532. See, “Stores.”

Gross profit decreased to $20.9 million in the second quarter of fiscal 2004 from $21.7 million in the second quarter of fiscal 2003 decreasing as a percentage of net sales to 20.6% from 20.7%. Gross profit as a percentage of net sales decreased principally because of higher marketing expenses. Gross profit levels in the future will be subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses decreased to $23.6 million in the second quarter of fiscal 2004 from $25.6 million in the second quarter of fiscal 2003 decreasing as a percentage of net sales to 23.3% from 24.4%. The percentage decrease was principally because of lower expenses for self-insured employee healthcare benefits and workers’ compensation benefits in the current quarter.

The Company incurred operating losses of $2.7 million in the second quarter of fiscal 2004 and $3.9 million in the second quarter of the previous year.

Interest income was $1.2 million in the second quarter of fiscal 2004, principally as a result of the recognition of interest from the Internal Revenue Service on the settlement of certain tax claims asserted by the Company. During the quarter, the Company received final clearance from the IRS on the settlement. The claims related to deductions attributable to stock purchase warrants used in bank financing transactions prior to 1993 and to research credits. Interest income was $45,000 in the second quarter of fiscal 2003.

The Company’s effective tax rate was 10.6% for the second quarter of fiscal 2004 and (2.1%) for the second quarter of fiscal 2003. The primary factor contributing to this rate in each period was the valuation allowance provided for the Company’s net operating loss (“NOL”) carryforwards and other net deferred tax assets. The tax valuation allowance was increased by $1.2 million in the second quarter of fiscal 2004 and by $1.9 million in the second quarter of fiscal 2003.

The benefit from income taxes was $0.2 million for the second quarter of fiscal 2004, principally from $0.2 million for research credits included in the IRS settlement. The provision for income taxes was $0.1 million for the second quarter of fiscal 2003, primarily representing state taxes.

The Company incurred net losses of $1.6 million in the second quarter of fiscal 2004 and $4.2 million in the second quarter of fiscal 2003.

See, “Critical Accounting Policies” for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

First Half of Fiscal 2004 Versus First Half of Fiscal 2003

Net sales for the first half of fiscal 2004 decreased 3.7% from the first half of fiscal 2003, to $198.8 million from $206.3 million, principally from lower prices. Comparable store sales for the first half of fiscal 2004 decreased 2.2%. Average number of stores decreased from 548 to 532.

Gross profit decreased to $41.7 million in the first half of fiscal 2004 from $43.8 million in the first half of fiscal 2003 decreasing as a percentage of net sales to 21.0% from 21.2%. Gross profit as a percentage of net sales decreased principally because of higher freight costs, partially offset by reduced inventory “shrinkage.”

General, administrative and store operating expenses decreased to $47.6 million in the first half of fiscal 2004 from $52.0 million in the first half of fiscal 2003 decreasing as a percentage of net sales to 23.9% from 25.2%. The percentage decrease was principally because of lower expenses for self-insured workers’ compensation benefits and employee healthcare benefits in the current half.

The Company incurred operating losses of $5.8 million in the first half of fiscal 2004 and $8.2 million in the first half of the previous year.

The Company’s effective tax rate was 2.7% for the first half of fiscal 2004 and (2.0%) for the first half of fiscal 2003. The tax valuation allowance was increased by $2.6 million in the first half of fiscal 2004 and by $4.0 million in the first half of fiscal 2003.

The benefit from income taxes was $0.1 million for the first half of fiscal 2004. The provision for income taxes was $0.2 million for the first half of fiscal 2003, primarily representing state taxes.

The Company incurred net losses of $4.9 million in the first half of fiscal 2004 and $8.8 million in the first half of fiscal 2003.

August Sales Results

Net sales for August 2004 decreased 3.2% from August 2003, to $24.1 million from $24.9 million. Comparable store sales for the month decreased 2.1%. The fiscal month of August 2003 included the Saturday before the Labor Day holiday. The fiscal month of August 2004 ended before the Labor Day weekend. Accordingly, the Company’s current sales performance versus last year can be measured more accurately when comparable store sales data for the two-month period of August and September combined becomes available.

Increased Competition

The women’s retail apparel and shoe industries are highly competitive. Operating results of businesses in these industries, especially businesses that emphasize fashionable merchandise, can vary materially from time to time. The Company’s competition includes other specialty retailers, mass merchants, department stores, discount stores, mail order companies, television shopping channels and Internet websites. Management believes that total sales of large size women’s apparel from these sources of supply increased in recent years. Among specialty retailers for large size women like the Company, the competition includes large store chains that have announced long-term store growth plans to aggressively expand into additional strip shopping center locations.

Product Repositioning Plan

In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition; variations in weather patterns; fluctuations in consumer acceptance of products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. These variables caused the Company’s sales per average store to fluctuate in the past. Thus, recent sales performance is not necessarily indicative of future sales performance. As a result, management believes that long-term sales projections within a defined narrow range are not reliable.

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. Since then, the Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of sales per average store better than in fiscal 2001 with merchandise margins at least as high. This unrealized financial goal was translated in early fiscal 2003 into an integrated operational plan designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan.

This section constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

Liquidity and Capital Resources

(This section provides details about the Company’s principal sources of liquidity.)

Cash Flow

Net cash provided from operating activities was $5.1 million in the first half of fiscal 2004 and $13.7 million in the first half of fiscal 2003. This change resulted principally from smaller decreases in inventory ($0.5 million in the first half of fiscal 2004 versus $16.7 million in the first half of fiscal 2003) and accounts receivable ($0.6 million in the first half of fiscal 2004 versus $1.7 million in the first half of fiscal 2003) partially offset by an increase in accounts payable and accrued expenses of $2.0 million in the first half of fiscal 2004 versus a decrease in that item of $4.6 million in the first half of fiscal 2003 and a smaller net loss ($4.9 million in the first half of fiscal 2004 versus $8.8 million in the first half of fiscal 2003).

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents were $18.4 million at July 31, 2004 compared with $23.9 million at August 2, 2003 and $14.4 million at January 31, 2004.

Inventories were stated at $48.5 million at July 31, 2004 compared with $44.9 million at August 2, 2003, principally as a result of more units, and compared with $49.1 million at January 31, 2004. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.) The additional units of inventory were primarily new Fall merchandise items.

Property and equipment decreased to $71.4 million at July 31, 2004 from $83.0 million at August 2, 2003, principally from depreciation, compared with $76.7 million at January 31, 2004.

Other Liquidity Sources

Import purchases by the Company are made in U.S. dollars. Imports are generally financed by trade letters of credit. They constituted approximately 53% of total purchases in fiscal 2003.

The Financing Agreement was extended and expanded during fiscal 2003. The term was extended three years to August 15, 2008. The line of credit was increased from $40 million to $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At July 31, 2004, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $27.0 million and standby letters of credit were outstanding in the amount of $6.1 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company. Subject to the following paragraph, the availability of credit (within the aggregate $50 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of (x) the aggregate outstanding amount of its letters of credit and its revolving loans, if any, and (y) at CIT’s option, the sum of (i) unpaid sales taxes, and (ii) up to $500,000 in total liabilities of the Companies under permitted encumbrances (as defined in the Financing Agreement). The borrowing base, as to any of the Companies, is the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 65% to 75% depending on the time of year, (y) the balance from time to time in an account in its name that has been pledged to the lenders (a “Pledged Account”) and (z) 85% of certain receivables from credit card companies.

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined asset availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any significant financial covenants.

The combined borrowing capacity of the Companies is cyclical due to the seasonality of the retail industry. At July 31, 2004, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $7.2 million; the Pledged Account had a zero balance; the Companies’ cash on hand was unrestricted; and no loan was outstanding.

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

In November 2003, the Company agreed in principle with the IRS on the settlement of tax refund claims the Company had filed for research credits and for deductions attributable to certain bank financing transactions during 1989 to 1992. In April 2004, the Company received payment from the IRS in the amount of $2.5 million (which was initially deferred on the balance sheet); the Company recently received final clearance from the IRS regarding this amount. Consequently, the Company recognized the benefit of these refund claims, including the related interest thereon, during the second quarter of fiscal 2004.

(The following three sections provide details about certain uses of cash by the Company.)

Capital Expenditures

Capital expenditures in the first half of fiscal 2004 were $0.6 million compared with $1.8 million in the first half of fiscal 2003.

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

Principal Contractual Obligations and Certain Other Commercial Commitments

The principal contractual obligations of the Company and certain other commercial commitments at July 31, 2004 (see, also “Critical Accounting Policies – Incurred But Not Reported Claims For Personal Injuries and Medical Benefits”) are summarized in the following charts:

	Payments Due by Period (000's omitted)
Principal Contractual Obligations	Total Payments Due (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Fixture Capital Leases*	$4,310	$1,674	$2,636	$0	$0
Distribution Center Mortgage*	3,650	663	1,512	1,475	0
Call Center Systems Capital Lease	370	345	25	0	0
Total	$8,330	$2,682	$4,173	$1,475	$0

	Amount of Commitment Per Period (000's omitted)
Certain Other Commercial Commitments	Total Amounts Committed (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases	$259,158	$43,471	$73,762	$56,604	$85,321
Trade Letters of Credit**	26,986	26,986	0	0	0
Standby Letters of Credit	6,145	6,145	0	0	0
Customs Duties Bond***	1,500	1,500	0	0	0
Total	$293,789	$78,102	$73,762	$56,604	$85,321

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

***The Company maintains a surety bond for customs duties in the amount of $2.0 million, which is supported by a standby letter of credit in the amount of $0.5 million included on the Standby Letters of Credit line.

Pending Litigation

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes (based on advice of legal counsel) that such litigation and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or annual cash flows.

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

The Company intends to oppose class certification strongly and to defend the Stanford case vigorously on the merits at trial, which is likely to be scheduled to take place after fiscal 2004. However, the plaintiffs have raised the possibility of settlement (without making a specific settlement demand) and the Company intends to participate in mediation proceedings to resolve the matter. Mediation is scheduled for the third quarter of fiscal 2004 but might extend beyond then.

Although counsel is unable to predict the ultimate outcome of the Stanford case, management does not believe that the case will have a material impact on the Company’s financial position. However, given the uncertainty at this stage, it is possible that if either an adverse judgment for damages is rendered or a negotiated settlement is agreed upon, the amount payable could be material to the Company’s annual cash flows. Further, the amount payable, net of reserves, could be material to the Company’s results of operations for the fiscal year in which the matter is resolved.

Meeting Cash Requirements

The Company’s cash requirements include, among other things, (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations, (iii) investing activities, including costs for building stores and replacing fixtures where appropriate, and (iv) possible settlement of the Stanford wage and hour class action lawsuit in the Fall 2004 season (see, “Pending Litigation”).

During the first half of fiscal 2004, the Company funded repayments of long term debt and payments on capital lease obligations and net cash used in investing activities from net cash provided by operating activities. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities.

Management believes the sources of liquidity mentioned in the preceding paragraph will continue to be adequate to meet the Company’s cash requirements to conduct operations in the Fall 2004 season and the Spring 2005 season, respectively, in a manner consistent with the seasonal operating results in the previous year. However, in the event the Company incurs an operating loss in Fall 2004 materially higher than in Fall 2003 or in Spring 2005 materially higher than in Spring 2004, additional sources of liquidity might be required.

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

Inherent in the retail inventory method are management estimates on current and future selling value of the inventory. These estimates, which are described in the following paragraphs, can significantly impact the ending inventory valuation at cost, as well as resulting margins. In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of increased competition; variations in weather patterns; fluctuations in consumer acceptance of products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. The necessity for management estimates based on these variables, coupled with the fact that the retail inventory method is an averaging process, can produce inventory valuations at any point in time that are inexact.

Permanent markdowns, when taken, reduce both the price and cost components of inventory on hand, which maintains the established cost-to-price relationship. Deferred markdowns can result in an overstatement of inventories under the lower of cost or market principle. Accordingly, at the end of each six-month season, management conducts a thorough review of inventory on hand. Based on management’s business judgment, the Company may reduce further the carrying value of inventories by recording a markdown reserve. Markdown reserves are established for inventory categories with sales performance below expectations and/or unsold quantities in excess of expectations. Also, a markdown reserve is established by management to reduce the carrying value of obsolete categories of merchandise to their estimated net realizable value.

The markdown reserves at the end of the second quarter of fiscal 2004, fiscal 2003 and fiscal 2002, respectively, ranged from a high of $1.8 million to a low of $1.5 million. Giving effect to these reserves, inventories were stated at approximately $48.5 million at July 31, 2004, $44.9 million at August 2, 2003 and $58.1 million at August 3, 2002.

Markdown reserves are likely to continue to fluctuate, principally because the market environment is dynamic for the reasons set forth above. However, a consistent methodology for markdown reserves is one of the Company’s important accounting objectives.

Recording a reserve reduces the inventory on the Company’s balance sheet and is charged to the Company’s cost of sales. If inventories, net of reserves, were overestimated at the end of a period, assets and income for that period would be overstated and margins for the beginning of the next period would be lower. (The opposite would be true if inventories were underestimated.)

Management believes that the inventories shown on all the balance sheets included in the financial statements contained in this Report were properly stated in all material respects.

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

Management believes that the liabilities for IBNR Claims reflected in the balance sheets at July 31, 2004 and August 2, 2003 included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of different than anticipated inflation in medical costs.

Tax Valuation Allowance

In fiscal 2002, the Company recorded a $7.3 million charge to establish a valuation allowance for its NOL carryforwards and other net deferred tax assets. The tax valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which places significant importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a tax valuation allowance. The tax valuation allowance was increased by $12.6 million in fiscal 2003 and by $2.6 million in the first half of fiscal 2004.

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

Under the Credit Card Program Agreement, the Bank issues credit cards to eligible Company customers who apply to the Bank. Net credit sales volume with the Bank increased to $58.6 million in the first half of fiscal 2004 from $55.1 million in the first half of fiscal 2003. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company’s AVENUE service mark and the Bank’s name. The credit cards are used only for merchandise and services offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

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

Receivables as defined in the Credit Card Program Agreement at the close of the last billing cycle in the second quarter were $72.9 million in fiscal 2004 and $75.0 million in fiscal 2003.

The credit card program premium (or, potentially, discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank. Costs are based on the volume of credit card program processing activities performed by the Bank.

General, administrative and store operating expenses were offset in part by premiums received from the Bank of $2.3 million in the first half of fiscal 2004 and $1.8 million in the first half of fiscal 2003. The increase in premiums from the Bank was primarily due to a decrease in bad debt write-offs by the Bank, partially offset by lower finance income.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program. For up to the first $85 million of receivables, cost of funds means the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points to be reset every three months (the published CMT rate was 2.16% per annum at July 30, 2004). However, the CMT rate shall not be more than 6.75% per annum and not be less than 5.00% per annum for the purpose of this calculation. (The Bank’s receivables for the program were less than $85 million at July 31, 2004, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

Stores

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 530 stores at July 31, 2004.

Store counts averaged 543, 557 and 546, respectively, for fiscal 2001, 2002 and 2003 and 532 for Spring 2004. In Spring 2003, the Company opened two stores and closed 11 stores. In Spring 2004, the Company opened no stores and closed five stores as part of its normal lease maintenance program. The average number of stores is expected to decline further in Fall 2004.

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

Retail selling space was approximately 2.3 million square feet at July 31, 2004 and 2.4 million square feet at August 2, 2003.

Depreciation and amortization of property and equipment relate principally to assets in stores and were $5.9 million in the first half of fiscal 2004 and $6.3 million in the first half of fiscal 2003.

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

Stock Repurchases

The Company did not repurchase shares of its own stock in the first half of fiscal 2004 except that the trust under the Company’s Supplemental Retirement Savings Plan (“SRSP”) purchased 279,870 shares using funds in the deferred compensation account of Raphael Benaroya, the Company’s Chairman, President and Chief Executive Officer. The shares held in Mr. Benaroya’s SRSP account are treasury shares. The Company has no plans to repurchase shares of its own stock at present except with trust funds under the Company’s SRSP to satisfy obligations that may arise under that plan to invest a portion of participants’ accounts in Company stock.

With respect to the deferred compensation obligations of the SRSP, the liability is marked to market and this liability adjustment flows through the statement of operations as either an increase or a decrease in compensation expense. With respect to the SRSP assets, marketable securities are also marked to market except shares of Company stock, which are recorded permanently at cost. This asset adjustment also flows through the statement of operations. The liability adjustment and the asset adjustment are not necessarily equal in amount because of the disparate treatment of Company stock. In the second quarter of fiscal 2004, the market price of Company stock declined and compensation expense was reduced $0.1 million as a result.

Corporate Acquisition Reviews

As a matter of routine, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

Seasonality

In fiscal 2001, fiscal 2002 and fiscal 2003, the Company’s operating income (loss) was better in the Spring season than in the Fall season.

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

The following factors, among others, could affect the Company’s actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: threats of terrorism; war risk; shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of increased competition; variations in weather patterns; fluctuations in consumer acceptance of the Company’s products; uncertainties relating to execution of the Company’s product repositioning strategy; store lease expirations; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company’s manufacturers to deliver products in a timely manner; and political instability and other risks associated with foreign sources of production. Also, in the Fall season of fiscal 2004, the transition from the international quota system for apparel may disrupt apparel imports into the United States. As a result of these variables, risks and uncertainties, management believes that it is not possible to make reliable projections that the Company’s operating results will fall within a defined narrow range.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold or issue financial instruments for trading purposes, provided, however, that the trust under the Company’s Supplemental Retirement Savings Plan holds mutual fund shares and other listed securities. See, the subcaption “Stock Repurchases” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management of the Company believes that its exposure to interest rate risk with financial instruments is not material. See, however, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (i) the eighth paragraph under the caption “Other Liquidity Sources” regarding the variable interest rate payable on revolving loans to the Companies and (ii) the final paragraph under the caption “Private Label Credit Cards Issued By The Bank” for a discussion of the cost of funds associated with the credit cards that are co-branded with the Company’s AVENUE service mark and the name of the issuer of the cards, World Financial Network National Bank.

ITEM 4. CONTROLS AND PROCEDURES.

  The Company performed an evaluation, in which the Company's Chief Executive Officer and Chief Financial Officer participated, of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-14(c)) with respect to information required to be disclosed by the Company ("Disclosures") in filings with the Securities and Exchange Commission (the "Commission"). Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer each concluded that, as of July 31, 2004, these controls and procedures provided reasonable assurance that Disclosures are (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission's rules and forms.
  During the second quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LITIGATION.

The subsection in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” captioned “Pending Litigation” is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company did not repurchase shares of its own stock in the first half of fiscal 2004 except that the trust under the Company’s Supplemental Retirement Savings Plan (“SRSP”) purchased shares in the second quarter of fiscal 2004 using funds in the deferred compensation account of Raphael Benaroya, the Company’s Chairman of the Board, President and Chief Executive Officer. The shares held in Mr. Benaroya’s SRSP account are treasury shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 2 to May 31	247,616	2.55	-0-	-0-
June 1 to June 30	32,254	2.60	-0-	-0-
July 1 to July 31	-0-	-0-	-0-	-0-

(1)     The shares were purchased in open market transactions by the trust under the Company’s Supplemental Retirement Savings Plan with funds in the deferred compensation account of Raphael Benaroya, the Company’s Chairman of the Board, President and Chief Executive Officer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The 12th Annual Meeting of Stockholders (the “Meeting”) was held on May 28, 2004.

(c)	The Meeting elected all the directors of the Company to serve until the 13th Annual Meeting of Stockholders and their successors are elected, by the following vote:

Name	For	Withhold Authority to Vote
Joseph A. Alutto	10,044,191	738,284
Raphael Benaroya	10,719,007	63,468
Joseph Ciechanover	10,721,744	60,731
Michael Goldstein	10,691,841	90,634
Ilan Kaufthal	10,750,257	32,218
Vincent P. Langone	10,750,257	32,218
George R. Remeta	10,719,007	63,468
Richard W. Rubenstein	9,947,140	835,335

ITEM 5. OTHER INFORMATION.

(a)    Employment Agreements

General Terms

In accordance with its annual practice, on September 6, 2004 United Retail Group, Inc. extended by approximately one additional year the term of the Employment Agreements with Raphael Benaroya, Chairman of the Board, President and Chief Executive Officer, George R. Remeta, Vice Chairman and Chief Administrative Officer, and Kenneth P. Carroll, Senior Vice President-General Counsel and Secretary, respectively (each, an “Executive”). Certain other contractual provisions were changed and, to make the amended contracts more easily readable, each original contract, together with its amendments, was restated in its entirety. On September 3, 2004, the restated contracts had been recommended by the Compensation Committee of the Board of Directors in executive session and then had been approved by the Board of Directors in executive session. (The restated contracts had been discussed at previous executive sessions of the Compensation Committee and the Board, respectively.)

All the Restated Employment Agreements are dated as of September 3, 2004 and have a term (the “Contract Term”) ending on the fifth anniversary of that date. Each contract provides for specified base pay, subject to an automatic annual cost of living increase, and semi-annual cash incentive compensation based on targets set by the Compensation Committee for improving the consolidated operating income (loss) for the six-month periods ending January 31st and July 31st, respectively (each a “season”), each year. Continuation of executive perquisites in accordance with past practice is provided.

Each Restated Employment Agreement grants specified severance pay in the event either (a) that employment is terminated without cause (as defined in the contract) by United Retail Group, Inc. or (b) that (i) United Retail Group, Inc. otherwise breaches the contract in any material respect, (ii) the Executive tenders a letter of resignation specifying the breach and (iii) United Retail Group, Inc. fails to cure the breach within 15 days after the delivery of the letter of resignation (the termination described in clause (a) or the uncured breach described in clause (b) being referred to as “Termination Without Cause”). Alternatively, in the event a corporate change of control (as defined in the contract) occurs and the Executive promptly tenders a letter of resignation (“Resignation For Change of Control”), the Company is obligated to pay the Executive specified resignation compensation. Severance pay or resignation compensation is payable in a lump sum.

In the event of Termination Without Cause or Resignation For Change of Control, the Executive is entitled to the following benefits and additional payments:

  pro rata incentive compensation for the current season; if earned;
  COBRA health insurance benefits, including supplemental executive preventive medicine and wellness benefits, for himself and his dependents at United Retail Group, Inc.’s expense until the COBRA benefits expire and, thereafter, through the remainder, if any, of the Contract Term equivalent reimbursement of healthcare expenses directly by United Retail Group, Inc.; and
  a gross-up to offset personal income tax with respect to the payments made pursuant to clause (ii) of this sentence.

The Restated Employment Agreements require United Retail Group, Inc. to use reasonable efforts to continue $20 million directors’ and officers’ liability insurance coverage during the Contract Term and for three years afterwards. In addition, the Executive is indemnified against any personal excise tax on “golden parachute” payments made to him by United Retail Group, Inc. and the amount of the excise tax indemnity is grossed up to offset personal income tax on the indemnity.

The Restated Employment Agreements forbid the Executive to recruit away any other person who at any time within one year prior to the Executive’s termination was employed by the Company. This anti-raid provision continues during the Contract Term and for 18 months afterwards. Further, the Executive is not permitted to divulge the Company’s confidential information for any unauthorized purpose at any time.

Restated Employment Agreement with Raphael Benaroya

Mr. Benaroya’s Restated Employment Agreement contains the following provisions, among others, in addition to the provisions common to all three contracts.

During the Contract Term, Mr. Benaroya shall serve as the President and Chief Executive Officer and shall report directly to the Board of Directors. His contractual base salary is $685,000 per annum (although at present he is drawing or deferring base salary at the rate of only $590,000 per annum). His semi-annual incentive compensation, in an arrangement dating back more than 10 years, can range from zero to 120% of base salary for the six-month period depending on the degree of success in meeting Compensation Committee goals for improving consolidated operating income (loss).

Mr. Benaroya is covered by a $4 million term life insurance policy (and the Company has maintained a $4 million “key man” life insurance policy on him with the Company as the beneficiary) and group life insurance benefits of an additional $2,380,000, and receives reimbursement of $20,000 per annum for the premium on an individual supplemental disability insurance policy with a gross-up to offset personal income tax on the reimbursement.

In addition to the factors mentioned in the “General Terms” subsection, the election of another person as Chairman or Cochairman of the Board without Mr. Benaroya’s consent constitutes Termination Without Cause of his employment.

In the event of Termination Without Cause of Mr. Benaroya’s employment, his severance pay is three times the sum of (A) his contractual annual base salary at the time, plus, (B) 60% of annual base salary (representing mid-range target incentive compensation), plus (C) $20,000. In the event of Mr. Benaroya’s Resignation For Change of Control, his resignation compensation is three times the sum of (A) his contractual annual base salary at the time, plus (B) $20,000.

In the event of either Mr. Benaroya’s Termination Without Cause or his Resignation for Change of Control, he is entitled at United Retail Group, Inc. expense through the remainder of the Contract Term to continuation of his individual term life insurance policy and group life insurance with a gross-up to offset personal income tax on the cost of $1,500,000 of the total insurance coverage.

Mr. Benaroya shall not compete with the Company, directly or indirectly, during the Contract Term and for 18 months afterwards.

Restated Employment Agreement with George R. Remeta

Mr. Remeta’s Restated Employment Agreement contains the following provisions, among others, in addition to the provisions common to all three contracts.

During the Contract Term, Mr. Remeta shall serve as the Vice Chairman and Chief Administrative Officer and shall report directly to the Chief Executive Officer. His contractual base salary is $500,000 per annum. His semi-annual incentive compensation can range from zero to 100% of base salary for the six-month period depending on the degree of success in meeting Compensation Committee goals for improving consolidated operating income (loss).

Mr. Remeta is covered by a $1 million term life insurance policy payable to his family and group life insurance benefits of an additional $1,820,000 and receives reimbursement of $4,000 per annum for the premium on an individual supplemental disability insurance policy with an income tax gross-up on the reimbursement.

In the event of Termination Without Cause of Mr. Remeta’s employment, his severance pay is three times the sum of (A) his contractual annual base salary at the time, plus, (B) 50% of annual base salary (representing mid-range target incentive compensation), plus (C) $4,000. In the event of Mr. Remeta’s Resignation For Change of Control, his resignation compensation is three times the sum of (A) his contractual annual base salary at the time, plus (B) $4,000.

In the event of either Mr. Remeta’s Termination Without Cause or his Resignation for Change of Control, he is entitled at United Retail Group, Inc.’s expense through the remainder of the Contract Term to continuation of his individual term life insurance policy and group life insurance with a gross-up to offset personal income tax on the cost of $1,500,000 of the total insurance coverage.

Mr. Remeta shall not compete with the Company, directly or indirectly, for 36 months after termination of employment, provided, however, that the non-competition period shall be reduced to 24 months in the event that he receives Severance Pay or resignation compensation and returns one-third of the amount to United Retail Group, Inc.

Restated Employment Agreement with Kenneth P. Carroll

Mr. Carroll’s Restated Employment Agreement contains the following provisions, among others, in addition to the provisions common to all three contracts.

During the Contract Term, Mr. Carroll shall serve as the Senior Vice President-General Counsel and shall report directly to the Chief Executive Officer. His contractual base salary is $298,000 per annum. His semi-annual incentive compensation can range from zero to 80% of base salary for the six-month period depending on the degree of success in meeting Compensation Committee goals for improving consolidated operating income (loss).

In the event of Termination Without Cause of Mr. Carroll’s employment, his severance pay is three times the sum of (A) his contractual annual base salary at the time, plus, (B) 40% of annual base salary (representing mid-range target incentive compensation). In the event of Mr. Carroll’s Resignation For Change of Control, his resignation compensation is three times his contractual annual base salary at the time.

In the event of either Mr. Carroll’s Termination Without Cause or his Resignation For Change of Control, he is entitled at United Retail Group, Inc.’s expense through the remainder of the Contract Term to conversion of his $894,000 group life insurance to an individual policy and to a gross-up to offset personal income tax on the insurance cost.

Mr. Carroll shall not compete with the Company, directly or indirectly, during the Contract Term and for 18 months afterwards.

(b)    Severance Pay Agreements

In order to provide formal assurances of severance pay in the event of termination of employment without cause and to give appropriate recognition to those with long tenure, United Retail Group, Inc. entered into Severance Pay Agreements on September 9, 2004 with its officers other than those who are a party to a Restated Employment Agreement, namely, Paul M. McFarren, Senior Vice President-Chief Information Officer, and Jon Grossman, Vice President-Finance. Also, United Retail Group Inc.’s respective subsidiaries entered into Severance Pay Agreements on the same day with the 12 officers of the subsidiaries. The purpose of the Severance Pay Agreements is to give officers without the protection of employment agreements an incentive to remain in the Company’s employ.

All 14 Severance Pay Agreements provide that, in the event employment is terminated without cause (as defined in the contract), the officer will receive severance pay equivalent to 26 weeks’ base pay plus an additional week’s pay for each year of service over 10 years with the Company and its predecessor. Severance pay will be remitted in weekly installments, provided, however, that, if new employment is obtained, the weekly payments then remaining unpaid shall be reduced by the compensation received from new employment. In addition, during the period for which severance pay is remitted, the Company will reimburse the officer for the excess premiums paid for COBRA health insurance and converted group life insurance coverage over the group rates paid while in the Company’s employ.

Under their Severance Pay Agreements, the total severance pay and insurance premium reimbursements payable by United Retail Group, Inc. at September 9, 2004 would be $155,000 to Mr. McFarren and $147,000 to Mr. Grossman. Average total benefits for an officer of a subsidiary of United Retail Group, Inc. would be $144,000 at September 9, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following exhibits are filed herewith:

Number	Description
10.1*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya
10.2*	Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta
10.3*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll
10.4*	Form of Severance Pay Agreement, dated September 9, 2004 (entered into separately by the Corporation with Paul McFarren and Jon Grossman; similar contracts were entered into at the same time between the Corporation's respective subsidiaries and the respective officers of the subsidiaries)
31	Certifications pursuant to Section 302

The following exhibit is furnished herewith:

Number	Description
32	Certifications pursuant to Section 906

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-Laws of the Corporation
10.1*	Tandem Merit Bonus Plan
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Business Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K, dated January 8, 2004, is incorporated herein by reference.

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment to Restated Supplemental Retirement Savings Plan

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

The following exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-44868) is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated August 21, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT ("Financing Agreement")
10.2	Amendment, dated January 31, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated October 6, 1999, to Financing Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K, filed September 23, 1999, is incorporated herein by reference:

Number in Filing	Description
3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

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

The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

Number in Filing	Description
3.1	Amended and Restated Certificate of Incorporation of the Corporation
4.1	Specimen Certificate for Common Stock of the Corporation
10.2.1	Software License Agreement, dated as of April 30, 1989, between The Limited Stores, Inc. and Sizes Unlimited, Inc. (now known as United Retail Incorporated) ("Software License")
10.2.2	Amendment, dated December 10, 1991, to Software License

        *A compensatory plan for the benefit of the Corporation’s management or a management contract.

(b)	During the second quarter of fiscal 2004, the Company filed a Current Report on Form 8-K on May 18, 2004 to furnish summary financial information for the first quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)     UNITED RETAIL GROUP, INC.

Date: September 9, 2004	By: /s/ GEORGE R. REMETA George R. Remeta Vice Chairman of the Board and Chief Administrative Officer- Authorized Signatory

By: /s/ JON GROSSMAN Jon Grossman Vice President-Finance and Chief Accounting Officer

EXHIBIT INDEX

(a)     The following exhibits are filed herewith:

Number	Description
10.1*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya
10.2*	Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta
10.3*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll
10.4*	Form of Severance Pay Agreement, dated September 9, 2004 (entered into separately by the Corporation with Paul McFarren and Jon Grossman; similar contracts were entered into at the same time between the Corporation's respective subsidiaries and the respective officers of the subsidiaries)
31	Certifications pursuant to Section 302

The following exhibit is furnished herewith:

Number	Description
32	Certifications pursuant to Section 906

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-Laws of the Corporation
10.1*	Tandem Merit Bonus Plan
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Business Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K, dated January 8, 2004, is incorporated herein by reference.

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment to Restated Supplemental Retirement Savings Plan

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

The following exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-44868) is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated August 21, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT ("Financing Agreement")
10.2	Amendment, dated January 31, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated October 6, 1999, to Financing Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K, filed September 23, 1999, is incorporated herein by reference:

Number in Filing	Description
3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

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