Form 10-Q
period 2004-10-30
UNITED RETAIL GROUP INC/DE
filed 2004-12-20
CIK 881905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

As of October 30, 2004, 12,657,934 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right, were outstanding. The units are referred to herein as “shares.”

TIMING OF FILING

The Company filed a Form 12b-25 Notification on December 15, 2004 to extend its time to file this Report by up to five days.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

	ASSETS	October 30, 2004	January 31, 2004 (Restated) (See Note 2)	November 1, 2003 (Restated) (See Note 2)
Current Assets:
Cash and cash equivalents		$6,402	$14,421	$16,557
Accounts receivable		2,049	1,789	2,891
Inventory		60,673	49,054	61,847
Prepaid rents		4,730	4,826	4,953
Other prepaid expenses		1,970	2,044	2,575
Total current assets		75,824	72,134	88,823

Property and equipment, net		82,733	91,703	95,422
Deferred compensation plan assets		4,044	4,893	4,668
Trademarks, net of accumulated
amortization of $437, $389 and $373		446	493	510
Other assets		1,324	1,465	1,368
Total Assets		$164,371	$170,688	$190,791

	LIABILITIES
Current liabilities:
Short-term distribution center financing		$678	$635	$622
Short-term capital leases		1,948	2,086	2,067
Accounts payable and other		24,145	19,795	34,081
Disbursement accounts		9,768	9,434	10,391
Accrued expenses		23,350	21,737	20,730
Total current liabilities		59,889	53,687	67,891

Long-term distribution center financing		2,812	3,326	3,490
Long-term capital leases		2,192	3,646	4,172
Long-term line-of-credit borrowings		2,053	-	-
Deferred lease incentives		13,588	14,993	15,740
Deferred compensation plan liabilities		5,015	4,893	4,668
Other long-term liabilities		9,472	10,123	10,778
Total liabilities		95,021	90,668	106,739
	STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock,
$.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,248,700 14,248,200 and 14,248,200 shares		14	14	14
Additional paid-in capital		84,854	83,696	83,696
(Accumulated deficit) retained earnings		(7,191)	3,986	8,018
Treasury stock
(1,590,766, 1,310,906 and 1,310,906 shares) at cost		(8,327)	(7,676)	(7,676)
Total stockholders' equity		69,350	80,020	84,052
Total liabilities and stockholders' equity		$164,371	$170,688	$190,791

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$92,597	$88,535	$291,385	$294,855

Cost of goods sold, including
buying and occupancy costs	74,762	70,732	231,822	233,212

Gross profit	17,835	17,803	59,563	61,643

General, administrative and
store operating expenses	24,106	23,642	71,678	75,638

Operating loss	(6,271)	(5,839)	(12,115)	(13,995)

Interest income	131	29	1,338	84
Interest expense	(240)	(279)	(660)	(798)

Loss before income taxes	(6,380)	(6,089)	(11,437)	(14,709)

(Benefit from) provision
for income taxes	(125)	158	(260)	329

Net loss	($6,255)	($6,247)	($11,177)	($15,038)

Net loss per share
Basic	($0.49)	($0.48)	($0.87)	($1.16)
Diluted	($0.49)	($0.48)	($0.87)	($1.16)

Weighted average number of
shares outstanding
Basic	12,657,615	12,937,304	12,779,126	12,937,304
Common stock equivalents
(stock options)	0	0	0	0
Diluted	12,657,615	12,937,304	12,779,126	12,937,304

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003 (Restated) (See Note 2)
Cash Flows From Operating Activities:
Net loss	($11,177)	($15,038)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	10,798	11,427
Amortization of deferred charges and other
intangible assets	313	384
Loss on disposal of assets	194	442
Deferred compensation expense	395	1,012
Unrealized gain on deferred compensation plan assets	(75)	(917)
Deferred lease assumption revenue amortization	(2)	(25)
Internal Revenue Service settlement related to warrants	1,157	-
Changes in operating assets and liabilities:
Accounts receivable	(260)	103
Income taxes	13	1,347
Inventory	(11,619)	(278)
Accounts payable and accrued expenses	5,667	7,709
Prepaid expenses	170	(266)
Deferred lease incentives	(1,405)	(1,248)
Other assets and liabilities	(776)	901
Net Cash (Used in) Provided by Operating Activities	(6,607)	5,553

Investing Activities:
Capital expenditures	(2,022)	(2,583)
Deferred payment for property and equipment	285	136

Net Cash Used in Investing Activities	(1,737)	(2,447)

Financing Activities:
Repayments of long-term debt	(471)	(1,069)
Payments on capital lease obligations	(1,592)	(1,488)
Increase (decrease) in disbursement accounts	334	(1,532)
Net borrowings under line-of-credit agreement	2,053	-
Proceeds from exercise of stock options	1	-

Net Cash Provided by (Used in) Financing Activities	325	(4,089)

Net decrease in cash and cash equivalents	(8,019)	(983)
Cash and cash equivalents, beginning of period	14,421	17,540
Cash and cash equivalents, end of period	$6,402	$16,557

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements include the accounts of United Retail Group, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements are condensed and do not include all disclosures required by generally accepted accounting principles for a full set of financial statements and should be read in conjunction with the financial statement disclosures contained in the Company’s 2003 Annual Report and 2003 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

Certain prior period balances have been reclassified to conform with the current period presentation.

2. Restatement of Prior Period Financial Statements

In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”), the Company accounts for rental expense for step provisions and escalation clauses on a straight-line basis over the minimum lease term, with such amounts being included along with other related rent expense as part of buying and occupancy costs. Construction allowances and other lease concessions are amortized over the minimum lease term on a straight-line basis as part of buying and occupancy costs. However, in its detailed accounts, the Company had recorded this amortization as a reduction of depreciation expense, rather than rent expense. Both depreciation and rent expense are reflected within buying and occupancy costs on the statements of operations.

Also, in prior periods, the Company’s balance sheets have reflected the unamortized portion of construction allowances and other lease concessions as a reduction of property and equipment, instead of as a deferred credit (liability). Further, in prior periods, the Company’s statements of cash flows have reflected construction allowances and other lease concessions received as a reduction of capital expenditures (within “investing” cash flows), rather than as an operating lease activity (within “operating” cash flows).

In order to comply with SFAS 13 and FTB 88-1, we have determined in December of 2004 that we will restate our consolidated balance sheets as of January 31, 2004 and November 1, 2003 to reflect a liability for the unamortized portion of construction allowances and other lease concessions (deferred lease incentives) rather than as a reduction to property and equipment.

The following information shows the effect of these restatements on our balance sheets as of January 31, 2004 and November 1, 2003:

	As of January 31, 2004 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	Other Adjustments	As Restated
Property and equipment, net	$76,710	$14,993(a)	$ ---	$91,703
Total assets	$155,695	$14,993(a)	$ ---	$170,688
Deferred lease incentives	$ ---	$14,993(a)	$ ---	$14,993
Total liabilities	$75,675	$14,993(a)	$ ---	$90,668

	As of November 1, 2003 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	Other Adjustments	As Restated
Property and equipment, net	$79,682	$15,740(a)	$ ---	$95,422
Total assets	$170,383	$15,740(a)	$4,668(b)	$190,791
Current liabilities	$70,865	$ ---	($2,974)(c)	$67,891
Deferred lease incentives	$ ---	$15,740(a)	$ ---	$15,740
Other long term liabilities	$7,804	$ ---	$2,974(c)	$10,778
Total liabilities	$86,331	$15,740(a)	$4,668(b)	$106,739

(a)  Restatement to comply with FTB 88-1 and SFAS 13, as discussed above.
(b)  To conform presentation of deferred compensation plan with year-end reporting.
(c)  Reclassification from short-term liability to long-term liability to reflect expected settlement date.

Further, we are restating our consolidated statement of cash flows for the thirty-nine weeks ended November 1, 2003 to present construction allowances and other lease concessions within operating activities, rather than as a reduction of capital expenditures.

The following information shows the effect of this restatement on our statement of cash flows for the thirty-nine weeks ended November 1, 2003:

	For the thirty-nine weeks ended November 1, 2003 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	Other Adjustments	As Restated
Net cash provided by operating activities	$3,249	772(a)	$1,532(d)	$5,553
Net cash used in investing activities	($1,675)	($772)(a)	$ ---	($2,447)
Net cash used in financing activities	($2,557)	$ ---	($1,532)(d)	($4,089)

(a)   Restatement to comply with FTB 88-1 and SFAS 13, as discussed above.
(d)  To restate disbursement account overdraft activity to financing activities to conform with presentation in year-end reporting.

There is no impact on our statements of operations related to the above. However, amortization of construction allowances and other lease concessions is now treated as a reduction of rent expense rather than as a reduction of depreciation expense.

3. Net Loss Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data has been computed on the basic shares because, for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003, the effect of stock options is anti-dilutive.

Options to purchase shares of common stock which were not included in the computation of diluted per share data were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Options	1,890,272	1,707,872	1,890,272	1,773,872
Range of option prices per share	$1.80 - $15.13	$3.25 - $15.13	$1.80 - $15.13	$3.03 - $15.13

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees” (Opinion No. 25) and has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting For Stock-Based Compensation.” Under Opinion No. 25, compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. In accordance with Opinion No. 25, compensation expense was recorded ratably over the five-year vesting period of the options.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation” to stock-based employee compensation:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollars in thousands except for loss per share amounts)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Reported net loss	($6,255)	($6,247)	($11,177)	($15,038)
Add back: Compensation expense	-	-	-	95
Deduct: Total stock-based
employee compensation
expense determined under fair
value based method for all
awards, net of related tax effects	(7)	(61)	(124)	(229)

Pro forma net loss	($6,262)	($6,308)	($11,301)	($15,172)

Loss per share:
Basic - as reported	($0.49)	($0.48)	($0.87)	($1.16)
Basic - pro forma	($0.49)	($0.49)	($0.88)	($1.17)

Diluted - as reported	($0.49)	($0.48)	($0.87)	($1.16)
Diluted - pro forma	($0.49)	($0.49)	($0.88)	($1.17)

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

The Company and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997 (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”). The Financing Agreement was extended and expanded during fiscal 2003. The term was extended three years to August 15, 2008. The line of credit was increased from $40 million to $50 million for the Companies, subject to availability of credit according to a borrowing base computation. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans.

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

In the event a loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the Chase Manhattan Bank prime rate plus incremental percentages ranging from 0.00% to 0.75% or the LIBOR rate plus incremental percentages ranging from 1.75% to 2.50% as determined by the average excess availability each month per the Financing Agreement on a per annum basis. The borrower can select either the prime rate or the LIBOR rate as the basis for determining the interest rate.

The line of credit is collateralized by a security interest in i) inventory and its proceeds ii) bank credit card receivables and iii) the balance on deposit from time to time in a bank account that has been pledged to the lenders.

At October 30, 2004, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $19.9 million, trade letters of credit for the account of the Companies were outstanding in the amount of $21.9 million, standby letters of credit were outstanding in the amount of $6.1 million and a revolver loan of $2.1 million from CIT was outstanding. The Company’s cash and cash equivalents of $6.4 million were unrestricted.

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

From January 2002 through January 2003, the Company executed a series of three-year capital lease agreements for call center systems at the Company’s national distribution center in Troy, Ohio, bearing interest at rates from 6.09% to 6.64% per annum aggregating approximately $1.4 million. The Company has the option of buying the systems at the end of the term for a nominal price.

5. Income Taxes

In November 2003, the Company agreed in principle with the Internal Revenue Service (“IRS”) on a settlement and the closure of its examination of the Company’s tax returns for the years through 1996.

In November 2003, the Company also agreed in principle with the IRS on the settlement of a matter related to tax refund claims the Company had filed for research credits and for deductions attributable to certain bank financing transactions during 1989 to 1992. In April 2004, the Company received payment from the IRS in the amount of $2.5 million which was initially deferred on the balance sheet. The Company subsequently received final clearance from the IRS regarding this amount. Consequently, the Company recognized the benefit of the refund claims, including the related interest thereon during the second fiscal quarter of 2004. $1.1 million was recorded as an increase to additional paid-in capital as it related to stock warrant deductions, $1.2 million of interest income was recorded in the Company’s results of operations and $0.2 million in federal tax benefit was recorded related to research credits. An additional payment of $0.3 million was received in August 2004 in connection with further claims, of which $0.1 million of interest income was recorded in the Company’s third quarter results of operations and $0.2 million in federal tax benefit was recorded related to research credits.

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

The Company recorded additional valuation allowances of $12.6 million and $4.9 million in the fiscal year ended January 31, 2004 and thirty-nine week period ended October 30, 2004, respectively. The total valuation allowance as of October 30, 2004 was $24.7 million, of which $19.4 million related to net operating loss carryforwards. The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

6. Stock Appreciation Rights Plan

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

7. Stockholders’ Equity

The Company acquired 279,870 shares of its common stock within the deferred compensation plan in the second quarter of fiscal 2004, which cost $651,000 and is reflected as a reduction in equity in the balance sheet.

8. Contingencies

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or annual cash flows.

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

The Company intends to strongly oppose class certification at a Court hearing scheduled to be held in June 2005. To the extent that the plaintiffs successfully obtain class certification, the Company intends to defend the Stanford case vigorously on the merits at trial, which is likely to be scheduled to take place after the Spring season of fiscal 2005. However, the plaintiffs have raised the possibility of settlement and the Company is participating in mediation proceedings to resolve the matter, subject to court approval as early as the Spring season of fiscal 2005.

The Company has recorded an accrual for its estimated losses in the Stanford case.

Although the ultimate overall outcome of the Stanford case can not be predicted at this time, management does not believe that the amount related to the outcome of the case, beyond the amount already accrued, will have a material impact on the Company’s financial position. An estimate of the range of reasonably possible losses can not be made at this stage of the case. Given the uncertainty at this stage, it is possible that if either an adverse judgment for damages is rendered or a negotiated settlement is agreed upon, the amount payable could be material to the Company’s cash flows and results of operations for the fiscal year in which the matter is resolved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FUTURE RESULTS

With the exception of historical information, the matters contained in the following analysis and elsewhere in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such statements may include but are not limited to projections of sales, results of operations, liquidity, financing needs, cash flows, capital expenditures and plans for future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to variables, risks and uncertainties, some of which the Company can not predict or quantify.

The Company cautions that any forward-looking statements contained in this Report or otherwise made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements.

The following factors, among others, could affect the Company’s actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: threats of terrorism; war risk; shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of increased competition; variations in weather patterns; fluctuations in consumer acceptance of the Company’s products; uncertainties relating to execution of the Company’s product repositioning strategy; store lease expirations; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company’s manufacturers to deliver products in a timely manner; political instability and other risks associated with foreign sources of production and increases in fuel costs. Also, in the fourth quarter of fiscal 2004, the transition from the international quota system for apparel may disrupt apparel imports into the United States. Further, the Stanford wage and hour class action lawsuit might be settled in the Spring season of fiscal 2005 or go to trial later in the year (see, “Pending Litigation”). As a result of these variables, risks and uncertainties, the projections made in this Report may not be reliable.

The Company assumes no obligation to update any forward-looking statements.

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

As discussed in Note 2 to the consolidated financial statements, the balance sheets as of January 31, 2004 and November 1, 2003, and the statement of cash flows for the nine months ended November 1, 2003 have been restated to reflect a change in accounting for construction allowances received from landlords. As applicable, this Item 2 has been revised to reflect these changes in prior periods.

Products and Purchasing

United Retail Group, Inc. and its subsidiaries (collectively, the “Company”) is a leading specialty retailer of women's fashions featuring its proprietary AVENUE® brand. Its product line features Avenue® brand large size (14 or larger) women’s wearing apparel, AVENUE BODY® brand large size women’s undergarments and lingerie and CLOUDWALKERS® brand women’s footwear, as well as AVENUE® brand accessories and gifts.

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

The Company uses direct mail, credit card statement inserts, in-store signage, e-mail messages and print media in its marketing activities.

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

Company Sales Fluctuations

Sales figures and merchandise margins are central to regaining the Company’s profitability. The Company conducts a weekly interdisciplinary review of sales and merchandise margins and prepares budgets for two six-month seasons each year, the Spring season and the Fall season. Management uses comparable store sales (for stores open at least 12 months at the time*) as an analytical tool.

Seasonal sales and CPI data follows:

	2001		2002		2003		2004
	Spring	Fall	Spring	Fall	Spring	Fall	Spring
Total store sales ($ millions)**	$208.8	$206.7	$225.1	$198.7	$203.5	$187.7	$196.0

Sales per average store ($000's)	$393	$373	$406	$356	$371	$344	$368

Average number of stores	532	554	555	558	548	545	532

Comparable store sales	-3.4%	-2.1%	+3.2%	-5.3%	-9.3%	-4.2%	-2.2%

Six-month CPI***	-3.4%	-1.6%	-1.9%	0.0%	-1.4%	-0.4%	+0.4%

*A store that is relocated within the same shopping center or mall is considered comparable. However, if the store is relocated elsewhere, it is considered a new store and not comparable. A store that is expanded or contracted is still considered comparable, i.e., the sales from the remodeled store are considered comparable. Stores that are closed are not considered comparable. The comparable store sales calculation is not adjusted for changes in the store sales return reserve.

** Excluding sales on the internet and, until March 2003, through a catalog

***U.S. Dept. of Labor, U.S. City Average, Women’s and Girls’ Apparel

Seasonal Operating Results

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

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. Since then, the Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of increased sales per average store with higher merchandise margins. This unrealized financial goal was translated early in fiscal 2003 into an integrated operational plan designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan.

This section constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Fluctuation in Store Count

Store counts averaged 543, 557 and 546, respectively, for fiscal 2001, 2002 and 2003. In fiscal 2004 to date, the Company opened two stores and closed seven stores as part of its normal lease maintenance program. The average number of stores is expected to decline further in the fourth quarter of fiscal 2004.

The annual capital expenditure budgets after fiscal 2004 will provide for new store construction and other infrastructure development priorities. Prioritization will be based, among other things, on overall profitability and the availability of suitable locations at rents and on terms that fit the Company’s financial model for new store construction. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Liquidity

United Retail Group, Inc. and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997, as amended (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”). The Financing Agreement provides credit on a revolving basis.

During the first nine months of fiscal 2004, the Company funded repayments of long-term debt and payments on capital lease obligations, net cash used in operating activities and net cash used in investing activities from its cash and cash equivalents, borrowings under the Financing Agreement on a revolving basis and short-term trade credit.

In early fiscal 2003, the Company adopted an integrated operational plan designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying.

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements through the next 12 months.

This section constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

DISCUSSION AND ANALYSIS

(The following two sections provide details about the material line items in the Company’s statements of operations.)

Third Quarter of Fiscal 2004 Versus Third Quarter of Fiscal 2003

Net sales for the third quarter of fiscal 2004 increased 4.6% from the third quarter of fiscal 2003, to $92.6 million from $88.5 million. Average number of stores decreased from 545 to 531.

The components of this increase in net sales are as follows:

Amount	Attributable to
$4.8 million	5.5% increase in comparable store sales
0.6 million	new stores
(2.1) million	closed stores
0.8 million	other
$4.1 million	Total

Units sold per average store increased 21% and average price per unit sold decreased 12%, in comparison to the third quarter of fiscal 2003.

There was greater customer acceptance of sweaters, woven tops and coats, which increased sales $4.1 million in the third quarter of fiscal 2004 in comparison to sales of those products in the third quarter of fiscal 2003.

Gross profit was $17.8 million in both the third quarter of fiscal 2004 and the third quarter of fiscal 2003, decreasing as a percentage of net sales to 19.3% from 20.1%. Gross profit as a percentage of net sales decreased principally because of lower merchandise margins (310 basis points as a percentage of sales) partially offset by lower rent (140 basis points). Lower merchandise margins were the result of weaker customer demand. Gross profit levels in the future will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses increased to $24.1 million in the third quarter of fiscal 2004 from $23.6 million in the third quarter of fiscal 2003, decreasing as a percentage of net sales, however, to 26.0% from 26.7%. The percentage decrease was principally because of lower store payroll (110 basis points), partially offset by an increase in non-cash compensation expense related to the Company’s Supplemental Retirement Savings Plan (45 basis points).

The Company incurred operating losses of $6.3 million in the third quarter of fiscal 2004 and $5.8 million in the third quarter of the previous year.

The Company’s effective tax rate was 2.0% for the third quarter of fiscal 2004 and (2.6%) for the third quarter of fiscal 2003. The primary factor contributing to this rate in each period was the valuation allowance provided for the Company’s net operating loss (“NOL”) carryforwards and other net deferred tax assets. Additionally, in the third quarter of fiscal 2004, the Company recognized a federal tax benefit of $0.2 million related to research credits from the settlement with the Internal Revenue Service of certain tax claims asserted by the Company.

The Company incurred net losses of $6.3 million in the third quarter of fiscal 2004 and $6.2 million in the third quarter of fiscal 2003.

See, “Critical Accounting Policies” for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

First Nine Months of Fiscal 2004 Versus First Nine Months of Fiscal 2003

Net sales for the first nine months of fiscal 2004 decreased 1.2% from the first nine months of fiscal 2003, to $291.4 million from $294.9 million. Average number of stores decreased from 547 to 532.

The components of this decrease in net sales are as follows:

Amount	Attributable to
$0.6 million	0.2% increase in comparable store sales
2.4 million	new stores
(7.7) million	closed stores
1.2 million	other
$(3.5) million	Total

Units sold per average store increased by 7% and average price per unit sold decreased 5%, in comparison to the first nine months of fiscal 2003.

There was less customer acceptance of denim bottoms, which reduced sales $4.3 million in the first nine months of fiscal 2004 in comparison to sales of denim bottoms in the comparable period of the previous year.

Gross profit decreased to $59.6 million in the first nine months of fiscal 2004 from $61.6 million in the first nine months of fiscal 2003 decreasing as a percentage of net sales to 20.4% from 20.9%. Gross profit as a percentage of net sales decreased principally because of lower merchandise margins (100 basis points), partially offset by lower rent (40 basis points). Lower merchandise margins were the result of weaker customer demand.

General, administrative and store operating expenses decreased to $71.7 million in the first nine months of fiscal 2004 from $75.6 million in the first nine months of fiscal 2003, decreasing as a percentage of net sales to 24.6% from 25.7%. The percentage decrease was principally because of lower expenses for casualty insurance (50 basis points) and lower store payroll (40 basis points).

The Company incurred operating losses of $12.1 million in the first nine months of fiscal 2004 and $14.0 million in the first nine months of the previous year.

Interest income was $1.3 million for the first nine months of fiscal 2004, principally as a result of the recognition of interest from the Internal Revenue Service on the settlement of certain tax claims asserted by the Company. The claims related to deductions attributable to stock purchase warrants used in bank financing transactions prior to 1993 and to research credits.

The Company’s effective tax rate was 2.3% for the first nine months of fiscal 2004 and (2.2%) for the first nine months of fiscal 2003. The valuation allowance for NOL’s and net deferred tax assets was increased by $4.9 million in the first nine months of fiscal 2004. Additionally, in the first nine months of fiscal 2004, the Company recognized a federal tax benefit of $0.4 million related to research credits from the settlement with the Internal Revenue Service of certain tax claims asserted by the Company.

The Company incurred net losses of $11.2 million in the first nine months of fiscal 2004 and $15.0 million in the first nine months of fiscal 2003.

November Sales Results

Net sales for November 2004 increased 9.5% from November 2003 to $33.8 million from $30.9 million. Comparable store sales for the month increased 10.7%.

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

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. Since then, the Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of increased sales per average store with higher merchandise margins. This unrealized financial goal was translated in early fiscal 2003 into an integrated operational plan designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan. There is no assurance, however, that the Company’s product repositioning plan will succeed.

This section constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Liquidity and Capital Resources

(This section provides details about the Company’s principal sources of liquidity.)

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents were $6.4 million at October 30, 2004 compared with $16.6 million at November 1, 2003 and $14.4 million at January 31, 2004.

Inventories were stated at $60.7 million at October 30, 2004 compared with $61.8 million at November 1, 2003 and with $49.1 million at January 31, 2004. Inventory levels are seasonal. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Other Liquidity Sources

Purchases of merchandise directly imported by the Company are made in U.S. dollars. Direct imports are generally financed by trade letters of credit. They constituted approximately 53% of total purchases in fiscal 2003.

The Financing Agreement was extended and expanded during fiscal 2003. The term was extended three years to August 15, 2008. The line of credit was increased from $40 million to $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At October 30, 2004, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $21.9 million and standby letters of credit were outstanding in the amount of $6.1 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.

Subject to the following paragraph, the availability of credit (within the aggregate $50 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the sum of the aggregate outstanding amount of its letters of credit and its revolving loans, if any. The borrowing base, as to any of the Companies, is (i) the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 65% to 75% depending on the time of year, (y) the balance from time to time in an account in its name that has been pledged to the lenders (a “Pledged Account”) and (z) 85% of certain receivables from credit card companies, less (ii) reserves for rent for stores located in the states of Pennsylvania, Virginia and Washington and liens other than permitted liens and, at CIT’s option, a reserve for sales taxes collected but not yet paid.

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined asset availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any significant financial covenants.

The combined borrowing capacity of the Companies is cyclical due to the seasonality of the retail industry. At October 30, 2004, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $19.9 million; the Pledged Account had a zero balance; the Companies’ cash on hand was unrestricted; and a $2.1 million loan was outstanding.

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

As explained in Item 4, “Controls and Procedures,” the Company intends to file amendments to the Company’s Annual Report on Form 10-K for fiscal 2003 and both Quarterly Reports subsequently filed by the Company on Form 10-Q. The amendments, among other things, will revise the Company’s accounting treatment for construction allowances and other concessions from landlords of retail stores leased by the Company (“Construction Allowances”). The filing of the amendments, the revision in the manner in which the Company accounts for Construction Allowances and the delay in filing this Report (pursuant to a Form 12b-25 Notification) will not contravene the provisions of the Financing Agreement.

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

Short-term trade credit represents a significant source of financing for merchandise purchases other than merchandise directly imported by the Company. Trade credit arises from the willingness of vendors of these products to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor. The availability of trade credit depends on the Company’s having other sources of liquidity, as well. In particular, credit authorizations by trade creditors focus on the amount of the Company’s cash and cash equivalents and its borrowing capacity under the Financing Agreement.

In the first nine months of fiscal 2004, the Company received refunds of $2.8 million from the IRS.

Cash Flows

During the first nine months of fiscal 2004, net cash used in operating activities and in investing activities was funded by net cash provided from financing activities and a reduction in cash and cash equivalents. During the first nine months of fiscal 2003, net cash used in financing activities and in investing activities was funded by net cash provided by operating activities and a reduction in cash and cash equivalents.

Cash and cash equivalents were $17.5 million at the beginning of fiscal 2003 and $6.4 million at October 30, 2004.

Net cash was used in operating activities during the first nine months of fiscal 2004 principally because of an $11.3 million larger increase in inventory, partially offset by a $3.9 million decrease in the net loss. Net cash in the amount of $0.3 million was provided from financing activities during the first nine months of fiscal 2004, principally because of $2.1 million borrowing under the Company's revolving credit facility, partialy offset by payments on capital lease obligations.

The Company has sought to absorb normal cost inflation and return to long-term profitability through an integrated operational plan designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements through the next 12 months. There is no assurance, however, that the Company will reverse the negative cash flow that the Company experienced during the first nine months of fiscal 2004.

This section constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

(The following three sections provide details about certain uses of cash by the Company.)

Capital Expenditures

Capital expenditures in the first nine months of fiscal 2004 were $2.0 million compared with $2.6 million in the first nine months of fiscal 2003.

Capital expenditures are projected to be approximately $2.5 million for fiscal 2004, including implementation of the Company’s product repositioning plan. This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Pending Litigation

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or annual cash flows.

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

The Company intends to strongly oppose class certification at a Court hearing scheduled to be held in June 2005. To the extent that the plaintiffs successfully obtain class certification, the Company intends to defend the Stanford case vigorously on the merits at trial, which is likely to be scheduled to take place after the Spring season of fiscal 2005. However, the plaintiffs have raised the possibility of settlement and the Company is participating in mediation proceedings to resolve the matter, subject to Court approval as early as the Spring season of fiscal 2005.

The Company has recorded an accrual for its estimated losses in the Stanford case.

Although the ultimate overall outcome of the Stanford case can not be predicted at this time, management does not believe that the amount related to the outcome of the case, beyond the amount already accrued, will have a material impact on the Company’s financial position. An estimate of the range of reasonably possible losses can not be made at this stage of the case. Given the uncertainty at this stage, it is possible that if either an adverse judgment for damages is rendered or a negotiated settlement is agreed upon, the amount payable could be material to the Company’s cash flows and results of operations for the fiscal year in which the matter is resolved.

Meeting Cash Requirements

The Company’s cash requirements include, among other things, (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations, and (iii) investing activities, including costs for building stores and replacing fixtures where appropriate. Also, the Stanford wage and hour class action lawsuit might be settled with Court approval (see, “Pending Litigation”).

During the first nine months of fiscal 2004, the Company funded repayments of long-term debt and payments on capital lease obligations, net cash used in operating activities and net cash used in investing activities from its cash and cash equivalents, borrowings under the Financing Agreement on a revolving basis and short-term trade credit.

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements through the next 12 months.

This section constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Critical Accounting Policies

Introduction

This section discusses the Company’s critical accounting policies.

Financial statements prepared by companies in accordance with generally accepted accounting principles are affected by the policies followed by management in preparing them. Some accounting policies require difficult, subjective or complex judgments by corporate management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Among the most important accounting policies of the Company that involve such management judgments are (i) the use of the retail method of accounting for inventory, (ii) the use of estimates of incurred but not reported claims for uninsured damages for personal injuries and workers’ compensation benefits and for benefits under the Company’s self-insured medical, dental and prescription plans for its associates, as well as future development costs of reported claims (collectively, “IBNR Claims”) and (iii) determining whether to continue the valuation allowance for the Company’s net deferred tax assets, including NOL’s.

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

Permanent markdowns, when taken, reduce both the price and cost components of inventory on hand, which maintains the established cost-to-price relationship. (Deferred markdowns can result in an overstatement of inventories under the lower of cost or market principle.) Based on management’s business judgment, the Company may reduce further the carrying value of inventories by recording a markdown reserve. Markdown reserves are established for inventory categories with sales performance below expectations and/or unsold quantities in excess of expectations. Also, a markdown reserve is established by management to reduce the carrying value of obsolete categories of merchandise to their estimated net realizable value.

The markdown reserves at the end of the third quarter of fiscal 2004, fiscal 2003 and fiscal 2002, respectively, ranged from a high of $0.7 million to a low of $0.5 million. Giving effect to these reserves, inventories were stated at $60.7 million at October 30, 2004, $61.8 million at November 1, 2003 and $70.1 million at November 2, 2002.

Markdown reserves may fluctuate, principally because the market environment is dynamic for the reasons set forth above. However, a consistent methodology for markdown reserves is one of the Company’s important accounting objectives.

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

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

The Company records a liability for IBNR Claims which is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker. The Company has insurance policies with coverage for auto, general liability and workers’ compensation claims but it remains liable for a self-insured retention of $0.1 million for each auto claim and $0.3 million for each general liability and workers’ compensation claim. The Company is self-insured for its medical, dental and prescription plans for associates. The Company has stop loss insurance coverage for employee medical claims over $0.2 million each with an aggregate limit of $6.9 million.

If the outcome of claims made with respect to a fiscal period were to exceed the recorded IBNR liability for that period, the liabilities on the balance sheet would have been understated and income would have been overstated for the period in question. (The opposite would be true if the subsequent outcome was less than the recorded IBNR liability.) The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ.

To estimate its casualty (auto, general liability and workers’ compensation) IBNR, the Company uses policy year maturation factors based on the Company’s history of claim development (currently eight fully developed years; the high and low year factors are excluded to arrive at an average). Another possible method would be to use industry maturation factors.

The Company estimates its health claims IBNR by (i) dividing the “run-off” amounts (claims paid after a policy expired without being renewed) by claims paid during the last policy year and (ii) applying the resulting percentage to the trailing 12 months of paid claims at the time of the calculation. An alternative methodology would be to use industry factors.

The Company believes that industry factors are less reliable because they are broad based.

As the use of different estimates would change the IBNR liability recorded materially, a consistent approach to estimating liability for IBNR Claims is one of the Company’s important accounting objectives.

Management believes that the liabilities for IBNR Claims reflected on all the balance sheets included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of different than anticipated inflation in medical costs.

Tax Valuation Allowance

In fiscal 2002, the Company recorded a $7.3 million charge to establish a valuation allowance for its NOL carryforwards and other net deferred tax assets. The tax valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which places significant importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a tax valuation allowance. The tax valuation allowance was increased by $12.6 million in fiscal 2003 and by $4.9 million in the first nine months of fiscal 2004, making the aggregate amount as of October 30, 2004 $24.7 million, of which $19.4 million related to NOL’s.

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

Under the Credit Card Program Agreement, the Bank issues credit cards to eligible Company customers who apply to the Bank. Net credit sales volume with the Bank increased to $89.1 million in the first nine months of fiscal 2004 from $82.7 million in the first nine months of fiscal 2003. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company’s AVENUE service mark and the Bank’s name. The credit cards are used only for merchandise and services offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

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

Receivables as defined in the Credit Card Program Agreement at the close of the last billing cycle in the third quarter were $74.2 million in fiscal 2004 and $74.1 million in fiscal 2003.

The credit card program premium (or, potentially, discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank. Costs are based on the volume of credit card program processing activities performed by the Bank.

General, administrative and store operating expenses were offset in part by premiums received from the Bank of $3.7 million in the first nine months of fiscal 2004 and $3.2 million in the first nine months of fiscal 2003. The increase in premiums from the Bank was primarily due to a decrease in bad debt write-offs by the Bank, partially offset by lower finance income.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program. For up to the first $85 million of receivables, cost of funds means the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points to be reset every three months (the published CMT rate was 2.27% per annum at October 29, 2004). However, the CMT rate shall not be more than 6.75% per annum and not be less than 5.00% per annum for the purpose of this calculation. (The Bank’s receivables for the program were less than $85 million at October 30, 2004, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

Stores

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 530 stores at October 30, 2004.

Store counts averaged 543, 557 and 546, respectively, for fiscal 2001, 2002 and 2003. In fiscal 2004 to date, the Company opened two stores and closed seven stores as part of its normal lease maintenance program. The average number of stores is expected to decline further in the fourth quarter of fiscal 2004.

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

Retail selling space at October 30, 2004 and at November 1, 2003, as well as the average for the nine-month periods then ended, was approximately 2.3 million square feet and approximately 2.4 million square feet, respectively.

Depreciation and amortization of property and equipment relate principally to assets in stores and were $10.8 million in the first nine months of fiscal 2004 and $11.4 million in the first nine months of fiscal 2003.

Suspension of Catalog Operations

The Company mailed catalogs until March 2003, when the Company suspended catalog mailings indefinitely.

Stock Repurchases

The Company did not repurchase shares of its own stock in the first nine months of fiscal 2004 except that the trust under the Company’s Supplemental Retirement Savings Plan (“SRSP”) purchased 279,870 shares using a portion of the funds accumulated since 1993 in the deferred compensation account of Raphael Benaroya, the Company’s Chairman, President and Chief Executive Officer. (At March 31, 2004, 56.2% of that account balance represented amounts withheld from Mr. Benaroya’s salary and earnings thereon and the remainder represented contributions by the Company pursuant to the general terms of the SRSP and earnings thereon.) The shares held in Mr. Benaroya’s SRSP account are treasury shares. The Company has no plans to repurchase shares of its own stock at present except with trust funds under the Company’s SRSP to satisfy obligations that may arise under that plan to invest a portion of participants’ accounts in Company stock.

With respect to the deferred compensation obligations of the SRSP, the liability is marked to market and this liability adjustment flows through the statement of operations as either an increase or a decrease in compensation expense. With respect to the SRSP assets, marketable securities are also marked to market except shares of Company stock, which are recorded permanently at cost. This asset adjustment also flows through the statement of operations. The liability adjustment and the asset adjustment are not necessarily equal in amount because of the disparate treatment of Company stock. In the third quarter of fiscal 2004, the market price of Company stock increased and the related compensation expense was $0.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

In December 2004, the Company re-evaluated the manner in which it accounts for construction allowances and other concessions from landlords of retail stores leased by the Company (“Construction Allowances”) on its balance sheets and statements of cash flows. The Company’s accounting for Construction Allowances on its statements of operations has complied with Statement of Financial Accounting Standards No. 13 (“SFAS 13”) and FASB Technical Bulletin No. 88-1 (“FTB 88-1”) because Construction Allowances have been amortized over the minimum lease term on a straight-line basis, as part of buying and occupancy costs. However, in its detailed accounts, the Company historically followed the practice of recording this amortization as a reduction of depreciation expense, rather than rent expense. Additionally, on the Company’s balance sheets, the unamortized portion of Construction Allowances was netted against fixed assets and not presented as a deferred credit. Further, the Company’s statements of cash flows reflected Construction Allowances received as a reduction of capital expenditures (within “investing” cash flows), rather than as an operating lease activity (within “operating” cash flows).

The Company, in consultation with and with the concurrence of the Company’s independent registered public accounting firm, is changing the manner in which it accounts for Construction Allowances to provide for, pursuant to SFAS 13 and FTB 88-1, the establishment of a deferred credit on the balance sheets for the unamortized portion of Construction Allowances, rather than netting these amounts against fixed assets. Further, the Company will present Construction Allowances received within “operating” activities on the statements of cash flows. These changes to the accounting presentation of Construction Allowances are reflected in the balance sheets and statements of cash flows included in this Report.

With respect to historical accounting for Construction Allowances, the Company intends to file amendments to the Company’s Annual Report on Form 10-K for fiscal 2003 and both Quarterly Reports subsequently filed by the Company on Form 10-Q, which amended filings will restate the Company’s balance sheets and statements of cash flows and conform the financial statement footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the five-year selected financial data, to the revised accounting treatment for Construction Allowances described above. It, however, is not expected that it will be necessary for the Company to make any change to its historical statements of operations.

Based on the definition of the term “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, the need to file amendments to restate financial statements in prior filings with the Securities and Exchange Commission indicates the existence of a “material weakness” in the design or operation of internal control over financial reporting. Management notified the Audit Committee of the Board of Directors and the Company’s independent registered public accounting firm of this matter.

The Company also performed its quarterly evaluation, in which the Company’s Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”) participated, of the effectiveness of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e), “Disclosure Controls”) with respect to information required to be disclosed by the Company (“Disclosures”) in filings with the Commission. Based on the issue that they identified in the Company’s accounting for Construction Allowances and certain other matters, the CEO and CFO each concluded that the Disclosure Controls were not effective as of October 30, 2004 in providing reasonable assurance that Disclosures were (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission’s rules and forms.The Company is currently studying ways (i) to strengthen its evaluation and monitoring of ongoing compliance with leasing matters and other generally accepted accounting principles and (ii) to ensure that it has appropriate staffing in its financial reporting function with qualifications for evaluating ongoing compliance with relevant accounting and financial reporting requirements.

During the third quarter of fiscal 2004, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LITIGATION.

The subsection in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” captioned “Pending Litigation” is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company did not repurchase shares of its own stock in the first nine months of fiscal 2004 except that the trust under the Company’s Supplemental Retirement Savings Plan (“SRSP”) purchased shares in May 2004 and June 2004 using funds in the deferred compensation account of Raphael Benaroya, the Company’s Chairman of the Board, President and Chief Executive Officer. The shares held in Mr. Benaroya’s SRSP account are treasury shares.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 2 to May 31	247,616	2.55	-0-	-0-
June 1 to June 30	32,254	2.60	-0-	-0-

(1)     The shares were purchased in open market transactions by the trust under the Company’s Supplemental Retirement Savings Plan (“SRSP”) using a portion of the funds accumulated since 1993 in the deferred compensation account of Raphael Benaroya, the Company’s Chairman of the Board, President and Chief Executive Officer. (At March 31, 2004, 56.2% of that account balance represented amounts withheld from Mr. Benaroya’s salary and earnings thereon and the remainder represented contributions by the Company pursuant to the general terms of the SRSP and earnings thereon.)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following exhibits are filed herewith:

Number	Description
10	Severance Pay Agreement, dated October 2, 2004, between United Retail Incorporated and Jerry Soucy
21	Subsidiaries of the Corporation
31	Certifications pursuant to Section 302

The following exhibit is furnished herewith:

Number	Description
32	Certifications pursuant to Section 906

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya
10.2*	Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta
10.3*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll
10.4*	Form of Severance Pay Agreement, dated September 9, 2004 (entered into separately by the Corporation with Paul McFarren and Jon Grossman; similar contracts were entered into at the same time between the Corporation's respective subsidiaries and the respective officers of the subsidiaries)

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-Laws of the Corporation
10.1*	Tandem Merit Bonus Plan
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Business Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K, dated January 8, 2004, is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment to Restated Supplemental Retirement Savings Plan

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

The following exhibits to the Corporation’s Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

Number in Filing	Description
3.1	Amended and Restated Certificate of Incorporation of the Corporation
4.1	Specimen Certificate for Common Stock of the Corporation
10.2.1	Software License Agreement, dated as of April 30, 1989, between The Limited Stores, Inc. and Sizes Unlimited, Inc. (now known as United Retail Incorporated) ("Software License")
10.2.2	Amendment, dated December 10, 1991, to Software License

*A compensatory plan for the benefit of the Corporation’s management or a management contract.

(b)	During the third quarter of fiscal 2004, the Company filed a Current Report on Form 8-K on August 17, 2004 to furnish summary financial information for the second quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)     UNITED RETAIL GROUP, INC.

Date:    December 20, 2004

By:/s/GEORGE R. REMETA George R. Remeta, Vice Chairman of the Board and Chief Administrative Officer - Authorized Signatory

By:/s/JON GROSSMAN Jon Grossman, Vice President - Finance and Chief Accounting Officer

EXHIBIT INDEX

(a)     The following exhibits are filed herewith:

Number	Description
10	Severance Pay Agreement, dated October 2, 2004, between United Retail Incorporated and Jerry Soucy
21	Subsidiaries of the Corporation
31	Certifications pursuant to Section 302

The following exhibit is furnished herewith:

Number	Description
32	Certifications pursuant to Section 906

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya
10.2*	Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta
10.3*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll
10.4*	Form of Severance Pay Agreement, dated September 9, 2004 (entered into separately by the Corporation with Paul McFarren and Jon Grossman; similar contracts were entered into at the same time between the Corporation's respective subsidiaries and the respective officers of the subsidiaries)

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-Laws of the Corporation
10.1*	Tandem Merit Bonus Plan
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Business Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K, dated January 8, 2004, is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment to Restated Supplemental Retirement Savings Plan

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