Form 10-K/A
period 2004-01-31
UNITED RETAIL GROUP INC/DE
filed 2005-02-17
CIK 881905

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

YES [X]   NO [  ]

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

YES [  ]   NO [X]

On April 22, 2004, the aggregate market value of the voting and non-voting common equity of the registrant (the “Corporation” also referred to herein, together with its subsidiaries, as the “Company”) held by non-affiliates of the registrant was approximately $31.2 million computed by reference to the $3.35 price at which the common equity was last sold as of August 1, 2003. For purposes of the preceding sentence only, affiliate status was determined on the basis that all stockholders of the registrant are non-affiliates except the two non-institutional stockholders who filed statements with the Securities and Exchange Commission (the “SEC” or the “Commission”) under Section 16(a) of the 1934 Act reporting holdings of 10% or more of the shares outstanding. The holdings of affiliates are based upon the contents of the filed statements.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

YES [  ]   NO [  ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 21, 2004, there were 12,937,304 shares of the registrant’s common stock, $.001 par value per share, outstanding. One Stock Purchase Right is attached to each outstanding share.

INTRODUCTORY NOTE:

This Amendment No. 1 on Form 10-K/A amends the Company’s Form 10-K (i) to restate the Company’s balance sheets and statements of cash flows in Item 8 of Part II, as further discussed in Note 2 to the consolidated financial statements to (a) reflect a liability for the unamortized portion of construction allowances and other lease concessions (deferred lease incentives) rather than as a reduction to property and equipment and (b) present construction allowances and other lease concessions received within operating activities, rather than as a reduction of capital expenditures, (ii) to make conforming changes and to supply incremental disclosure in the footnotes to the financial statements in Item 8 of Part II, (iii) to make related changes and to supply incremental disclosure in Item 3 of Part I, Items 6, 7 and 9A of Part II and Item 15 of Part IV and (iv) to file Schedule II “Valuation and Qualifying Accounts.” The restatements are made in order to comply with Statement of Financial Accounting Standards No. 13 and FASB Technical Bulletin No. 88-1. The other Items of the Form 10-K as originally filed have not been amended and remain in effect as of the filing date of the original Form 10-K. Except as otherwise expressly stated, the information in this Amendment is as of April 22, 2004, the date on which the original Form 10-K was filed, and this Amendment does not purport to provide an update or discussion of any developments subsequent to the original filing.

Part I

Item 3. Legal Proceedings.

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

  The Company intends to strongly oppose class certification. To the extent that the plaintiffs successfully obtain class certification, the Company intends to defend the Stanford case vigorously on the merits at trial.

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

Part II

Item 6.  Selected Financial Data.

	Fiscal Year Ended Jan. 29, 2000	53 Weeks Fiscal Year Ended Feb. 3, 2001	Fiscal Year Ended Feb. 2, 2002	Fiscal Year Ended Feb. 1, 2003	Fiscal Year Ended Jan. 31, 2004
	(Shares and dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$382,631	$419,712	$427,040	$431,964	$396,265
Cost of goods sold,
including buying
and occupancy costs	282,754	323,153	326,101	343,625	313,767
Gross profit	99,877	96,559	100,939	88,339	82,498
General, administrative
and store operating expenses	77,778	91,474	100,299	105,499	101,287
Goodwill impairment	-	-	-	5,611	-
Operating income (loss)	22,099	5,085	640	(22,771)	(18,789)
Interest (income) expense, net	(1,688)	(1,854)	(361)	827	917
Income (loss) before taxes	23,787	6,939	1,001	(23,598)	(19,706)
Provision for (benefit from)
income taxes	7,638	2,719	571	(521)	(636)
Net income (loss)	16,149	4,220	430	(23,077)	(19,070)
Net income (loss) per common share:
Basic	$1.23	$0.32	$0.03	($1.77)	($1.47)
Diluted	$1.17	$0.31	$0.03	($1.77)	($1.47)
Weighted average number
of common shares outstanding:
Basic	13,156	13,302	13,241	13,047	12,937
Diluted	13,852	13,515	13,442	13,047	12,937
Balance Sheet Data (at period end):
Working capital	$62,360	$52,279	$44,526	$28,688	$18,447
Total assets (Restated)(1)	194,213	210,046	218,187	200,048	170,688
Long-term capital lease obligations	-	-	7,213	5,764	3,646
Long-term distribution center financing	7,944	6,616	5,181	3,961	3,326
Total stockholders' equity	117,757	121,796	121,804	98,995	80,020

(1)     Restated to reflect revisions to accounting for construction allowances and other lease concessions as disclosed in Note 2 to the consolidated financial statements.

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

As discussed in Note 2 to the consolidated financial statements, the balance sheets and the statements of cash flows have been restated to reflect a change in accounting for construction allowances received from landlords. As applicable, this Item 7 has been revised to reflect these changes and to make other incremental disclosures.

Products and Purchasing

The Company is a leading specialty retailer of women’s fashions featuring its proprietary AVENUE® brand. Its product line features AVENUE® brand large size (14 or larger) women’s wearing apparel, AVENUE BODY® brand large size women’s undergarments and lingerie and CLOUDWALKERS® brand women’s footwear, as well as AVENUE® brand accessories and gifts.

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

The Company has used direct mail, credit card statement inserts, in-store signage, and e-mail messages in its marketing activities.

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. It leased 533 stores in 37 states at April 22, 2004, the filing date of the original Form 10-K. The Company also has operated a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.

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

Seasonal sales and CPI data follow:

	2001		2002		2003
	Spring	Fall	Spring	Fall	Spring	Fall
Total store sales ($ millions)*	$208.8	$206.7	$225.1	$198.7	$203.5	$187.7
Sales per average store ($000's)	$393	$373	$406	$356	$371	$344
Average number of stores	532	554	555	558	548	545
Comparable store sales**	-3.4%	-2.1%	+3.2%	-5.3%	-9.3%	-4.2%
Six-month CPI***	-3.4%	-1.6%	-1.9%	0.0%	-1.4%	-0.4%

_______
*Excluding sales on the internet and, until March 2003, through a catalog.
**A store that is relocated within the same shopping center or mall is considered comparable. However, if the store is relocated elsewhere, it is considered a new store and not comparable. A store that is expanded or contracted is still comparable, i.e., the sales from the remodeled store are considered comparable. Stores that are closed are not considered comparable. The comparable store sales calculation is not adjusted for changes in the store sales return reserve.
***U.S. Dept. of Labor, U.S. City Average, Women's and Girls' Apparel

Seasonal Operating Results

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

Product Repositioning Plan

In the women's retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition; variations in weather patterns; fluctuations in consumer acceptance of products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. These variables caused the Company's sales per average store to fluctuate in the past. Thus, recent sales performance is not necessarily indicative of future sales performance. As a result, management believes that long-term sales projections within a defined narrow range are not reliable.

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. The Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of increased sales per average store with higher merchandise margins. This unrealized financial goal was translated into an integrated operational plan early in fiscal 2003 that was designed to reposition the Company's product offering. This plan has four principal components: (i) to improve the design of the Company's merchandise and thereby differentiate it from competitors' merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. This plan relies primarily on the Company's intellectual capital. Only small amounts of financial capital are required to execute the plan.

This section constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption "Future Results."

Fluctuation in Store Count

Store counts averaged 543, 557 and 546, respectively, for fiscal 2001, 2002 and 2003. In 2003, the Company opened five stores and closed 24 stores. In fiscal 2004, the Company is planning to open two stores and close approximately 15-25 stores as part of its normal lease maintenance program. Thus, the average number of stores is expected to decline further in fiscal 2004.

The annual capital expenditure budgets after fiscal 2004 will provide for new store construction and other infrastructure development priorities. Prioritization will be based, among other things, on overall profitability and the availability of suitable locations at rents and on terms that fit the Company's financial model for new store construction. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption "Future Results."

Liquidity

United Retail Group, Inc. and certain of its subsidiaries (collectively, the "Companies") are parties to a Financing Agreement, dated August 15, 1997, as amended (the "Financing Agreement"), with The CIT Group/Business Credit, Inc. ("CIT"). The Financing Agreement provides credit on a revolving basis.

In early fiscal 2003, the Company adopted an integrated operational plan designed to reposition the Company's product offering. This plan has four principal components: (i) to improve the design of the Company's merchandise and thereby differentiate it from competitors' merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items; and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying.

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company's working capital and capital expenditure requirements for at least 12 months after April 22, 2004, the filing date of the original Form 10-K.

This section constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption "Future Results."

DISCUSSION AND ANALYSIS

(This section and the one that follows provide details about the material line items in the Company's statements of operations.)

Fiscal 2003 Versus Fiscal 2002

Net sales for fiscal 2003 decreased 8.3% from fiscal 2002, to $396.3 million from $432.0 million.

The components of this decrease in net sales are as follows:

Amount	Attributable to
($28.5) million	7.0% decrease in comparable store sales
11.1 million	new stores
(14.6) million	closed stores
(3.7) million	other
($35.7) million	Total

Units sold per average store decreased 7.3% and average price per unit sold increased 2.3%, in comparison to fiscal 2002.

There was less customer acceptance of dresses, woven tops and knit bottoms, which reduced sales by $18.5 million in comparison to fiscal 2002.

Average number of stores decreased from 557 to 546. See, "Stores."

Internet and catalog (“shop @ home”) sales, which are not included in the calculation of comparable store sales, declined to $4.9 million in fiscal 2003 from $8.1 million in fiscal 2002, primarily from the suspension of catalog mailings. See, “Suspension of Catalog Operations.”

Gross profit decreased to $82.5 million in fiscal 2003 from $88.3 million in fiscal 2002 but increased as a percentage of net sales to 20.8% from 20.5%. Gross profit as a percentage of net sales increased principally because of lower marketing costs resulting from the suspension of catalog mailings (100 basis points as a percentage of net sales) and higher merchandise margins (60 basis points). (Higher merchandise margins were the result of stronger customer demand.) The decline in marketing costs and increase in merchandise margins were partially offset by an increase in rent and occupancy costs as a percentage of net sales (140 basis points), which occurred because net sales declined at a faster rate than rent and occupancy costs. See, “Stores.” Gross profit levels in the future will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses decreased to $101.3 million in fiscal 2003 from $105.5 million in fiscal 2002, excluding the goodwill write-off referred to below. However, as a percentage of net sales, these expenses increased to 25.6% from 24.4% principally from an increase in store payroll as a percentage of net sales (90 basis points), which occurred because net sales declined at a faster rate than store payroll.

The Company incurred operating losses of $18.8 million in fiscal 2003 and $22.8 million in the previous year. In fiscal 2002, the Company recorded a one-time impairment of goodwill in the amount of $5.6 million. Excluding the goodwill write-off, the operating loss in fiscal 2002 was $17.2 million.

The Company’s effective tax rate was 3.2% for fiscal 2003 and 2.2% for fiscal 2002. The primary factor contributing to this rate in each period was the valuation allowance provided for the Company’s net operating loss (“NOL”) carryforwards and other net deferred tax assets.

In fiscal 2002, the Company established a $7.3 million valuation allowance for all its net deferred tax assets, including its NOL’s. In fiscal 2003, the tax valuation allowance was increased by $12.6 million.

The Company incurred net losses of $19.1 million in fiscal 2003 and $23.1 million in fiscal 2002.

See, “Critical Accounting Policies” for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

Fiscal 2002 Versus Fiscal 2001

Net sales for fiscal 2002 increased 1.2% from fiscal 2001 to $432.0 million from $427.0 million.

The components of this increase in net sales are as follows:

Amount	Attributable to
($3.7) million	1.0% decrease in comparable store sales
27.2 million	new stores
(15.2) million	closed stores
(3.3) million	other
$5.0 million	Total

Units sold per average store increased by 2.8% and average price per unit sold decreased 3.2%, in comparison to fiscal 2001.

There was less customer acceptance of woven tops and knit bottoms, which decreased sales by $12 million in comparison to fiscal 2001.

Average number of stores increased from 543 to 557. Shop@home sales were $8.1 million in fiscal 2002 compared with $11.5 million in fiscal 2001.

Gross profit was $88.3 million in fiscal 2002 compared with $100.9 million in fiscal 2001, declining as a percentage of net sales to 20.5% from 23.6%. The decrease in gross profit as a percentage of net sales was attributable primarily to lower margins (210 basis points) as a result of weaker customer demand.

General, administrative and store operating expenses increased to $105.5 million in fiscal 2002 from $100.3 million in fiscal 2001. As a percentage of net sales, general, administrative and store operating expenses increased to 24.4% from 23.5%, principally as a result of increases in both store payroll (70 basis points) and insurance expense (60 basis points). The increases were partially offset by a decrease in shop@home expense (40 basis points) and by an increase in private label credit card royalties from World Financial Network National Bank (30 basis points). (See, “Private Label Credit Cards Issued By The Bank.”)

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

The Company’s effective tax rate was 2.2% for fiscal 2002, primarily as the result of the valuation allowance provided for NOL carryforwards and other net deferred tax assets. The Company’s effective tax rate was 57.0% for fiscal 2001.

The Company incurred a net loss of $23.1 million in fiscal 2002 and had net income of $0.4 million in fiscal 2001.

February-March Sales

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

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. Since then, the Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of increased sales per average store with higher merchandise margins. This unrealized financial goal was translated into an integrated operational plan early in fiscal 2003 that is designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan. There is no assurance, however, that the Company’s product repositioning plan will succeed.

This section constitutes forward-looking information under the Reform Act, which is subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

Liquidity and Capital Resources

This section provides details about the Company’s sources of liquidity.

Cash Flow

Net cash provided from operating activities decreased to $5.9 million in fiscal 2003 from $6.7 million in fiscal 2002. The decrease resulted principally from a decrease in accounts payable and accrued expenses (a decrease of $5.3 million in fiscal 2003 versus an increase of $7.3 million in fiscal 2002), partially offset by a larger decrease in inventory ($12.5 million in fiscal 2003 versus $0.2 million in fiscal 2002). The Company’s net income (loss) is generally a more important variable in net cash provided from operating activities than changes in items on the balance sheets.

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

Property and equipment decreased to $91.7 million at January 31, 2004 from $104.7 million at February 1, 2003 principally from depreciation.

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

Subject to the following paragraph, the availability of credit (within the aggregate $50 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the aggregate outstanding amount of its letters of credit and its revolving loans, if any. The borrowing base, as to any of the Companies is (i) the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 65% to 75% depending on the time of year, (y) the balance from time to time in an account in its name that has been pledged to the lenders (a “Pledged Account”) and (z) 85% of certain receivables from credit card companies less (ii) reserves for rent for stores located in the states of Pennsylvania, Virginia and Washington and liens other than permitted liens and, at CIT’s option, a reserve for sales taxes collected but not yet paid.

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

Short-term trade credit represents a significant source of financing for merchandise purchases other than merchandise directly imported by the Company. Trade credit arises from the willingness of the Company’s vendors of these products to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor. The availability of trade credit depends on the Company’s having other sources of liquidity, as well. In particular, credit authorizations by trade creditors focus on the amount of the Company’s cash and cash equivalents and its borrowing capacity under the Financing Agreement.

In November 2003, the Company agreed in principle with the Internal Revenue Service (“IRS”) on the settlement of tax refund claims the Company had filed. Although only a preliminary settlement has been reached with the IRS, in April 2004, the Company received from the IRS $2.5 million (which includes $1.2 million representing interest). However, the Company has not received a formally authorized and executed closing agreement with the IRS at April 22, 2004, the filing date of the original Form 10-K. Upon receipt of a closing agreement, the Company will recognize the benefit of the refund, including the related interest. It is anticipated the $1.3 million refund will be recorded as an increase to stockholders’ equity. The $1.2 million interest payment will be recorded in the Company’s results of operations.

An additional refund estimated to be $0.7 million is also expected.

Capital Expenditures

This section and the one that follows provide details about certain uses of cash by the Company.

Capital expenditures were $3.4 million in fiscal 2003 and $14.1 million in fiscal 2002, principally because the Company opened only five new stores in fiscal 2003 compared with 24 stores during fiscal 2002.

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

Principal Contractual Obligations and Certain Other Commercial Commitments

The principal contractual obligations of the Company and certain other commercial commitments at January 31, 2004 (see, also “Critical Accounting Policies – Incurred But Not Reported Claims For Personal Injuries and Medical Benefits”) are summarized in the following charts:

	Payments Due by Period (000's omitted)
Principal Contractual Obligations	Total Payments Due (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases*	$271,336	$43,737	$74,407	$57,267	$95,925
Fixture Capital Leases**	5,123	1,617	3,506	0	0
Distribution Center Mortgage**	3,961	635	1,449	1,720	157
Call Center Systems Capital Lease	609	469	140	0	0
Total	$281,029	$46,458	$79,502	$58,987	$96,082

	Amount of Commitment Per Period (000's omitted)
Certain Other Commercial Commitments	Total Amounts Committed (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Trade Letters of Credit***	$27,502	$27,502	$0	$0	$0
Standby Letters of Credit	5,545	5,545	0	0	0
Total	$33,047	$33,047	$0	$0	$0

*Landlord charges other than rent are not included. Additional landlord charges for taxes, maintenance and similar expenses were equivalent to approximately 30% to 35% of the rent paid historically.

**The proceeds of the fixture capital leases were principally used to partially finance new store construction in fiscal 2001. The proceeds of the distribution center mortgage were principally used to partially finance the construction cost of the Company’s national distribution center, which was completed in fiscal 1993.

***Trade letters of credit support Company obligations under certain purchase orders for merchandise imports for which payment is not yet due. (Other purchase orders represent material commercial obligations but are not supported by trade letters of credit.)

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

The Company intends to strongly oppose class certification. To the extent that the plaintiffs successfully obtain class certification, the Company intends to defend the Stanford case vigorously on the merits at trial.

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

Meeting Cash Requirements

The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for building stores and replacing fixtures where appropriate. Also, the Stanford wage and hour class action lawsuit might be settled with Court approval (see, “Pending Litigation”).

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

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements for at least 12 months after April 22, 2004, the filing date of the original Form 10-K.

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

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

The Company records a liability for IBNR Claims, which is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker. The Company has insurance policies with coverage for auto, general liability and workers’ compensation claims but it remains liable for a self-insured retention, of $0.1 million for each auto claim and $0.3 million for each general liability and workers’ compensation claim. The Company is self-insured for its medical, dental and prescription plans for associates. The Company currently has stop loss insurance coverage for employee medical claims over $0.2 million each with an aggregate limit of $6.9 million. The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ.

If the outcome of claims made with respect to a fiscal period were to exceed the recorded IBNR liability for that period, the liabilities on the balance sheet would have been understated and income would have been overstated for the period in question. (The opposite would be true if the subsequent outcome were less than the recorded IBNR liability.)

To estimate its casualty (auto, general liability and workers’ compensation) IBNR, the Company uses policy year (July 1) maturation factors based on the Company’s history of claim development (currently eight fully developed years; the high and low year factors are excluded to arrive at an average). Another possible method would be to use industry maturation factors.

The Company believes that industry factors are less reliable because they are broad based. The use of industry factors would not have changed materially the Company’s casualty IBNR liability reflected on the balance sheets included in the financial statements contained in this Report. As of January 31, 2004, for example, the use of industry factors would have increased the liability by less than $0.2 million.

The Company estimates its health claims IBNR by (i) dividing the “run-off” amounts (claims paid after a policy expired without being renewed) by claims paid during the last policy year (December 31) and (ii) applying the resulting percentage to the trailing 12 months of paid claims at the time of the calculation. An alternative methodology would be to use industry factors.

The Company believes that industry factors are less reliable because they are broad based. The use of industry factors would not have changed materially the Company’s health claims IBNR liability reflected on the balance sheets included in the financial statements contained in this Report. As of January 31, 2004, for example, the use of industry factors would have increased the liability by less than $0.1 million.

As the use of different estimates would change the IBNR liability recorded materially, a consistent approach to estimating liability for IBNR Claims is one of the Company’s important accounting objectives.

Management believes that (i) the liabilities for IBNR Claims reflected in all the balance sheets included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of different than anticipated inflation in medical costs and (ii) the changes in the liabilities for IBNR Claims that would have resulted from the use of industry factors in preparing estimates are not material.

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

Store counts averaged 543, 557 and 546, respectively, for fiscal 2001, 2002 and 2003. In 2003, the Company opened five stores and closed 24 stores. In fiscal 2004, the Company is planning to open two stores and close approximately 15-25 stores as part of its normal lease maintenance program. Thus, the average number of stores is expected to decline further in fiscal 2004. This paragraph includes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

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

Depreciation and amortization of property and equipment relate principally to assets in stores and were $15.5 million in fiscal 2003 and $14.9 million in fiscal 2002.

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

The following factors, among others, could affect the Company’s actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: threats of terrorism; war risk; shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of increased competition; variations in weather patterns; fluctuations in consumer acceptance of the Company’s products; uncertainties relating to execution of the Company’s product repositioning strategy; store lease expirations; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company’s manufacturers to deliver products in a timely manner; political instability and other risks associated with foreign sources of production and increases in fuel costs. Also, in the fourth quarter of fiscal 2004, the transition from the international quota system for apparel may disrupt apparel imports into the United States. Further, the Stanford wage and hour class action lawsuit will be settled or go to trial (see, “Pending Litigation.”) As a result of these variables, risks and uncertainties, the projections made in this Report may not be reliable.

The Company assumes no obligation to update any forward-looking statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UNITED RETAIL GROUP, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of United Retail Group, Inc. and its subsidiaries (the “Company”) at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheets as of January 31, 2004 and February 1, 2003, and its consolidated statements of cash flows for the years ended January 31, 2004, February 1, 2003 and February 2, 2002.

As discussed in Note 4 to the consolidated financial statements, effective February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

PRICEWATERHOUSECOOPERS LLP

New York, New York
February 20, 2004, except for Note 2, as to which the date is February 15, 2005.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	February 1, 2003	January 31, 2004
	(Restated - See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$17,540	$14,421
Accounts receivable	2,994	1,789
Inventory	61,569	49,054
Prepaid rents	4,972	4,826
Other prepaid expenses	2,290	2,044
Total current assets	89,365	72,134

Property and equipment, net	104,708	91,703
Deferred compensation plan assets	3,751	4,893
Deferred charges and other intangible assets,
net of accumulated amortization of $325 and $389	557	493
Other assets	1,667	1,465
Total assets	$200,048	$170,688
LIABILITIES
Current Liabilities:
Current portion of distribution center financing	$1,220	$635
Current portion of capital leases	1,963	2,086
Accounts payable and other	26,596	19,795
Disbursement accounts	11,922	9,434
Accrued expenses	18,976	21,737
Total current liabilities	60,677	53,687

Long-term distribution center financing	3,961	3,326
Long-term capital leases	5,764	3,646
Deferred lease incentives	16,988	14,993
Deferred compensation plan liabilities	3,751	4,893
Other long-term liabilities	9,912	10,123
Total liabilities	101,053	90,668

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized:
1,000,000; none issued
Series A junior participating preferred stock,
$.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized
30,000,000; issued 14,248,210 shares	14	14
Additional paid-in capital	83,601	83,696
Retained earnings	23,056	3,986
Treasury stock (1,310,906 shares), at cost	(7,676)	(7,676)
Total stockholders' equity	98,995	80,020
Total liabilities and stockholders' equity	$200,048	$170,688

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

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	52 Weeks Fiscal Year Ended February 2, 2002	52 Weeks Fiscal Year Ended February 1, 2003	52 Weeks Fiscal Year Ended January 31, 2004
	(Restated - See Note 2)
Cash Flows From Operating Activities:
Net income (loss)	$430	($23,077)	($19,070)
Adjustments to reconcile net income (loss) to net cash
provided from operating activities:
Depreciation and amortization of property and equipment	13,207	14,920	15,462
Amortization of deferred charges and other intangible assets	607	576	504
Goodwill impairment	-	5,611	-
Loss on disposal of assets	466	533	938
Compensation expense	311	311	95
Provision for (benefit from) deferred income taxes	(455)	761	-
Deferred lease assumption revenue amortization	(300)	(140)	(30)
Changes in operating assets and liabilities:
Accounts receivable	1,118	(1,539)	1,205
Inventory	(2,791)	224	12,515
Accounts payable and accrued expenses	(3,801)	7,290	(5,338)
Prepaid expenses	(95)	187	392
Income taxes payable	355	125	1,275
Deferred lease incentives	2,560	162	(1,995)
Other assets and liabilities	(815)	798	(27)
Net Cash Provided from Operating Activities	10,797	6,742	5,926

Investing Activities:
Capital expenditures	(27,801)	(14,144)	(3,395)
Proceeds from sale-leaseback transaction	8,249	-	-
Deferred payment for property and equipment	101	773	53
Proceeds from sale of investment and lease	28	-	-
Net Cash Used in Investing Activities	(19,423)	(13,371)	(3,342)

Financing Activities:
Issuance of loans to officers	(180)	(52)	-
Treasury stock acquired	(561)	-	-
Proceeds from exercise of stock options	26	49	-
Repayments of long-term debt	(1,367)	(1,435)	(1,220)
Payments on capital lease obligations	(115)	(1,797)	(1,995)
Increase (decrease) in disbursement accounts	1,872	(368)	(2,488)
Other	(18)	(40)	-
Net Cash Used in Financing Activities	(343)	(3,643)	(5,703)

Net decrease in cash and cash equivalents	(8,969)	(10,272)	(3,119)
Cash and cash equivalents, beginning of period	36,781	27,812	17,540
Cash and cash equivalents, end of period	$27,812	$17,540	$14,421

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

2. Restatement of Financial Statements

In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”) and Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”), the Company accounts for rental expense for step provisions and escalation clauses on a straight-line basis over the minimum lease term, with such amounts being included along with other related rent expense as part of buying and occupancy costs. Construction allowances and other lease concessions are amortized over the minimum lease term on a straight-line basis as part of buying and occupancy costs. However, in its detailed accounts, the Company had previously recorded this amortization as a reduction of depreciation expense, rather than rent expense. Both depreciation and rent expense are reflected within buying and occupancy costs on the statements of operations.

Also, historically, the Company’s balance sheets have reflected the unamortized portion of construction allowances and other lease concessions as a reduction of property and equipment, instead of as a deferred credit (liability). Further, historically, the Company’s statements of cash flows have reflected construction allowances and other lease concessions received as a reduction of capital expenditures (within “investing” cash flows), rather than as an operating lease activity (within “operating” cash flows).

In order to comply with SFAS 13 and FTB 88-1, we have determined in December of 2004 that we will restate our consolidated balance sheets as of February 1, 2003 and January 31, 2004 to reflect a liability for the unamortized portion of construction allowances and other lease concessions (deferred lease incentives) rather than as a reduction to property and equipment.

The following information shows the effect of these restatements on our balance sheets as of February 1, 2003 and January 31, 2004:

	As of February 1, 2003 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Property and equipment, net	$87,720	$16,988	$104,708
Total assets	$183,060	$16,988	$200,048
Deferred lease incentives	$ --	$16,988	$16,988
Total liabilities	$84,065	$16,988	$101,053

	As of January 31, 2004 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Property and equipment, net	$76,710	$14,993	$91,703
Total assets	$155,695	$14,993	$170,688
Deferred lease incentives	$ --	$14,993	$14,993
Total liabilities	$75,675	$14,993	$90,668

Further, we are restating our consolidated statements of cash flows for the fiscal years ended February 2, 2002, February 1, 2003 and January 31, 2004 to present construction allowances and other lease concessions within operating activities, rather than as a reduction of capital expenditures.

The following information shows the effect of this restatement on our statements of cash flows for the fiscal years ended February 2, 2002, February 1, 2003 and January 31, 2004:

	For the fiscal year ended February 2, 2002 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Net cash provided by operating activities	$5,944	$4,853	$10,797

Net cash used in investing activities	($14,570)	($4,853)	($19,423)

	For the fiscal year ended February 1, 2003 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Net cash provided by operating activities	$4,011	$2,731	$6,742

Net cash used in investing activities	($10,640)	($2,731)	($13,371)

	For the fiscal year ended January 31, 2004 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Net cash provided by operating activities	$5,146	$780	$5,926

Net cash used in investing activities	($2,562)	($780)	($3,342)

There is no impact on our statements of operations related to the above. However, amortization of construction allowances and other lease concessions is now treated as a reduction of rent expense rather than as a reduction of depreciation expense.

The accompanying financial statements and these footnotes have not been updated except as required to reflect the effects of the restatements discussed above, and certain additions to disclosures. Except as identified in the prior sentence, no other items included in the previously filed financial statements and footnotes have been updated. Additionally, these financial statements and footnotes do not purport to provide an update or discussion of any other developments at the Company subsequent to the original filing.

3. Summary of Significant Accounting Policies

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

Sales Return Reserve

As part of the normal sales cycle, the Company receives customer merchandise returns. To account for the financial impact of this process, management estimates future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history.

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

4. Goodwill

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

The statement of operations adjusted to exclude amortization expense for fiscal 2001 related to goodwill is as follows (dollars in thousands except per share data):

Fiscal 2001

Reported net income	$430
Add back: Goodwill amortization	205

Pro forma net income	$635

Earnings per share:
Basic - as reported	$0.03
Basic - pro forma	$0.05

Diluted - as reported	$0.03
Diluted - pro forma	$0.05

5. Property and Equipment

Property and equipment, at cost, consists of (dollars in thousands):

	February 1, 2003 (Restated)	January 31, 2004 (Restated)
Land	$2,176	$2,176
Buildings	10,574	10,574
Furniture, fixtures and equipment	92,820	91,227
Leasehold improvements	83,122	82,902
Beneficial leaseholds	4,884	4,087
	193,576	190,966

Accumulated depreciation and amortization, including beneficial leaseholds of $4,774 and $4,046	(88,868)	(99,263)
Property and equipment, net	$104,708	$91,703

Furniture, fixtures and equipment include approximately $8.2 million of assets under capital leases arising under a sale and leaseback agreement (See Note 7).

6. Accrued Expenses

        Accrued expenses consist of (dollars in thousands):

	February 1, 2003	January 31, 2004
Insurance payable	$4,465	$4,938
Payroll related expenses	3,393	3,477
Gift cards and other customer credits	3,242	3,359
Occupancy expenses	2,557	2,682
Sales taxes payable	1,301	1,885
Private credit card processing	1,496	1,512
Other	2,522	3,884
	$18,976	$21,737

7. Leased Facilities and Commitments

The Company leases its retail store locations, office facilities and certain equipment under operating leases. Annual store rent is composed of a fixed minimum amount, plus contingent rent based upon a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments to the landlord covering taxes, maintenance and certain other expenses.

Rent expense was as follows (dollars in thousands):

	Fiscal 2001 (Restated)	Fiscal 2002 (Restated)	Fiscal 2003 (Restated)

Real estate rent	43,795	45,561	45,291
Equipment and other	414	596	550
Total rent expense	$44,209	$46,157	$45,841

At January 31, 2004, the Company was committed under store leases with initial terms typically ranging from 1 to 15 years and with varying renewal options. Some leases also include early termination options, which can be exercised under specific conditions. Many leases entered into by the Company contain rent escalations during the initial term of the lease and include options that may extend the lease term beyond the initial commitment period. At February 2, 2002, February 1, 2003 and January 31, 2004, accrued rent expense amounted to $7.2 million, $7.2 million and $8.1 million, respectively, of which $6.4 million, $6.9 million and $7.3 million, respectively, is included in “Other long-term liabilities”. Deferred lease incentives at February 1, 2003 and January 31, 2004, were $17.0 million and $15.0 million, respectively.

Lease incentives are recorded as liabilities and are amortized as a reduction of rent expense over the minimum lease term, on a straight-line basis, as a part of buying and occupancy costs.

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

The following is a schedule by year of approximate minimum lease payments (dollars in thousands) under operating and capital leases:

	Operating	Capital
2004	$43,737	$2,411
2005	39,437	2,103
2006	34,970	1,797
2007	30,629	-
2008	26,638	-
Thereafter	95,925	-
Total minimum lease payments	$271,336	$6,311
Less: imputed interest		(579)
Present value of minimum lease payments		$5,732

8. Long-term Debt

Long-term distribution center financing consists of (dollars in thousands):

	February 1, 2003	January 31, 2004

8.64% Mortgage due 2009	$4,544	$3,961
7.30% Note due 2003	637	-
Total debt	$5,181	$3,961
Less current maturities	1,220	635
Long-term debt	$3,961	$3,326

Principal maturities of long-term distribution center financing by year are as follows (dollars in thousands):

Debt Maturities
2004	$635
2005	693
2006	756
2007	823
2008	897
Thereafter	157
Total	$3,961

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

9. Fair Value of Financial Instruments

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

10. Income Taxes

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

Significant components of the Company’s deferred tax assets and liabilities are summarized below (dollars in thousands):

	February 1, 2003 (Restated)	January 31, 2004 (Restated)
Deferred tax asset:
Federal NOL and other tax attributes	$4,128	$12,428
Accruals and reserves	6,890	7,612
State NOL's	2,974	5,843
Inventory	1,112	667
Compensation	564	601
	15,668	27,151

Deferred tax liability:
Depreciation	6,284	7,080
Prepaid rent	2,134	206
	8,418	7,286

Valuation allowance	(7,250)	(19,865)

Net deferred tax asset	$ -	$ -

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

11. Related Party Transactions

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

12. Retirement Plan

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

13. Stockholders’ Equity

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

14. Stock Options

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

15. Advances To Officers

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

16. Stock Appreciation Rights Plan

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

17. Supplemental Cash Flow Information

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

18. Segment Information

The Company operated its business in two reportable segments in fiscal 2001 and fiscal 2002: Avenue Retail (retail stores) and Shop @ Home (catalog and internet). In deciding how to allocate resources and assess performance, the Company regularly evaluated the performance of its operating segments on the basis of net sales and earnings (losses) from operations. The Company assesses retail store performance on a regional basis. However, these operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of SFAS 131, ” Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

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

19. Contingencies

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.

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

Although the ultimate outcome of the Stanford case cannot be predicted at this time, management does not believe that the amount related to the outcome of the case, beyond the amount already accrued, will have a material impact on the Company’s financial position. An estimate of the range of reasonably possible losses cannot be made at this stage of the case. However, given the uncertainty at this stage, it is possible that if either an adverse judgment for damages is rendered or a negotiated settlement is agreed upon, the amount payable could be material to the Company’s annual results of operations or cash flows.

20.   Supplemental Financial Data (Unaudited)
(dollars in thousands, except per share data)

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

ITEM 9A. CONTROLS AND PROCEDURES.

  In December 2004, the Company re-evaluated the manner in which it accounts for construction allowances and other concessions from landlords of retail stores leased by the Company ("Construction Allowances") on its balance sheets and statements of cash flows. The Company's accounting for Construction Allowances on its statements of operations has complied with Statement of Financial Accounting Standards No. 13 ("SFAS 13") and FASB Technical Bulletin No. 88-1 ("FTB 88-1") because Construction Allowances have been amortized over the minimum lease term on a straight-line basis, as part of buying and occupancy costs. However, in its detailed accounts, the Company historically followed the practice of recording this amortization as a reduction of depreciation expense, rather than rent expense. Additionally, on the Company's balance sheets, the unamortized portion of Construction Allowances was netted against fixed assets and not presented as a deferred credit. Further, the Company's statements of cash flows reflected Construction Allowances received as a reduction of capital expenditures (within "investing" cash flows), rather than as an operating lease activity (within "operating" cash flows).

  The Company, in consultation with and with the concurrence of the Company's independent registered public accounting firm, is changing the manner in which it accounts for Construction Allowances to provide for, pursuant to SFAS 13 and FTB 88-1, the establishment of a deferred credit on the balance sheets for the unamortized portion of Construction Allowances, rather than netting these amounts against fixed assets. Further, the Company will present Construction Allowances received within "operating" activities on the statements of cash flows. These changes to the accounting presentation of Construction Allowances are reflected in the balance sheets and statements of cash flows included in this Amendment. In addition, this Amendment includes conforming changes to the financial statement footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Based on the definition of the term "material weakness" in the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, the need to file amendments to restate financial statements in prior filings with the Securities and Exchange Commission indicates the existence of a "material weakness" in the design or operation of internal control over financial reporting.

  The Company also performed its evaluation, in which the Company's Chief Executive Officer and Chief Financial Officer (the "CEO" and "CFO") participated, of the effectiveness of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e), "Disclosure Controls") with respect to information required to be disclosed by the Company ("Disclosures") in filings with the Commission. Based on the issue that they identified in the Company's accounting for Construction Allowances and certain other matters, the CEO and CFO each concluded that the Disclosure Controls were not effective as of January 31, 2004 in providing reasonable assurance that Disclosures were (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission's rules and forms. The Company is currently studying ways (i) to strengthen its evaluation and monitoring of ongoing compliance with leasing matters and other generally accepted accounting principles and (ii) to ensure that it has appropriate staffing in its financial reporting function with qualifications for evaluating ongoing compliance with relevant accounting and financial reporting requirements.
  During the fourth quarter of fiscal 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)     (1) Consolidated Financial Statements of the Corporation for fiscal 2003 are included herein.
          (2) Schedule II – Valuation and Qualifying Accounts, together with the related report of the Independent Registered Public Accounting Firm for the Corporation as filed herewith and designated as Exhibit No. 99.

The following exhibits are filed herewith:

Number	Description
23	Consent of Independent Registered Public Accounting Firm for the Corporation
31	Certifications pursuant to Section 302

Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference.

Number in Filing	Description
3	Restated By-laws of the Corporation
10.1*	Form of Tandem Bonus Plan Agreement
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
21	Subsidiaries of the Corporation

The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendments to Restated Supplemental Retirement Savings Plan ("SRSP")

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

(Registrant)     UNITED RETAIL GROUP, INC.

Date: February 16, 2005	By: /s/RAPHAEL BENAROYA Raphael Benaroya Chairman of the Board, President and Chief Executive Officer