Form 10-Q/A
period 2004-05-01
UNITED RETAIL GROUP INC/DE
filed 2005-02-17
CIK 881905

FORM 10-Q/A
Amendment No. 2

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

YES [  ]   NO [X]

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

INTRODUCTORY NOTE:

This Amendment No. 2 on Form 10-Q/A amends the Company’s Form 10-Q (i) to restate the Company’s balance sheets and statements of cash flows in Item 1 of Part I, as further discussed in Note 2 to the condensed consolidated financial statements to (a) reflect a liability for the unamortized portion of construction allowances and other lease concessions (deferred lease incentives) rather than as a reduction to property and equipment and (b) present construction allowances and other lease concessions received within operating activities rather than as a reduction of capital expenditures, (ii) to make conforming changes and to supply incremental disclosure in the footnotes to the financial statements in Item 1 of Part I, and (iii) to make related changes and to supply incremental disclosure in Items 2 and 4 of Part I and Item 6 of Part II. The restatements are made in order to comply with Statement of Financial Accounting Standards No. 13 and FASB Technical Bulletin No. 88-1. The other Items of the Form 10-Q as previously filed are not amended hereby and remain in effect as of the filing date of the original Form 10-Q or the date of the filing of the first amendment, as applicable. Except as otherwise expressly stated, the information in this Amendment is as of June 14, 2004, the date on which the original Form 10-Q was filed and this Amendment does not purport to provide an update or discussion of any developments subsequent to the original filing.

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

		May 1, 2004	January 31, 2004	May 3, 2003
	ASSETS	(Restated - See Note 2)
Current Assets:
Cash and cash equivalents		$14,344	$14,421	$12,143
Accounts receivable		1,703	1,789	1,626
Inventory		60,787	49,054	67,821
Prepaid rents		4,740	4,826	4,932
Other prepaid expenses		1,712	2,044	1,711
Total current assets		83,286	72,134	88,233

Property and equipment, net		88,048	91,703	101,202
Deferred compensation plan assets		5,114	4,893	4,144
Trademarks, net of accumulated
amortization of $405, $389 and $341		478	493	541
Other assets		1,366	1,465	1,526
Total Assets		$178,292	$170,688	$195,646

	LIABILITIES
Current liabilities:
Short-term distribution center financing		$650	$635	$998
Short-term capital leases		2,062	2,086	1,998
Accounts payable and other		29,902	19,795	31,152
Disbursement accounts		9,007	9,434	8,047
Accrued expenses		21,538	21,737	20,869
Total current liabilities		63,159	53,687	63,064

Long-term distribution center financing		3,158	3,326	3,807
Long-term capital leases		3,148	3,646	5,241
Deferred lease incentives		14,331	14,993	16,278
Deferred compensation plan liabilities		5,114	4,893	4,144
Other long-term liabilities		12,725	10,123	8,584
Total liabilities		101,635	90,668	101,118
	STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock
$.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,248,200 shares		14	14	14
Additional paid-in capital		83,696	83,696	83,679
Retained earnings		623	3,986	18,511
Treasury stock (1,310,896 shares) at cost		(7,676)	(7,676)	(7,676)
Total stockholders' equity		76,657	80,020	94,528
Total liabilities and stockholders' equity		$178,292	$170,688	$195,646

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

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
	(Restated - See Note 2)
Cash Flows From Operating Activities:
Net loss	($3,363)	($4,545)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,687	3,794
Amortization of deferred charges and other
intangible assets	117	128
Loss on disposal of assets	26	301
Deferred compensation	-	78
Deferred lease assumption revenue amortization	(2)	(16)
Changes in operating assets and liabilities:
Accounts receivable	86	1,368
Income taxes	34	43
Inventory	(11,733)	(6,252)
Accounts payable and accrued expenses	9,886	4,898
Prepaid expenses	418	619
Deferred lease incentives	(662)	(710)
Other assets and liabilities	2,599	221
Net Cash Provided by (used in) Operating Activities	1,093	(73)

Investing Activities:
Capital expenditures	(58)	(589)
Deferred payment for property and equipment	(10)	4

Net Cash Used in Investing Activities	(68)	(585)

Financing Activities
Repayments of long-term debt	(153)	(376)
Payments on capital lease obligations	(522)	(488)
Increase (decrease) in disbursement accounts	(427)	(3,875)

Net Cash Used in Financing Activities	(1,102)	(4,739)

Net decrease in cash and cash equivalents	(77)	(5,397)
Cash and cash equivalents, beginning of period	14,421	17,540
Cash and cash equivalents, end of period	$14,344	$12,143

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

In order to comply with SFAS 13 and FTB 88-1, we have determined in December of 2004 that we will restate our consolidated balance sheets as of May 1, 2004, January 31, 2004 and May 3, 2003 to reflect a liability for the unamortized portion of construction allowances and other lease concessions (deferred lease incentives) rather than as a reduction to property and equipment.

The following information shows the effect of these restatements on our balance sheets as of May 1, 2004, January 31, 2004 and May 3, 2003:

	As of May 1, 2004 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Property and equipment, net	$73,717	$14,331	$88,048
Total assets	$163,961	$14,331	$178,292
Deferred lease incentives	$ --	$14,331	$14,331
Total liabilities	$87,304	$14,331	$101,635

	As of January 31, 2004 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Property and equipment, net	$76,710	$14,993	$91,703
Total assets	$155,695	$14,993	$170,688
Deferred lease incentives	$ --	$14,993	$14,993
Total liabilities	$75,675	$14,993	$90,668

	As of May 3, 2003 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Property and equipment, net	$84,924	$16,278	$101,202
Total assets	$179,368	$16,278	$195,646
Deferred lease incentives	$ --	$16,278	$16,278
Total liabilities	$84,840	$16,278	$101,118

Further, we are restating our consolidated statements of cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003 to present construction allowances and other lease concessions within operating activities, rather than as a reduction of capital expenditures.

The following information shows the effect of this restatement on our statements of cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003:

	For the thirteen weeks ended May 1, 2004 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Net cash provided by operating activities	$1,075	$18	$1,093

Net cash used in investing activities	($50)	($18)	($68)

	For the thirteen weeks ended May 3, 2003 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Net cash provided by operating activities	($68)	($5)	($73)

Net cash used in investing activities	($590)	$5	($585)

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

As discussed in Note 2 to the condensed consolidated financial statements, the balance sheets and the statements of cash flows have been restated to reflect a change in accounting for construction allowances received from landlords. As applicable, this Item 2 has been revised to reflect these changes and to make other incremental disclosures.

Products and Purchasing

The Company is a leading specialty retailer of women’s fashions featuring its proprietary AVENUE® brand. Its product line features AVENUE® brand large size women’s wearing apparel, AVENUE BODY® brand large size women’s undergarments and lingerie and CLOUDWALKERS® brand women’s footwear, as well as AVENUE® brand accessories and gifts.

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

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. It leased 533 stores in 37 states, principally in strip shopping centers, at June 14, 2004, the filing date of the original Form 10-Q. The Company also has operated a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.

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

______
* Excluding sales on the internet and, until March 2003, through a catalog.
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
**U.S. Dept. of Labor, U.S. City Average, Women’s and Girls’ Apparel

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

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. The Company has sought to return to long-term profitability through a goal of increased sales per average store with higher merchandise margins. This unrealized financial goal was translated into an integrated operational plan early in fiscal 2003 that was designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan.

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

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements for at least 12 months after June 14, 2004, the filing date of the original Form 10-Q.

This section constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

DISCUSSION AND ANALYSIS

This section provides details about the material line items in the Company’s statement of operations.

First Quarter of Fiscal 2004 Versus First Quarter of Fiscal 2003

Net sales for the first quarter of fiscal 2004 decreased 4.0% from the first quarter of fiscal 2003, to $97.5 million from $101.5 million.

The components of this decrease in net sales are as follows:

Amount	Attributable to
($2.1) million	2.2% decrease in comparable store sales
1.0 million	new stores
(2.9) million	closed stores
-	other
($4.0) million	Total

Units sold per average store decreased 1% and average price per unit sold was flat, in comparison to the first quarter of fiscal 2003.

There was less customer acceptance of denim, which reduced sales $2.2 million in comparison to sales of denim in the first quarter of fiscal 2003.

Average number of stores decreased from 550 to 534. See, "Stores."

Gross profit decreased to $20.9 million in the first quarter of fiscal 2004 from $22.2 million in the first quarter of fiscal 2003 decreasing as a percentage of net sales to 21.4% from 21.8%. Gross profit as a percentage of net sales decreased principally because of lower merchandise margins (100 basis points as a percentage of net sales), partially offset by lower marketing expenses (30 basis points). Merchandise margins were lower because of weaker customer demand. Marketing expenses declined as a result of fewer mailings to customers. Gross profit levels in the future will be subject to the uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses decreased to $24.0 million in the first quarter of fiscal 2004 from $26.4 million in the first quarter of fiscal 2003, decreasing as a percentage of net sales to 24.6% from 26.0%. The percentage decrease was principally because of lower insurance expense in the current quarter (100 basis points).

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

The Company incurred net losses of $3.4 million in the first quarter of fiscal 2004 and $4.5 million in the first quarter of fiscal 2003.

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

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. The Company has sought to return to long-term profitability through a goal of increased sales per average store with higher merchandise margins. This unrealized financial goal was translated into an integrated operational plan early in fiscal 2003 that was designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and encourage outfit buying. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan. There is no assurance, however, that the Company’s product repositioning plan will succeed.

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

Property and equipment decreased to $88.0 million at May 1, 2004 from $101.2 million at May 3, 2003, principally from depreciation, compared with $91.7 million at January 31, 2004.

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

The Company’s obligation to pay customs duties on merchandise imports was collateralized by an unsecured surety bond for $1.5 million during the first quarter of fiscal 2003. The surety bond has been $2.0 million since May 2004. The tightening market for surety bonds has made it necessary for the Company to support the surety bond with a standby letter of credit under the Financing Agreement in the amount of $0.5 million.

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

Capital expenditures in the first quarter of fiscal 2004 were $0.1 million compared with $0.6 million in the first quarter of fiscal 2003.

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

The Company intends to oppose class certification strongly. To the extent that the plaintiffs successfully obtain class certification, the Company intends to defend the Stanford case vigorously on the merits.

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

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements for at least 12 months after June 14, 2004, the filing date of the original Form 10-Q.

In the women’s retail specialty apparel industry, operating results of businesses, especially businesses that emphasize fashionable merchandise, can vary significantly over time because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of increased competition and pricing; variations in weather patterns; fluctuations in consumer acceptance of products; and changes in the ability to develop new merchandise.

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

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

The Company records a liability for IBNR Claims which is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker. The Company has insurance policies with coverage for auto, general liability and workers’ compensation claims but it remains liable for a self-insured retention of $0.1 million for each auto claim and $0.3 million for each general liability and workers’ compensation claim. The Company is self-insured for its medical, dental and prescription plans for associates. The Company currently has stop loss insurance coverage for medical claims over $0.2 million each with an aggregate limit of $6.9 million.

To estimate its casualty (auto, general liability and workers’ compensation) IBNR, the Company uses policy year (July 1) maturation factors based on the Company’s history of claim development (currently eight fully developed years; the high and low year factors are excluded to arrive at an average). Another possible methodology would be to use industry maturation factors.

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

Management believes that the liabilities for IBNR Claims reflected in all the balance sheets included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of different than anticipated inflation in medical costs.

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

Depreciation and amortization of property and equipment relate principally to assets in stores and were $3.7 million in the first quarter of fiscal 2004 and $3.8 million in the first quarter of fiscal 2003.

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

The following factors, among others, could affect the Company’s actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: threats of terrorism; war risk; shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; variations in weather patterns; fluctuations in consumer acceptance of the Company’s products; changes in the ability to develop new merchandise; store lease expirations; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company’s manufacturers to deliver products in a timely manner; political instability and other risks associated with foreign sources of production and increases in fuel costs. Also, in the fourth quarter of fiscal 2004, the transition from the international quota system for apparel may disrupt imports into the United States. Further, the Stanford wage and hour class action lawsuit might be settled or go to trial (see, “Pending Litigation”). As a result of these variables, risks and uncertainties, the projections made in this Report may not be reliable.

The Company assumes no obligation to update any forward-looking statement.

ITEM 4. CONTROLS AND PROCEDURES

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

In addition, this Amendment includes conforming changes to the financial statement footnotes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company also performed its evaluation, in which the Company’s Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”) participated, of the effectiveness of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e), “Disclosure Controls”) with respect to information required to be disclosed by the Company (“Disclosures”) in filings with the Commission. Based on the issue that they identified in the Company’s accounting for Construction Allowances and certain other matters, the CEO and CFO each concluded that the Disclosure Controls were not effective as of May 1, 2004 in providing reasonable assurance that Disclosures were (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission’s rules and forms. The Company is currently studying ways (i) to strengthen its evaluation and monitoring of ongoing compliance with leasing matters and other generally accepted accounting principles and (ii) to ensure that it has appropriate staffing in its financial reporting function with qualifications for evaluating ongoing compliance with relevant accounting and financial reporting requirements.

During the first quarter of fiscal 2004, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibit is filed herewith:

Number	Description
31	Certifications pursuant to Section 302

Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference.

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

(Registrant)     UNITED RETAIL GROUP, INC.

Date: February 16, 2005	By: /s/GEORGE R. REMETA George R. Remeta Vice Chairman of the Board, Chief Administrative Officer and Chief Financial Officer - Authorized Signatory

EXHIBIT INDEX

(a)     The following exhibit is filed herewith:

Number	Description
31	Certifications pursuant to Section 302

Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference.

Number in Filing	Description
10*	Bonus Agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference.

Number in Filing	Description
3	Restated By-laws of the Corporation
10.1*	Form of Tandem Bonus Plan Agreement
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
21	Subsidiaries of the Corporation

The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendments to Restated Supplemental Retirement Savings Plan ("SRSP")

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