Form 10-Q/A
period 2004-07-31
UNITED RETAIL GROUP INC/DE
filed 2005-02-17
CIK 881905

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

INTRODUCTORY NOTE:

This Amendment No. 1 on Form 10-Q/A amends the Company’s Form 10-Q (i) to restate the Company’s balance sheets and statements of cash flows in Item 1 of Part I, as further discussed in Note 2 to the condensed consolidated financial statements to (a) reflect a liability for the unamortized portion of construction allowances and other lease concessions (deferred lease incentives) rather than as a reduction to property and equipment and (b) present construction allowances and other lease concessions received within operating activities, rather than as a reduction of capital expenditures, (ii) to make conforming changes and to supply incremental disclosure in the footnotes to the financial statements in Item 1 of Part I, and (iii) to make related changes and to supply incremental disclosure in Items 2 and 4 of Part I and Item 6 of Part II. The restatements are made in order to comply with Statement of Financial Accounting Standards No. 13 and FASB Technical Bulletin No. 88-1. The other Items of the Form 10-Q as originally filed have not been amended and remain in effect as of the filing date of the original Form 10-Q. Except as otherwise expressly stated, the information in this Amendment is as of September 9, 2004, the date on which the original Form 10-Q was filed and this Amendment does not purport to provide an update or discussion of any developments subsequent to the original filing.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

		July 31, 2004	January 31, 2004	August 2, 2003
	ASSETS	(Restated - See Note 2)
Current Assets:
Cash and cash equivalents		$18,366	$14,421	$23,867
Accounts receivable		1,199	1,789	1,255
Inventory		48,549	49,054	44,902
Prepaid rents		4,704	4,826	4,935
Other prepaid expenses		1,900	2,044	2,395
Total current assets		74,718	72,134	77,354

Property and equipment, net		85,033	91,703	98,746
Deferred compensation plan assets		3,962	4,893	4,217
Trademarks, net of accumulated
amortization of $421, $389 and $357		462	493	525
Other assets		1,309	1,465	1,477
Total Assets		$165,484	$170,688	$182,319

	LIABILITIES
Current liabilities:
Short-term distribution center financing		$664	$635	$771
Short-term capital leases		2,018	2,086	2,032
Accounts payable and other		22,708	19,795	21,686
Disbursement accounts		8,992	9,434	8,014
Accrued expenses		20,954	21,737	20,683
Total current liabilities		55,336	53,687	53,186

Long-term distribution center financing		2,987	3,326	3,650
Long-term capital leases		2,661	3,646	4,712
Deferred lease incentives		13,669	14,993	15,796
Deferred compensation plan liabilities		4,519	4,893	4,217
Other long-term liabilities		10,708	10,123	10,459
Total liabilities		89,880	90,668	92,020
	STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock
$.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,248,200 shares		14	14	14
Additional paid-in capital		84,853	83,696	83,696
(Accumulated deficit) retained earnings		(936)	3,986	14,265
Treasury stock
(1,590,766, 1,310,906 and 1,310,906 shares) at cost		(8,327)	(7,676)	(7,676)
Total stockholders' equity		75,604	80,020	90,299
Total liabilities and stockholders' equity		$165,484	$170,688	$182,319

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

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
	(Restated - See Note 2)
Cash Flows From Operating Activities:
Net loss	($4,922)	($8,791)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	7,253	7,598
Amortization of deferred charges and other
intangible assets	251	255
Loss on disposal of assets	41	326
Deferred compensation (income) expense	(145)	95
Unrealized loss on deferred compensation plan assets	51	-
Deferred lease assumption revenue amortization	(2)	(21)
Internal Revenue Service settlement related to warrants	1,157	-
Changes in operating assets and liabilities:
Accounts receivable	590	1,739
Income taxes	32	1,246
Inventory	505	16,667
Accounts payable and accrued expenses	1,973	(4,559)
Prepaid expenses	266	(68)
Deferred lease incentives	(1,324)	(1,192)
Other assets and liabilities	521	587
Net Cash Provided by Operating Activities	6,247	13,882

Investing Activities:
Capital expenditures	(624)	(1,962)
Deferred payment for property and equipment	127	58

Net Cash Used in Investing Activities	(497)	(1,904)

Financing Activities:
Repayments of long-term debt	(310)	(760)
Payments on capital lease obligations	(1,053)	(983)
Decrease in disbursement accounts	(442)	(3,908)

Net Cash Used in Financing Activities	(1,805)	(5,651)

Net increase in cash and cash equivalents	3,945	6,327
Cash and cash equivalents, beginning of period	14,421	17,540
Cash and cash equivalents, end of period	$18,366	$23,867

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

In order to comply with SFAS 13 and FTB 88-1, we have determined in December of 2004 that we will restate our consolidated balance sheets as of July 31, 2004, January 31, 2004 and August 2, 2003 to reflect a liability for the unamortized portion of construction allowances and other lease concessions (deferred lease incentives) rather than as a reduction to property and equipment.

The following information shows the effect of these restatements on our balance sheets as of July 31, 2004, January 31, 2004 and August 2, 2003:

	As of July 31, 2004 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Property and equipment, net	$71,364	$13,669(a)	$85,033
Total assets	$151,815	$13,669(a)	$165,484
Deferred lease incentives	$ --	$13,669(a)	$13,669
Total liabilities	$76,211	$13,669(a)	$89,880

	As of January 31, 2004 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Property and equipment, net	$76,710	$14,993(a)	$91,703
Total assets	$155,695	$14,993(a)	$170,688
Deferred lease incentives	$ --	$14,993(a)	$14,993
Total liabilities	$75,675	$14,993(a)	$90,668

	As of August 2, 2003 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Property and equipment, net	$82,950	$15,796(a)	$98,746
Total assets	$166,523	$15,796(a)	$182,319
Deferred lease incentives	$ --	$15,796(a)	$15,796
Total liabilities	$76,224	$15,796(a)	$92,020

(a)     Restatement to comply with FTB 88-1 and SFAS 13, as discussed above.

Further, we are restating our consolidated statements of cash flows for the twenty-six weeks ended July 31, 2004 and August 2, 2003 to present construction allowances and other lease concessions within operating activities, rather than as a reduction of capital expenditures.

The following information shows the effect of this restatement on our statements of cash flows for the twenty-six weeks ended July 31, 2004 and August 2, 2003:

	For the twenty-six weeks ended July 31, 2004 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	Other Adjustments	As Restated
Net cash provided by operating activities	$5,072	$18(a)	$1,157(b)	$6,247

Net cash used in investing activities	($479)	($18)(a)	$ --	($497)

Net cash used in financing activities	($648)	$ --	($1,157)(b)	($1,805)

	For the twenty-six weeks ended August 2, 2003 (in thousands)
	As Previously Reported	FTB 88-1 Adjustment	As Restated
Net cash provided by operating activities	$13,715	$167(a)	$13,882

Net cash used in investing activities	($1,737)	($167)(a)	($1,904)

(a) Restatement to comply with FTB 88-1 and SFAS 13, as discussed above.
(b) To restate Internal Revenue Service settlement related to warrants to operating activities from financing activities.

There is no impact on our statements of operations related to the above. However, amortization of construction allowances and other lease concessions is now treated as a reduction of rent expense rather than as a reduction of depreciation expense.

The accompanying financial statements and these footnotes have not been updated except as required to reflect the effects of the restatements and adjustments discussed above, and certain additions to disclosures. Except as identified in the prior sentence, no other items included in the previously filed financial statements and footnotes have been updated. Additionally, these financial statements and footnotes do not purport to provide an update or discussion of any other developments at the Company subsequent to the original filing.

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

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. It leased 530 stores in 37 states, principally in strip shopping centers, at September 9, 2004, the filing date of the original Form 10-Q. The Company also has operated a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.

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

Seasonal sales and CPI data follow:

	2001		2002		2003		2004
	Spring	Fall	Spring	Fall	Spring	Fall	Spring
Total store sales ($ millions)*	$208.8	$206.7	$225.1	$198.7	$203.5	$187.7	$196.0

Sales per average store ($000's)	$393	$373	$406	$356	$371	$344	$368

Average number of stores	532	554	555	558	548	545	532

Comparable store sales**	-3.4%	-2.1%	+3.2%	-5.3%	-9.3%	-4.2%	-2.2%

Six-month CPI***	-3.4%	-1.6%	-1.9%	0.0%	-1.4%	-0.4%	+0.4%

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
***U.S. Dept. of Labor, U.S. City Average, Women’s and Girls’ Apparel (for 2004, January through June).

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

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. Since then, the Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of increased sales per average store with higher merchandise margins. This unrealized financial goal was translated early in fiscal 2003 into an integrated operational plan that was designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan.

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

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements for at least 12 months after September 9, 2004, the filing date of the original Form 10-Q.

This section constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

DISCUSSION AND ANALYSIS

(The following two sections provide details about the material line items in the Company’s statements of operations.)

Second Quarter of Fiscal 2004 Versus Second Quarter of Fiscal 2003

Net sales for the second quarter of fiscal 2004 decreased 3.4% from the second quarter of fiscal 2003, to $101.3 million from $104.8 million.

The components of this decrease in net sales are as follows:

Amount	Attributable to
($2.2) million	2.2% decrease in comparable store sales
0.7 million	new stores
(2.5) million	closed stores
0.5 million	other
($3.5) million	Total

Units sold per average store increased 3% and average price per unit sold decreased 4%, in comparison to the second quarter of fiscal 2003.

There was less customer acceptance of woven bottoms and denim, which reduced sales $3.2 million in the second quarter of fiscal 2004 in comparison to sales of those products in the second quarter of the previous year.

Average number of stores decreased from 546 to 532. See, "Stores."

Gross profit decreased to $20.9 million in the second quarter of fiscal 2004 from $21.7 million in the second quarter of fiscal 2003 decreasing as a percentage of net sales to 20.6% from 20.7%. Gross profit as a percentage of net sales decreased principally because of higher marketing expenses (60 basis points as a percentage of net sales), resulting from increased levels of direct mail. Gross profit levels in the future will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses decreased to $23.6 million in the second quarter of fiscal 2004 from $25.6 million in the second quarter of fiscal 2003 decreasing as a percentage of net sales to 23.3% from 24.4%. The percentage decrease was principally because of lower expenses for self-insured employee healthcare benefits (100 basis points) and workers’ compensation benefits (50 basis points) in the current quarter.

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

First Half of Fiscal 2004 Versus First Half of Fiscal 2003

Net sales for the first half of fiscal 2004 decreased 3.7% from the first half of fiscal 2003, to $198.8 million from $206.3 million.

The components of this decrease in net sales are as follows:

Amount	Attributable to
($4.2) million	2.2% decrease in comparable store sales
1.7 million	new stores
(5.4) million	closed stores
0.4 million	other
($7.5) million	Total

Units sold per average store increased 1% and average price per unit sold decreased 2%, in comparison to the first half of fiscal 2003.

There was less customer acceptance of denim and woven bottoms, which reduced sales $5.6 million in the first half of fiscal 2004 in comparison to sales of those products in the first half of the previous year.

Average number of stores decreased from 548 to 532.

Gross profit decreased to $41.7 million in the first half of fiscal 2004 from $43.8 million in the first half of fiscal 2003 decreasing as a percentage of net sales to 21.0% from 21.2%. Gross profit as a percentage of net sales decreased principally because of higher freight costs (20 basis points) resulting from shipping more cartons, partially offset by reduced inventory “shrinkage” (20 basis points) resulting from greater success of loss prevention programs at the store level.

General, administrative and store operating expenses decreased to $47.6 million in the first half of fiscal 2004 from $52.0 million in the first half of fiscal 2003 decreasing as a percentage of net sales to 23.9% from 25.2%. The percentage decrease was principally because of lower expenses for self-insured workers’ compensation benefits (70 basis points) and employee healthcare benefits (40 basis points) in the current half.

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

August Sales Results

Net sales for August 2004 decreased 3.2% from August 2003, to $24.1 million from $24.9 million. Comparable store sales for the month decreased 2.1%. The fiscal month of August 2003 included the Saturday before the Labor Day holiday. The fiscal month of August 2004 ended before the Labor Day weekend. Accordingly, the Company’s current sales performance versus last year can be measured more accurately when comparable store sales data for the two month period of August and September combined becomes available.

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

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. Since then, the Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of increased sales per average store with higher merchandise margins This unrealized financial goal was translated in early fiscal 2003 into an integrated operational plan that is designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan. There is no assurance, however, that the Company’s product repositioning plan will succeed.

This section constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Liquidity and Capital Resources

(This section provides details about the Company’s principal sources of liquidity.)

Cash Flow

Net cash provided from operating activities was $6.2 million in the first half of fiscal 2004 and $13.9 million in the first half of fiscal 2003. This change resulted principally from smaller decreases in inventory ($0.5 million in the first half of fiscal 2004 versus $16.7 million in the first half of fiscal 2003) and accounts receivable ($0.6 million in the first half of fiscal 2004 versus $1.7 million in the first half of fiscal 2003) partially offset by an increase in accounts payable and accrued expenses of $2.0 million in the first half of fiscal 2004 versus a decrease in that item of $4.6 million in the first half of fiscal 2003 and a smaller net loss ($4.9 million in the first half of fiscal 2004 versus $8.8 million in the first half of fiscal 2003).

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents were $18.4 million at July 31, 2004 compared with $23.9 million at August 2, 2003 and $14.4 million at January 31, 2004.

Inventories were stated at $48.5 million at July 31, 2004 compared with $44.9 million at August 2, 2003, principally as a result of more units, and compared with $49.1 million at January 31, 2004. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.) The additional units of inventory were primarily new Fall merchandise items. Inventory levels are seasonal.

Property and equipment decreased to $85.0 million at July 31, 2004 from $98.7 million at August 2, 2003, principally from depreciation, compared with $91.7 million at January 31, 2004.

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

In November 2003, the Company agreed in principle with the IRS on the settlement of tax refund claims the Company had filed for research credits and for deductions attributable to certain bank financing transactions during 1989 to 1992. In April 2004, the Company received partial payment from the IRS in the amount of $2.5 million (which was initially deferred on the balance sheet). The Company then received final clearance from the IRS regarding this amount. Consequently, the Company recognized the benefit of these refund claims, including the related interest thereon, during the second quarter of fiscal 2004.

(The following three sections provide details about certain uses of cash by the Company.)

Capital Expenditures

Capital expenditures in the first half of fiscal 2004 were $0.6 million compared with $ 2.0 million in the first half of fiscal 2003.

Capital expenditures are projected to be approximately $ 2.5 million for fiscal 2004, including implementation of the Company’s product repositioning plan. This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

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

The plaintiffs raised the possibility of settlement and the Company is participating in mediation proceedings to resolve the matter, subject to Court approval as early as the Spring season of fiscal 2005.

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

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements for at least 12 months after September 9, 2004, the filing date of the original Form 10-Q.

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

Depreciation and amortization of property and equipment relate principally to assets in stores and were $7.3 million in the first half of fiscal 2004 and $ 7.6 million in the first half of fiscal 2003.

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

The Company also performed its evaluation, in which the Company’s Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”) participated, of the effectiveness of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e), “Disclosure Controls”) with respect to information required to be disclosed by the Company (“Disclosures”) in filings with the Commission. Based on the issue that they identified in the Company’s accounting for Construction Allowances and certain other matters, the CEO and CFO each concluded that the Disclosure Controls were not effective as of July 31, 2004 in providing reasonable assurance that Disclosures were (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission’s rules and forms. The Company is currently studying ways (i) to strengthen its evaluation and monitoring of ongoing compliance with leasing matters and other generally accepted accounting principles and (ii) to ensure that it has appropriate staffing in its financial reporting function with qualifications for evaluating ongoing compliance with relevant accounting and financial reporting requirements.

During the second quarter of fiscal 2004, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     The following exhibit is filed herewith:

Number	Description
31	Certifications pursuant to Section 302

Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

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

(Registrant)     UNITED RETAIL GROUP, INC.

Date: February 16, 2005	By: /s/GEORGE R. REMETA George R. Remeta Vice Chairman of the Board Chief Administrative Officer and Chief Financial Officer - Authorized Signatory

EXHIBIT INDEX

(a)     The following exhibit is filed herewith:

Number	Description
31	Certifications pursuant to Section 302

Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

The following exhibits to the Corporation's Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya
10.2*	Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta
10.3*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll
10.4*	Form of Severance Pay Agreement, dated September 9, 2004 (entered into separately by the Corporation with Paul McFarren and Jon Grossman; similar contracts were entered into at the same time between the Corporation's respective subsidiaries and the respective officers of the subsidiaries)

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference.

Number in Filing	Description
10*	Bonus Agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference.

Number in Filing	Description
3	Restated By-laws of the Corporation
10.1*	Form of Tandem Bonus Plan Agreement
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
21	Subsidiaries of the Corporation

The following exhibit to the Corporation's Quarterly Report on Form 10-Q for the period ended May 3, 2003 is incorporated herein by reference:

Number in Filing	Description
10*	Amendments to Restated Supplemental Retirement Savings Plan ("SRSP")

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