Form 10-K
period 2005-01-29
UNITED RETAIL GROUP INC/DE
filed 2005-04-29
CIK 881905

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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

YES___X___ NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the 1934 Act). <pre>

YES _______ NO ___X___

The aggregate market value of all the voting and non-voting common equity of the registrant (the “Corporation” also referred to herein, together with its subsidiaries, as the “Company”) held by non-affiliates at the time this Report was filed was approximately $21.2 million computed by reference to the $1.99 price per share at which the common equity was last sold as of July 30, 2004. Solely for the purpose of this calculation, the number of shares held by non-affiliates was deemed to have been 10,641,932, which is the number of shares held by stockholders other than Raphael Benaroya, the Corporation’s Chairman of the Board, President and Chief Executive Officer.

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

There were 12,663,134 shares of the registrant’s common stock, $.001 par value per share, outstanding on April 28, 2005. One Stock Purchase Right is attached to each outstanding share.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980.)

Certain information in Part III of this Annual Report on Form 10-K (this “Report”) is incorporated herein by reference to the registrant’s proxy statement on Schedule 14A for its 2005 annual meeting of stockholders (the “Proxy Statement”) to be filed with the SEC on or before May 31, 2005 and to be posted on the “About Us” page at www.unitedretail.com.

Part I

Item 1.   Business.

Overview

The Company is a leading nationwide specialty retailer of large size (14 or larger) women’s fashions featuring its proprietary AVENUE® brand. Its product line features AVENUE® brand wearing apparel, AVENUE BODY® brand undergarments, CLOUDWALKERS® brand footwear, AVENUE® brand accessories and gifts, AVENUE® brand hosiery and AVENUE BODY® brand loungewear. Sales in fiscal 2004, fiscal 2003 and fiscal 2002, respectively, were principally of apparel, with none of the other product categories representing 10% or more of sales.

History

United Retail Group, Inc. was incorporated in Delaware in 1987 and completed its initial public offering in 1992. The Company’s current business resulted from an internal reorganization at Limited Brands, Inc. (“The Limited”) in 1987, in which The Limited combined its AVENUE® store group (then operating under the LERNER WOMAN trade name) with the SIZES UNLIMITED store group. Raphael Benaroya, currently the Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., was selected by The Limited to manage the combined businesses.

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

The Company exclusively promotes merchandise with its own brands, which the Company believes help to distinguish it from competitors. Through careful brand management, including consistent imaging of its brands, the Company seeks enhanced brand recognition. This paragraph includes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), which is subject to the uncertainties and other risk factors referred to in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Results.”

The Company offers selections of AVENUE® brand casual wear, career apparel, specialty items and accessories. The casual wear assortment includes skirts, pants, jeans, active wear, shirts, T-shirts, jackets and sweaters. Casual wear comprises the majority of the Company’s sales. The career assortment includes slacks, skirts, jackets, soft blouses and dresses.

The Company develops new AVENUE® brand apparel assortments on average four to six times each year. Accessories include earrings, pins, scarves, necklaces, watches and handbags.

The Company maintains an extensive customer database and uses direct mail, print media advertising, credit card statement inserts, and e-mail messages as part of its marketing activities in the belief that shoppers often make tentative purchasing decisions at home.

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

The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company’s distribution complex in Troy, Ohio. The Company maintains a worldwide logistics network of agents and space availability arrangements to support the in-bound movement of merchandise into the distribution complex. There, it is repacked and shipped to the stores. The out-bound system for store deliveries consists of common carrier line haul routes to a network of delivery agents. (The Company does not own or operate trucks.) The Company manages its inventory levels, merchandise allocation to stores and sales replenishing for each store through its computerized management information systems (“MIS”). MIS enables the Company to profile each store and evaluate and adjust each store’s merchandise mix on a weekly basis. New merchandise is allocated by style, color and size immediately before shipment to stores to achieve a merchandise assortment that is suited to each store’s customer base.

The Company’s inventory management strategy is to maintain targeted inventory levels and turns. The Company also seeks to minimize the amount of unsold merchandise at the end of a season by closely comparing sales and fashion trends with on-order merchandise and making necessary purchasing adjustments and price reductions, including clearance sales. The preceding sentences constitute forward-looking information under the Reform Act and are subject to the variables, uncertainties and other risk factors referred to in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Results.”

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

Company associates located at its headquarters maintain and support the applications software, operations, networking and point-of-sale functions of the Company’s management information systems. The mainframe hardware and systems software for the Company’s management information systems are maintained and operated by IBM under an outsourcing agreement that provides scalability of the Company’s platform.

Purchasing

Separate groups of merchants are responsible for different categories of merchandise. Most of the merchandise purchased by the Company consists of custom designed and fitted products, produced for the Company by contract manufacturing, under one of the Company’s brands.

The Company provides manufacturers with strict guidelines for product specifications (such as measurement, fabric and trim) and size gradings to ensure proper, consistent fit and quality. The Company and independent sourcing agents monitor production by manufacturers in the United States and abroad to ensure that size specifications, grading requirements and other specifications are met.

In fiscal 2004, three purchasing agents each accounted for 10% or more of the Company’s merchandise purchases, for a combined total of approximately 41.0% of purchases. There is no assurance that the replacement of any of these firms would not have a materially adverse effect on the Company’s operations.

Domestic purchases (some of which are foreign-made products) are executed by Company purchase orders. Import purchases are made in U.S. dollars and are generally supported by trade letters of credit.

Credit Sales

The Company permits its customers to use several methods of payment, including cash, personal checks, general purpose credit cards and a private label credit card that is co-branded with the Company’s AVENUE® service mark and the name of the issuer of the card, World Financial Network National Bank. Management believes that, in addition to supplying needed credit, the Company’s private label credit card builds customer loyalty.

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

Management believes its proprietary brands, merchandise selection, prices, consistency of merchandise quality and fit, and appealing store experience emphasizing strong merchandise presentations, together with its experienced management team, management information systems and logistics capabilities, enable it to compete in the marketplace.

This section includes forward-looking information under the Reform Act and is subject to the uncertainties and other risk factors referred to in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Results.”

Trade Name and Trademarks

The Company is the owner in the United States of its trade name, AVENUE®, used on storefronts, its principal trademarks, AVENUE®, AVENUE BODY® and CLOUDWALKERS®, used on merchandise labels, and its service mark, AVENUE®, used on giftcards. The Company also licenses the AVENUE® trademark to manufacturers of high end towels and watches. The Company is not aware of any use of its trade name or trademarks by its competitors that has a material effect on the Company’s operations or any material claims of infringement or other challenges to the Company’s right to use its trade name and trademarks in the United States.

Employees

As of March 31, 2005, the Company employed 5,496 associates, of whom 1,921 worked full-time and the balance of whom worked part-time. Considerable seasonality is associated with employment levels. Approximately 59 store associates are covered by collective bargaining agreements. The Company believes that its relations with its associates are good.

Seasonality

Prior to fiscal 2004, the first half of the fiscal year often had more store sales than the second half. See, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Company Sales Fluctuations.”

Item 2.   Properties.

As of January 29, 2005, the Company leased the following 514 stores in the following 37 states:

Alabama	7	Nebraska	2
Arizona	5	Nevada	3
Arkansas	2	New Hampshire	1
California	74	New Jersey	38
Connecticut	7	New Mexico	2
Delaware	2	New York	51
Florida	29	North Carolina	9
Georgia	17	Ohio	25
Illinois	38	Oklahoma	3
Indiana	11	Oregon	5
Kansas	2	Pennsylvania	20
Kentucky	3	Rhode Island	2
Louisiana	9	South Carolina	4
Maryland	12	Tennessee	6
Massachusetts	14	Texas	48
Michigan	26	Virginia	10
Minnesota	3	Washington	11
Mississippi	2	Wisconsin	4
Missouri	7

Store locations are available on the Internet at www.avenue.com.

All improvements in the Company’s stores, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the Company, with the landlord often providing a construction allowance. The Company usually pays certain store operating costs, including utilities, insurance and taxes and, where applicable, its share of common area maintenance expenses.

The Company leases its executive offices, which consist of approximately 65,000 square feet in an office building at 365 West Passaic Street, Rochelle Park, New Jersey 07662. The office lease has a term ending in August 2016.

The Company owns a 128-acre site adjacent to Interstate 75 in Troy, Ohio, on which its national distribution center is located. The national distribution center is equipped to service 900 retail stores and the Internet store. The site is adequate for a total of four similar facilities.

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

The plaintiffs in the Stanford case assert state wage and hour claims and related claims against the Company.

On March 18, 2005, the plaintiffs in the Stanford case and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”), subject to Court approval. The Settlement Agreement provides for payments in the total amount of up to approximately $2.3 million, including interest and payroll taxes, payable on a claims made basis in installments of up to approximately $1.3 million in the third quarter of fiscal 2005 and up to approximately $1.0 million on April 28, 2006. In connection with the settlement, compensation of store managers employed by the Company in California was converted from salaries to hourly wages in January 2005.

Court hearings to rule on the fairness of the terms of the Settlement Agreement are expected to be held in the second and third quarters of fiscal 2005.

In the event that the Court disapproves the Settlement Agreement, the Company intends to oppose class certification strongly. To the extent that the plaintiffs successfully obtain class certification, the Company intends to defend the Stanford case vigorously on the merits at trial.

In fiscal 2003 and fiscal 2004, the Company recorded an accrual for the cost of the agreed amount of the settlement in the Stanford case described above.

(b)

Certain pending legal proceedings to which the Company was a party were terminated during the fourth quarter of 2004 in the ordinary course of business. The termination of pending legal proceedings during that fiscal quarter did not have a material effect on the financial position, results of operations or cash flows of the Company. See, however, the discussion of the Settlement Agreement in the preceding subsection.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a stockholder vote during the fourth quarter of fiscal 2004.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)     The Common Stock of United Retail Group, Inc. is quoted on the Nasdaq Stock Market under the symbol “URGI.” Continued quotation on the NASDAQ Stock Market requires a minimum bid price of at least $1.00 per share to be maintained except for periods of less than 10 consecutive business days each, subject to an opportunity to cure the deficiency after receipt of notice from NASDAQ.

The following table sets forth the reported high and low sales prices of the Common Stock as reported by Nasdaq for each fiscal quarter indicated.

	2003		2004
	High	Low	High	Low
First Quarter	$3.09	$1.05	$3.25	$2.48
Second Quarter	$3.92	$1.15	$2.99	$1.77
Third Quarter	$4.50	$2.55	$3.71	$1.90
Fourth Quarter	$3.42	$2.15	$5.71	$3.30

The last reported sale price of the Common Stock on the Nasdaq Stock Market on April 28, 2005 was $4.90.

(b)     At April 22, 2005, there were 379 record owners of Common Stock.

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

(d)   Equity Compensation Plan Information As of January 29, 2005

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (% of total)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,871,312 (98.8%)	$6.60	254,860

Equity compensation plans not approved by stockholders	22,500 (1.2%)	$11.74	-0-

Total	1,893,812		254,860

Included in the table above are outstanding stock options issued to an incumbent non-management Director and an incumbent Vice President of the Company, respectively, that were approved by the Company’s Board of Directors but were not issued under a plan approved by the stockholders. In 1998, the Director received an option to purchase 17,000 shares at a price of $12.08 per share and an option to purchase 3,000 shares at a price of $11.50 per share, which were all fully vested at January 29, 2005. (The Director had not received any stock options during his service on the Company’s Board of Directors from 1992 through 1997.) In 2000, the Vice President received an option to purchase 2,500 shares at a price of $9.75 per share, of which the right to purchase 2,000 shares was vested at January 29, 2005.

All shares of stock of the Corporation sold by the Corporation between fiscal 2002 and fiscal 2004 were registered under the Securities Act of 1933 on Form S-8 Registration Statements.

(e)     Stock repurchases by the Company are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Stock Repurchases.”

Item 6.   Selected Financial Data.

Selected Financial Data*

	53 Weeks Fiscal Year Ended Feb. 3, 2001	Fiscal Year Ended Feb. 2, 2002	Fiscal Year Ended Feb. 1, 2003	Fiscal Year Ended Jan. 31, 2004	Fiscal Year Ended Jan. 29, 2005
	(Shares and dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$419,712	$427,040	$431,964	$396,265	$399,250
Cost of goods sold,
including buying
and occupancy costs	323,153	326,101	343,625	313,767	314,923
Gross profit	96,559	100,939	88,339	82,498	84,327
General, administrative
and store operating expenses	91,474	100,299	105,499	101,287	97,309
Goodwill impairment	-	-	5,611	-	-
Operating income (loss)	5,085	640	(22,771)	(18,789)	(12,982)
Interest Income**	(2,677)	(1,081)	(339)	(103)	(1,344)
Interest Expense	823	720	1,166	1,020	870
Income (loss) before taxes	6,939	1,001	(23,598)	(19,706)	(12,508)
Provision for (benefit from)
income taxes***	2,719	571	(521)	(636)	(2,028)
Net income (loss)	4,220	430	(23,077)	(19,070)	(10,480)
Net income (loss) per common share:
Basic	$0.32	$0.03	($1.77)	($1.47)	($0.82)
Diluted	$0.31	$0.03	($1.77)	($1.47)	($0.82)
Weighted average number
of common shares outstanding:
Basic	13,302	13,241	13,047	12,937	12,749
Diluted	13,515	13,442	13,047	12,937	12,749
Balance Sheet Data (at period end):
Working capital	$52,279	$44,526	$28,688	$18,324	$16,336
Total assets	210,046	218,187	200,048	170,811	155,208
Long-term capital lease obligations	-	7,213	5,764	3,646	1,735
Long-term distribution center financing	6,616	5,181	3,961	3,326	2,633
Total stockholders' equity	121,796	121,804	98,995	80,020	70,049

_________________

*The Selected Financial Data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this Report. Balance sheet data at January 29, 2005 and January 31, 2004 and statements of operations data for each of the three fiscal years in the period ended January 29, 2005 were derived from the audited consolidated financial statements appearing elsewhere in this Report. Data relating to the fiscal year ended February 1, 2003 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2004 filed with the Commission. All other data was derived from consolidated financial statements as revised for the correction of the accounting treatment of construction allowances. See, Item 9A. “Controls and Procedures.”
**Includes interest income of $1.3 million related to an IRS settlement for the year ended January 29, 2005.
***Includes for fiscal 2004, federal tax benefit of $0.4 million related to an Internal Revenue Service settlement and for fiscal 2004 and fiscal 2003, increases to valuation allowances of $4.3 million and $12.6 million, respectively, related to deferred tax assets and net operating loss carryforwards and $1.8 million and $0.9 million, respectively, in reversals of previous accruals for potential tax liabilities arising from various settlements.

The Company does not hold or issue financial instruments for trading purposes. Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material.

The Company mailed catalogs until March 2003, when the Company suspended catalog mailings indefinitely.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company has used direct mail, print media advertising, credit card statement inserts, in-store signage, and e-mail messages in its marketing activities.

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. At January 29, 2005, it leased 514 stores in 37 states. See, “Stores.” The Company also has operated a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.

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

Deflationary Price Trend in Apparel Industry

The Consumer Price Index published by the U.S. Dept. of Labor, Bureau of Labor Statistics city average for women’s and girls’ apparel (the “CPI”) declined 5.0% in fiscal 2001, 1.9% in fiscal 2002, 1.8% in fiscal 2003 and 0.6% in fiscal 2004, comparing January 31st each year with that date in the previous year. During the 10 years ended January 31, 2005, the CPI declined 14.6%. There is no assurance that this deflationary trend will not continue.

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

Seasonal store sales data follow with sales improvements versus the previous comparable period in bold type:

	2001		2002		2003		2004
	Spring	Fall	Spring	Fall	Spring	Fall	Spring	Fall
Total store sales ($ millions)*	$208.8	$206.7	$225.1	$198.7	$203.5	$187.7	$196.0	$196.9

Sales per average store ($000's)	$393	$373	$406	$356	$371	$344	$368	$372

Average number of stores	532	554	555	558	548	545	532	529

Comparable store sales**	-3.4%	-2.1%	+3.2%	-5.3%	-9.3%	-4.2%	-2.2%	+6.8%

_________________

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

Operating Results

The declines in sales per average store from the Fall 2002 season through the Spring 2004 season adversely affected operating results.

The Company had net income of $0.4 million in fiscal 2001 and incurred net losses of $23.1 million in fiscal 2002, $19.1 million in fiscal 2003 and $10.5 million in fiscal 2004. The Company had operating income of $0.6 million in fiscal 2001 and incurred operating losses of $22.8 million in fiscal 2002, $18.8 million in fiscal 2003 and $13.0 million in fiscal 2004. Excluding a one-time goodwill write-off, the operating loss in fiscal 2002 was $17.2 million. Operating income (loss) included loss from shop@home operations before unallocated corporate expenses and net interest income (expense) of $6.9 million in fiscal 2001 and $5.9 million in fiscal 2002. As a result of the suspension of the catalog (see, “Suspension of Catalog Operations”), the Company had only one reportable segment for fiscal 2003 and fiscal 2004.

Product Repositioning Plan

In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition; variations in weather patterns; fluctuations in consumer acceptance of products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. These variables caused the Company’s sales per average store to fluctuate in the past, declining from the Fall 2002 season through the Spring 2004 season and increasing in the Fall 2004 season. Thus, recent sales performance is not necessarily indicative of future sales performance. As a result, management believes that long-term sales projections within a defined narrow range are not reliable.

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. The Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of increased sales per average store with higher merchandise margins. This unrealized financial goal was translated into an integrated operational plan early in fiscal 2003 that was designed to reposition the Company’s product offering. (This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying.) This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan. The infrastructure to support implementation of the plan is already in place. See, Item 1. “Business – Merchandising and Marketing; Channel of Distribution; Merchandise Distribution and Inventory Management; Management Information Systems; Purchasing; Credit Sales; and Properties.”

This section constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Fluctuation in Store Count

Store counts averaged 557 stores, 546 stores and 531 stores, respectively, for fiscal 2002, 2003 and 2004. In fiscal 2004, the Company opened two stores and closed 23 stores. In fiscal 2005, the Company is planning to close approximately 15-20 stores as part of its normal lease maintenance program and to open only one new store. Thus, the average number of stores is expected to decline further in fiscal 2005.

The annual capital expenditure budgets after fiscal 2005 will provide for new store construction and other infrastructure development priorities. Prioritization will be based, among other things, on overall profitability and the availability of suitable locations at rents and on terms that fit the Company’s financial model for new store construction. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

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

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements for at least the next 12 months.

This section constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

DISCUSSION AND ANALYSIS

(This section and the one that follows provide details about the material line items in the Company’s statements of operations.)

Fiscal 2004 Versus Fiscal 2003

Net sales for fiscal 2004 increased 0.8% from fiscal 2003, to $399.3 million from $396.3 million.

The sources of net sales growth were as follows:

Amount	Attributable to
$8.5 million	2.2% increase in comparable store sales
2.8 million	new stores
(10.3) million	closed stores
2.0 million	other
$3.0 million	Total

In comparison to fiscal 2003, as a whole and on a quarterly basis, the components of net sales growth and the change in transactions per average store were as follows:

	first quarter fiscal 2004	second quarter fiscal 2004	third quarter fiscal 2004	fourth quarter fiscal 2004	52 weeks fiscal 2004
Units sold per average store	-1%	+3%	+21%	+14%	+8%

average price per unit sold	0%	-4%	-12%	-4%	-5%

transactions per average store	-2%	+4%	+20%	+17%	+9%

There was better customer acceptance of sweaters, which increased sales by $3.7 million in comparison to fiscal 2003.

Average number of stores decreased from 546 to 531. The average number of stores is expected to continue to decrease. See, “Stores.”

Internet and catalog (“shop @ home”) sales, which are not included in the calculation of comparable store sales, increased to $6.4 million in fiscal 2004 from $4.9 million in fiscal 2003, despite the suspension of catalog mailings early in fiscal 2003. See, “Suspension of Catalog Operations.”

Gross profit increased to $84.3 million in fiscal 2004 from $82.5 million in fiscal 2003, increasing as a percentage of net sales to 21.1% from 20.8%. Gross profit as a percentage of net sales increased principally because rent and occupancy costs declined as a percentage of net sales (110 basis points as a percentage of net sales), which occurred because net sales increased and rent and occupancy costs declined. The decline in rent and occupancy costs was partially offset by smaller merchandise margins (50 basis points) and higher marketing costs (30 basis points). Smaller merchandise margins were the result of lower prices caused principally by less customer acceptance of the Company’s product offering. Gross profit levels will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.” The decline in rent and occupancy costs is expected to continue as the average number of stores decreases.

General, administrative and store operating expenses decreased to $97.3 million in fiscal 2004 from $101.3 million in fiscal 2003, decreasing as a percentage of net sales to 24.4% from 25.6% principally from reductions in store payroll (60 basis points) and casualty and property insurance expense (60 basis points). There is no assurance that general, administrative and store operating expenses will continue to decrease. In addition to general cost inflation, the Company expects consulting and professional fees and Finance Department payroll to increase because of additional resources required to support new regulatory compliance. Also, although the number of associates employed in stores is expected to decrease as a result of store closings, proposed increases in the federal minimum wage and certain state minimum wages may put pressure on the wage rates paid to the remaining store associates. Further, in the first quarter of fiscal 2005, consulting and legal fees will be incurred in connection with the candidacy of more nominees for election as Director than there are seats on the Company’s Board of Directors. See Item 10. “Directors and Executive Officers of the Registrant - Nominating Comittee.”

The Company incurred operating losses of $13.0 million in fiscal 2004 and $18.8 million in the previous year.

Interest income was $1.3 million in fiscal 2004 and $0.1 million in fiscal 2003 as the result of interest on a federal income tax refund in fiscal 2004.

Interest expense was $0.9 million in fiscal 2004 and $1.0 million in fiscal 2003.

The benefit from income taxes increased to $2.0 million in fiscal 2004 from $0.6 million in fiscal 2003, principally from the reversal of accruals for potential tax liabilities due to settlements in fiscal 2004. As to the benefit from income taxes, the Company’s effective tax rate was 16.2% for fiscal 2004 and 3.2% for fiscal 2003. The primary contributing factors were the valuation allowance provided for the Company’s net operating loss (“NOL”) carryforwards and other net deferred tax assets, partially offset by the reversal of previous accruals for potential tax liabilities arising from settlements in each year and, in fiscal 2004, a settlement refund.

In fiscal 2004, the Company’s tax valuation allowance for all net deferred tax assets, including NOL’s, was increased by $4.3 million.

The Company incurred net losses of $10.5 million in fiscal 2004 and $19.1 million in fiscal 2003.

Fiscal 2003 Versus Fiscal 2002

Net sales for fiscal 2003 decreased 8.3% from fiscal 2002, to $396.3 million from $432.0 million.

The sources of this net sales decrease were as follows:

Amount	Attributable to
($28.5) million	7.0% decrease in comparable store sales
11.1 million	new stores
(14.6) million	closed stores
(3.7) million	other
($35.7) million	Total

In comparison to fiscal 2002, units sold per average store decreased 7% and average price per unit sold increased 2%.

There was less customer acceptance of dresses, woven tops and knit bottoms, which reduced sales by $18.5 million in comparison to fiscal 2002.

Average number of stores decreased from 557 to 546.

Shop @ home sales, which are not included in the calculation of comparable store sales, declined to $4.9 million in fiscal 2003 from $8.1 million in fiscal 2002, primarily from the suspension of catalog mailings.

Gross profit decreased to $82.5 million in fiscal 2003 from $88.3 million in fiscal 2002 but increased as a percentage of net sales to 20.8% from 20.5%. Gross profit as a percentage of net sales increased principally because of lower marketing costs resulting from the suspension of catalog mailings (100 basis points as a percentage of net sales) and higher merchandise margins (60 basis points). (Higher merchandise margins were the result of higher prices supported by stronger customer demand.) The decline in marketing costs and increase in merchandise margins were partially offset by an increase in rent and occupancy costs as a percentage of net sales (140 basis points), which occurred because net sales declined at a faster rate than rent and occupancy costs.

General, administrative and store operating expenses decreased to $101.3 million in fiscal 2003 from $105.5 million in fiscal 2002, excluding the goodwill write-off referred to below. However, as a percentage of net sales, these expenses increased to 25.6% from 24.4%, principally from an increase in store payroll as a percentage of net sales (90 basis points), which occurred because net sales declined at a faster rate than store payroll.

The Company incurred operating losses of $18.8 million in fiscal 2003 and $22.8 million in the previous year. In fiscal 2002, the Company recorded a one-time impairment of goodwill in the amount of $5.6 million. Excluding the goodwill write-off, the operating loss in fiscal 2002 was $17.2 million.

As to the benefit from income taxes, the Company’s effective tax rate was 3.2% for fiscal 2003 and 2.2% for fiscal 2002. The primary contributing factor in each period was the valuation allowance provided for the Company’s NOL carryforwards and other net deferred tax assets.

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

February-March Sales

Combined net sales for the months of February and March 2005 increased 9.0% from February and March 2004 to $69.9 million from $64.2 million. Comparable store sales for the two months increased 10.8%. Easter occurred in March 2005 and April 2004, which affected year over year comparisons of sales and comparable store sales for the months of February and March combined. Average number of stores decreased from 534 to 513.

In comparison to the months of February and March 2004 combined, units sold per average store increased 22%; average price per unit sold decreased 8%; and transactions per average store increased 23%.

Comparable Store Sales

	2003		2004		2005
	Spring	Fall	Spring	Fall	February-March
Comparable store sales were:	-9.3%	-4.2%	-2.2%	+6.8%	+10.8%

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

Product Repositioning Plan

In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition; variations in weather patterns; fluctuations in consumer acceptance of products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. These variables caused the Company’s sales per average store to fluctuate in the past, declining from the Fall 2002 season through the Spring 2004 season and increasing in the Fall 2004 season. Thus, recent sales performance is not necessarily indicative of future sales performance. As a result, management believes that long-term sales projections that fall within a defined narrow range are not reliable.

After fiscal 2001, when net income declined to $0.4 million, the Company incurred net losses. Since then, the Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of increased sales per average store with higher merchandise margins. This unrealized financial goal was translated into an integrated operational plan early in fiscal 2003 that is designed to reposition the Company’s product offering. This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying. This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan. The infrastructure to support implementation of the plan is already in place. See, Item 1. “Business – Merchandising and Marketing; Channel of Distribution; Merchandise Distribution and Inventory Management; Management Information Systems; Purchasing; Credit Sales; and Properties.” There is no assurance, however, that the Company’s product repositioning plan will succeed.

This section constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Liquidity and Capital Resources

This section provides details about the Company’s sources of liquidity.

Cash Flow

Net cash provided from operating activities decreased to $3.2 million in fiscal 2004 from $5.9 million in fiscal 2003. This resulted principally from an increase of $0.4 million in inventory in fiscal 2004 versus a decrease of $12.5 million in inventory in fiscal 2003, partially offset by a reduction in net loss to $10.5 million in fiscal 2004 from $19.1 million in fiscal 2003.

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents were $12.6 million at January 29, 2005 compared with $14.4 million at January 31, 2004.

Inventories were stated at $49.5 million at January 29, 2005 compared with $49.1 million at January 31, 2004, an increase of 0.8%. Inventory per store excluding Shop @ Home inventories increased 4.7% as a result of more units, principally of Spring merchandise. Inventory was increased in anticipation of higher demand. See, “February-March Sales.” Inventory levels are seasonal. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment decreased to $79.0 million at January 29, 2005 from $91.7 million at January 31, 2004, principally from depreciation. The Company expects property and equipment to decrease further in fiscal 2005, principally from depreciation.

Tax Refund

In April 2004, the Company received payment from the IRS of $2.5 million in connection with tax refund claims. ($1.1 million was recorded as an increase to additional paid-in capital as it related to stock warrant deductions; $1.2 million of interest income was recorded in the Company’s results of operations; and $0.2 million in federal tax benefit was recorded related to research credits.) An additional payment of $0.3 million was received from the IRS in August 2004. ($0.1 million of interest income was recorded; and $0.2 million in federal tax benefit was recorded related to research credits.)

Other Liquidity Sources

Purchases of merchandise directly imported by the Company are made in U.S. dollars and generally financed by trade letters of credit.

The Financing Agreement was extended and expanded during fiscal 2003. The term was extended three years to August 15, 2008. The line of credit was increased from $40 million to $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At January 29, 2005, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $21.3 million and standby letters of credit were outstanding in the amount of $6.1 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.

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

The combined borrowing capacity of the Companies is cyclical due to the seasonality of the retail industry. At January 29, 2005, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $10.1 million; the Pledged Account had a zero balance; a $0.1 million loan was outstanding; and the Companies’ balance sheet cash and cash equivalents of $12.6 million were unrestricted. The Company has agreed with CIT to have its subsidiary, Avenue Giftcards, Inc. (which issues AVENUE® giftcards), maintain a minimum level of high-grade liquid investments, which amounted to $0.7 million. These investments were classified as restricted cash on the balance sheet at January 29, 2005 and will fluctuate each quarter in relation to the volume of net issuances of AVENUE® giftcards and merchandise credits during the previous six months. (The volume of net issuances is seasonal.)

The line of credit is collateralized by a security interest in (i) inventory and its proceeds, (ii) receivables from credit card companies and (iii) the balance, if any, from time to time in the Pledged Account.

The Financing Agreement includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to making certain investments, declaring or paying dividends, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business.

The Company has drawn on the revolving loan facility under the Financing Agreement from time to time to meet its peak working capital requirements. Interest is payable monthly based on a 360-day year either at the prime rate plus an incremental percentage up to 0.75% per annum or at the LIBOR rate plus an incremental percentage ranging from 1.75% to 2.50% per annum. The borrower can select either the prime rate or the LIBOR rate as the basis for determining the interest rate. In either case, the incremental percentage is determined by the average excess availability. Payments of revolving loans are not required until termination of the agreement unless either (1) the outstanding balance of revolving loans and outstanding letters of credit exceeds the combined borrowing capacity of the Companies, in which case the excess would be payable upon demand from CIT or (2) a default under the Financing Agreement arises.

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

Capital expenditures were $2.0 million in fiscal 2004 and $3.4 million in fiscal 2003, principally because the Company opened fewer new stores in fiscal 2004.

Capital expenditures are projected to be approximately $3.0 million for fiscal 2005, including implementation of the Company’s product repositioning plan. This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Principal Contractual Obligations and Certain Other Commercial Commitments

The principal contractual obligations of the Company and certain other commercial commitments at January 29, 2005 (see, also “Critical Accounting Policies – Incurred But Not Reported Claims For Personal Injuries and Medical Benefits”) are summarized in the following charts:

	Payments Due by Period (000's omitted)
Principal Contractual Obligations	Total Payments Due (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Fixture Capital Leases*	$3,468	$1,733	$1,735	$0	$0
Distribution Center Mortgage*	3,326	693	1,579	1,054	0
Call Center Systems Capital Lease	140	140	0	0	0
Revolving Loan	100	100	0	0	0
Total	$7,034	$2,666	$3,314	$1,054	$0

	Amount of Commitment Per Period (000's omitted)
Certain Other Commercial Commitments	Total Amounts Committed (000's omitted)	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases**	$261,248	$48,031	$71,034	$56,925	$85,258
Trade Letters of Credit***	21,335	21,335	0	0	0
Standby Letters of Credit	6,145	6,145	0	0	0
Customs Duties Bond	2,000	2,000	0	0	0
Total	$290,728	$77,511	$71,034	$56,925	$85,258

_________________

*The proceeds of the fixture capital leases were principally used to partially finance new store construction in fiscal 2001. The proceeds of the distribution center mortgage were principally used to partially finance the construction cost of the Company’s national distribution center, which was completed in fiscal 1993.
**Landlord charges other than rent are not included. Additional landlord charges for taxes, maintenance and similar expenses were equivalent to approximately 30% to 35% of the rent paid historically.
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

The plaintiffs in the Stanford case assert state wage and hour claims and related claims against the Company.

On March 18, 2005, the plaintiffs in the Stanford case and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”), subject to Court approval. The Settlement Agreement provides for payments in the total amount of up to approximately $2.3 million, including interest and payroll taxes, payable on a claims made basis in installments of up to approximately $1.3 million in the third quarter of fiscal 2005 and up to approximately $1.0 million on April 28, 2006. In connection with the settlement, compensation of store managers employed by the Company in California was converted from salaries to hourly wages in January 2005.

Court hearings to rule on the fairness of the terms of the Settlement Agreement are expected to be held in the second and third quarters of fiscal 2005.

In the event that the Court disapproves the Settlement Agreement, the Company intends to oppose class certification strongly. To the extent that the plaintiffs successfully obtain class certification, the Company intends to defend the Stanford case vigorously on the merits at trial.

In fiscal 2003 and fiscal 2004, the Company recorded an accrual for the cost of the agreed amount of the settlement in the Stanford case described above.

Meeting Cash Requirements

The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for building stores and replacing fixtures where appropriate. Also, the Stanford wage and hour class action might be settled with Court approval in the third quarter of fiscal 2005 (see, “Pending Litigation”).

During fiscal 2004, the Company funded net cash used in investing activities, repayments of long-term debt and payments on capital lease obligations from net cash provided from operating activities and a net decrease in cash and cash equivalents. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities.

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements, including the anticipated settlement of the Stanford case with Court approval, for at least the next 12 months.

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

The markdown reserves at the end of fiscal 2004, fiscal 2003 and fiscal 2002, respectively, ranged from a low of $0.8 million to a high of $1.5 million, with fiscal 2004 at the low end of the range. Giving effect to these reserves, inventories were stated at approximately $49.5 million at January 29, 2005, $49.1 million at January 31, 2004 and $61.6 million at February 1, 2003.

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

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

The Company records a liability for IBNR Claims, which is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker. The Company has insurance policies with coverage for auto, general liability and workers’ compensation claims but it remains liable for a self-insured retention of $0.1 million for each auto claim and $0.3 million for each general liability and workers’ compensation claim. The Company is self-insured for its medical, dental and prescription plans for associates. The Company has stop loss insurance coverage for employee medical claims over $0.2 million each. Also, there is an aggregate limit which, at January 29, 2005, was $6.8 million based on the number of associates participating at that time. The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ.

If the outcome of claims made with respect to a fiscal period were to exceed the recorded IBNR liability for that period, the liabilities on the balance sheet would have been understated and income would have been overstated for the period in question. (The opposite would be true if the subsequent outcome were less than the recorded IBNR liability.)

To estimate its casualty (auto, general liability and workers’ compensation) IBNR, the Company uses policy year (July 1) maturation factors based on the Company’s history of claim development (the high and low year factors are excluded in arriving at an average). Another possible method would be to use industry maturation factors.

The Company believes that industry factors are less reliable because they are broad based. The use of industry factors would not have changed materially the Company’s casualty IBNR liability reflected on the balance sheets included in the financial statements contained in this Report. As of January 29, 2005, for example, the use of industry factors would have decreased the liability by approximately $0.1 million.

The Company estimates its health claims IBNR by (i) dividing the “run-off” amounts (claims paid after a policy expired without being renewed) by claims paid during the last policy year (December 31) and (ii) applying the resulting percentage to the trailing 12 months of paid claims at the time of the calculation. An alternative methodology would be to use industry factors.

The Company believes that industry factors are less reliable because they are broad based. The use of industry factors would not have changed materially the Company’s health claims IBNR liability reflected on the balance sheets included in the financial statements contained in this Report. As of January 29, 2005, for example, the use of industry factors would have increased the liability by approximately $0.1 million.

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

Tax Valuation Allowance

In fiscal 2002, the Company first recorded a charge to establish a valuation allowance for its NOL carryforwards and other net deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which places significant importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a tax valuation allowance. At January 29, 2005, the accumulated tax valuation allowance was $24.2 million.

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

Under the Credit Card Program Agreement, the Bank issues credit cards to eligible Company customers who apply to the Bank. Net credit sales volume with the Bank increased to $123.3 million in fiscal 2004 from $113.3 million in fiscal 2003. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company’s AVENUE service mark and the Bank’s name. The credit cards are used only for merchandise and services offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

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

Receivables as defined in the Credit Card Program Agreement at the close of the last billing cycle in the year increased to $78.0 million at January 29, 2005 from $76.6 million at January 31, 2004.

The credit card program premium (or, potentially, discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank. Costs are based on the volume of credit card program processing activities performed by the Bank.

General, administrative and store operating expenses were offset in part by premiums received from the Bank of $5.2 million in fiscal 2004 and $4.2 million in fiscal 2003. The increase in premiums from the Bank was primarily due to improved bad debt write-offs by the Bank.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program. For up to the first $85 million of receivables, cost of funds means the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points to be reset every three months (the published CMT rate was 2.89% per annum at January 29, 2005). However, the CMT rate shall not be more than 6.75% per annum and not be less than 5.00% per annum for the purpose of this calculation. (The Bank’s receivables for the program were less than $85 million at January 29, 2005, but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

Fiscal 2006 Accruals for Employee Stock Options

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. SFAS No. 123R is effective for the first fiscal year beginning after June 15, 2005, which, for the Company, will be fiscal 2006.

The adoption of SFAS No. 123R may have a significant impact on the Company’s results of operations. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend, among other things, on the market value and the amount of share-based awards granted in future periods.

Stores

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 514 stores in 37 states at January 29, 2005.

Store counts averaged 557 stores, 546 stores and 531 stores, respectively, for fiscal 2002, 2003 and 2004. In fiscal 2004, the Company opened two stores and closed 23 stores. In fiscal 2005, the Company is planning to close approximately 15-20 stores as part of its normal lease maintenance program and to open only one new store. Thus, the average number of stores is expected to decline further in fiscal 2005. This paragraph includes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

The annual capital expenditure budgets after fiscal 2005 will provide for new store construction and other infrastructure development priorities. Prioritization will be based, among other things, on overall profitability and the availability of suitable locations at rents and on terms that fit the Company’s financial model for new store construction. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Retail selling space was approximately 2.2 million square feet at January 29, 2005 and 2.3 million square feet at January 31, 2004.

Depreciation and amortization of property and equipment relate principally to assets in stores and declined to $14.3 million in fiscal 2004 from $15.5 million in fiscal 2003. Depreciation and amortization of property and equipment are expected to decline further in fiscal 2005.

E-Commerce

The Company has an Internet site (www.avenue.com) that sells a selection of the merchandise that is also for sale in the Company’s stores. The Company ships its avenue.com orders from its national distribution center in Troy, Ohio.

Suspension of Catalog Operations

The Company mailed catalogs until March 2003, when the Company suspended catalog mailings indefinitely.

Stock Repurchases

The Company did not repurchase shares of its own stock in fiscal 2004 except that the trust under the Company’s Supplemental Retirement Savings Plan (“SRSP”) purchased 279,870 shares in May-June 2004 using a portion of the funds accumulated since 1993 in the deferred compensation account of Raphael Benaroya, the Company’s Chairman, President and Chief Executive Officer. (56.2% of the account balance at the time represented amounts withheld from Mr. Benaroya’s salary and earnings thereon and the remainder represented contributions by the Company pursuant to the general terms of the SRSP and earnings thereon.) The shares held in Mr. Benaroya’s SRSP account are treated in the same manner as treasury shares. The Company has no plans to repurchase shares of its own stock at present except with trust funds under the Company’s SRSP to satisfy obligations that may arise under that plan to invest a portion of participants’ accounts in Company stock.

With respect to the deferred compensation obligations of the SRSP, the liability is marked to market and this liability adjustment flows through the statement of operations as either an increase or a decrease in compensation expense. With respect to the SRSP assets, marketable securities are also marked to market except shares of Company stock, which are recorded permanently at cost. This asset adjustment also flows through the statement of operations. The liability adjustment and the asset adjustment are not necessarily equal in amount because of the disparate treatment of Company stock. In fiscal 2004, the market price of Company stock rose and compensation expense was increased $0.7 million as a result of the foregoing accounting treatment.

Corporate Acquisition Reviews

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

The Company historically experienced fluctuations in customer response to its merchandise assortments. Future success depends on the Company’s ability to consistently anticipate, assess and react to the changing demands of its customer-base. As a private label merchandiser, the Company assumes certain risks, including long product lead times and high initial purchase commitments, that amplify the consequences of any miscalculation that it might make in anticipating fashion trends or interpreting them for customers. There is no assurance that the Company will be able to identify and offer merchandise that appeals to its customer-base or that the introduction of new merchandise will be successful or profitable.

Future success also depends upon the Company’s ability to effectively define, evolve and promote its brand. In order to achieve and maintain significant brand name recognition, it may become necessary to increase investments in the development of the brand through various means, including customer research, advertising, direct mail marketing and Internet marketing. There is no assurance that, if such funding becomes necessary, it will be available.

The Company is devoting significant management and financial resources to document, test, monitor and enhance internal control over financial reporting in order to meet the requirements of the Sarbanes-Oxley Act of 2002. There is no assurance that these measures will make the controls adequate or effective in preventing fraud or human error. Any failure in the effectiveness of internal control over financial reporting that might occur could have a material effect on financial reporting or cause the Company to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of the Common Stock.

The following additional factors, among others, could also affect the Company’s actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: threats of terrorism; war risk; shifts in consumer spending patterns, overall economic conditions; the impact of increased competition; variations in weather patterns; uncertainties relating to execution of the Company’s product repositioning strategy; store lease expirations; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company’s manufacturers to deliver products in a timely manner; political instability and other risks associated with foreign sources of production and increases in fuel costs. Further, the Stanford wage and hour class action will be settled or go to trial (see, “Pending Litigation”).

As a result of the variables, risks and uncertainties referred to in this section, the projections made in this Report may not be reliable.

The Company’s stockholder rights plan and certain provisions of the By-Laws and of the Delaware General Corporation Law may make it more difficult for a third party to acquire the Company even if doing so would allow the stockholders to receive a premium over the prevailing market price of the Common Stock. These rights and By-Laws provisions are intended to encourage potential acquirers to negotiate and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these rights and provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect the price of the Common Stock.

The Company assumes no obligation to update any forward-looking statement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold or issue financial instruments for trading purposes. Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material. See, however, in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (i) the eighth paragraph under the caption “Other Liquidity Sources” regarding the variable interest rate payable on revolving loans to the Companies and (ii) the final paragraph under the caption “Private Label Credit Cards Issued By The Bank” regarding the cost of funds associated with the credit cards that are co-branded with the Company’s AVENUE® service mark and the name of the issuer of the cards, World Financial Network National Bank. The Company has no material exposure to foreign currency exchange rate risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UNITED RETAIL GROUP, INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of United Retail Group, Inc. and its subsidiaries (the “Company”) at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Stamford, Connecticut
April 27, 2005.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	January 31, 2004	January 29, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$14,421	$12,596
Accounts receivable	1,789	1,504
Inventory	49,054	49,503
Prepaid rents	4,826	4,599
Restricted cash	-	742
Other prepaid expenses	2,044	1,712
Total current assets	72,134	70,656

Property and equipment, net	91,703	79,026
Deferred compensation plan assets	4,893	3,473
Deferred charges and other intangible assets,
net of accumulated amortization of $389 and $453	616	741
Other assets	1,465	1,312
Total assets	$170,811	$155,208
LIABILITIES
Current Liabilities:
Current portion of distribution center financing	$635	$693
Current portion of capital leases	2,086	1,873
Current portion of revolver	-	100
Accounts payable and other	19,795	18,336
Disbursement accounts	9,434	9,066
Accrued expenses	21,860	24,252
Total current liabilities	53,810	54,320

Long-term distribution center financing	3,326	2,633
Long-term capital leases	3,646	1,735
Deferred lease incentives	14,993	12,908
Deferred compensation plan liabilities	4,893	4,853
Other long-term liabilities	10,123	8,710
Total liabilities	90,791	85,159
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized:
1,000,000; none issued
Series A junior participating preferred stock,
$.001 par value; authorized 150,000; none issued
Common stock, $.001 par value; authorized
30,000,000; issued 14,248,210; outstanding 14,249,800	14	14
Additional paid-in capital	83,696	84,856
Retained earnings (accumulated deficit)	3,986	(6,494)
Treasury stock (1,310,906 shares and 1,590,766 shares), at cost	(7,676)	(8,327)
Total stockholders' equity	80,020	70,049
Total liabilities and stockholders' equity	$170,811	$155,208

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Fiscal Year Ended February 1, 2003	Fiscal Year Ended January 31, 2004	Fiscal Year Ended January 29, 2005
Net Sales	$431,964	$396,265	$399,250
Cost of goods sold, including buying and occupancy costs	343,625	313,767	314,923
Gross Profit	88,339	82,498	84,327

General, administrative and store operating expenses	105,499	101,287	97,309
Goodwill impairment	5,611	-	-
Operating income (loss)	(22,771)	(18,789)	(12,982)
Interest income	(339)	(103)	(1,344)
Interest expense	1,166	1,020	870
Loss before income taxes	(23,598)	(19,706)	(12,508)
Benefit from income taxes	(521)	(636)	(2,028)
Net income (loss)	($23,077)	($19,070)	($10,480)
Net loss per share
Basic	($1.77)	($1.47)	($0.82)
Diluted	($1.77)	($1.47)	($0.82)
Weighted average number of shares outstanding
Basic	13,046,568	12,937,304	12,748,878
Common stock equivalents (stock options)	-	-	-
Diluted	13,046,568	12,937,304	12,748,878

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended February 1, 2003	Fiscal Year Ended January 31, 2004	Fiscal Year Ended January 29, 2005
Cash Flows From Operating Activities:
Net loss	($23,077)	($19,070)	($10,480)
Adjustments to reconcile net loss to net cash
provided from operating activities:
Depreciation and amortization of property and equipment	14,920	15,462	14,315
Amortization of deferred charges and other intangible assets	576	504	343
Deferred lease assumption revenue amortization	(140)	(30)	(2)
Goodwill impairment	5,611	-	-
Loss on disposal of assets	533	938	309
Compensation expense	311	95	-
Net non-cash compensation expense on deferred compensation plan	-	-	729
Provision for deferred income taxes	761	-	-
Internal Revenue Service settlement related to warrants			1,157
Changes in operating assets and liabilities:
Accounts receivable	(1,539)	1,205	285
Inventory	224	12,515	(449)
Accounts payable and accrued expenses	7,290	(5,338)	730
Prepaid expenses	187	392	(183)
Income taxes payable	125	1,275	43
Deferred lease incentives	162	(1,995)	(2,085)
Other assets and liabilities	798	(27)	(1,540)
Net Cash Provided from Operating Activities	6,742	5,926	3,172

Investing Activities:
Capital expenditures	(14,144)	(3,395)	(1,963)
Deferred payment for property and equipment	773	53	(10)
Net Cash Used in Investing Activities	(13,371)	(3,342)	(1,973)

Financing Activities:
Issuance of loans to officers	(52)	-	-
Proceeds from exercise of stock options	49	-	3
Repayments of long-term debt	(1,435)	(1,220)	(635)
Payments on capital lease obligations	(1,797)	(1,995)	(2,124)
Decrease in disbursement accounts	(368)	(2,488)	(368)
Net borrowings under line-of-credit agreement	-	-	100
Other	(40)	-	-
Net Cash Used in Financing Activities	(3,643)	(5,703)	(3,024)

Net decrease in cash and cash equivalents	(10,272)	(3,119)	(1,825)
Cash and cash equivalents, beginning of period	27,812	17,540	14,421
Cash and cash equivalents, end of period	$17,540	$14,421	$12,596

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(shares and dollars in thousands, except per share amount)

	Common Stock Shares Outstanding	Common Stock $.001 Par Value	Additional Paid-in Capital	Retained Earnings/ Accumulated Deficit	Treasury Stock, at Cost	Total Stockholders' Equity

Balance, February 2, 2002	13,204	$14	$80,408	$46,133	($4,751)	$121,804

Exercise of stock options	12		49			49
Treasury stock	(279)				(2,925)	(2,925)
Loans repayments by officers			2,873			2,873
Compensation expense			311			311
Other			(40)			(40)
Net loss				(23,077)		(23,077)

Balance, February 1, 2003	12,937	14	83,601	23,056	(7,676)	98,995

Compensation expense			95			95
Net loss				(19,070)		(19,070)

Balance January 31, 2004	12,937	14	83,696	3,986	(7,676)	80,020

Tax benefits from stock warrants			1,157			1,157
Shares in deferred compensation plan	(280)				(651)	(651)
Exercise of stock options	2		3			3
Net loss				(10,480)		(10,480)

Balance, January 29, 2005	12,659	$14	$84,856	($6,494)	($8,327)	$70,049

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Company Description and Basis of Presentation

United Retail Group, Inc. (“United Retail”) is a specialty retailer of large-size women’s fashion apparel, footwear and accessories, featuring AVENUE® brand merchandise, operating 514 stores as of January 29, 2005 throughout the United States.

The consolidated financial statements include the accounts of United Retail and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year balances have been reclassified to conform with the current year presentation.

2.   Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Fiscal 2002, fiscal 2003 and fiscal 2004 consisted of 52 weeks and ended on February 1, 2003, January 31, 2004, and January 29, 2005, respectively.

Net Revenues

Revenues include sales from all stores operating during the period, the Company’s catalog and website operations. The Company’s catalog was discontinued in March 2003. Revenues are net of returns and exclude sales tax. Revenue is recognized when title and risk of loss have passed to the customer, which for stores is at the point of sale and for catalog and internet sales is at the point of destination. We recognize revenue from gift cards at the time the gift cards are redeemed.

Sales Return Reserve

As part of the normal sales cycle, the Company receives customer merchandise returns. To account for the financial impact of this process, management estimates future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history.

Shipping and Handling Costs

Shipping and handling revenue is included in net sales. Shipping and handling costs are included in general, administrative and store operating expenses. During fiscal 2002, fiscal 2003 and fiscal 2004, shipping and handling costs were $572,000, $364,000, and $471,000 respectively.

Cost of Goods Sold, Buying and Occupancy

Cost of goods sold includes merchandise costs, net of discounts and allowances, marketing, freight and inventory shrinkage. Buying and occupancy expenses primarily include payroll expenses for the Company’s buying departments and distribution network, rent, common area maintenance, real estate taxes, utilities, maintenance and depreciation for the Company’s stores, distribution center, internet fulfillment center and equipment.

Marketing Costs

The Company expenses marketing costs when the event occurs. Marketing expense, included in cost of goods sold in the accompanying consolidated statements of operations, was $15.5 million, $10.3 million, and $11.6 million in fiscal 2002, 2003, and 2004, respectively.

Earnings Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Earnings per diluted share includes the weighted average effect of dilutive options on the weighted average shares outstanding.

The computation of earnings per diluted share excludes options to purchase 1,826,072 shares, 1,897,872 shares and 1,893,812 shares in fiscal 2002, fiscal 2003 and fiscal 2004, respectively, as a result of the Company’s net loss.

Cash and Cash Equivalents

The Company considers cash on hand, bank deposits, money market funds and short-term investments with maturities of less than 90 days, when purchased, as cash and cash equivalents. Cash and cash equivalents also include proceeds from credit card sales prior to the end of the fiscal period that were typically remitted as cash within five days after the end of such fiscal period.

Restricted Cash

As of January 25, 2005, the Company is required by The CIT Group/Business Credit, Inc. to maintain at all times balances in a designated account in an amount not less than 25% of the amount of gift cards and merchandise credits issued and not redeemed during the prior six month period (See Note 10).

Inventory

Inventories are stated at the lower of cost or market. The Company utilizes the retail method (an average cost flow assumption is used), under which a cost-to-price relationship is developed on the basis of original cost as compared to initial retail selling price. The valuation of inventories at cost and the resulting margins are calculated by applying this cost-to-price relationship to the retail value of inventories. Permanent markdowns, when taken, reduce both the cost and price components of inventory on hand, which maintains the established cost-to-price relationship. Consequently, the use of the retail inventory method results in valuing inventories at lower of cost or market.

Inherent in the retail inventory method are management estimates on current and future selling value of the inventory, which can significantly impact the ending inventory valuation at cost as well as resulting margins. The necessity for management estimates, coupled with the fact that the retail inventory method is an averaging process, can produce inventory costs at any point in time that are inexact.

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

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the group of assets that have independent cash flows on a combined basis in measuring whether the carrying value of the asset is recoverable.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash equivalents. The Company places its cash and cash equivalents in highly liquid investments with high quality financial institutions.

Private Label Credit Card Agreement

The Company and World Financial Network National Bank (“WFN”) are parties to a Private Label Credit Card Program Agreement (“Agreement”). Under the Agreement, WFN reviews applications for credit cards, issues credit cards to eligible applicants, processes billing statements and payments, handles customer service and initiates collection activities from delinquent customers (“Processing Costs”). The Company does not include the receivable created under the Credit Card Program in the Company’s accounts receivables on its balance sheet because under the Agreement, the Company has no interest in the customer accounts or receivables. The credit card program premium (or potentially discount) deducted from general, administrative and store operating expenses is equal to royalties (program revenues less net write-offs of receivables and the cost of funding the receivable) less Processing Costs performed by WFN. The net premium deducted from general, administrative and store operating expenses was $3.3 million, $4.2 million and $5.2 million for the fiscal years ended February 1, 2003, January 31, 2004 and January 29, 2005, respectively.

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

The Company records a liability for incurred but not reported claims (“IBNR”) for each fiscal year. This liability is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker. (The Company has insurance policies with coverage for auto, general liability and workers’ compensation but it remains liable for a self-insured retention. The Company is self-insured for its medical, dental and prescription plans for associates but it has stop loss insurance policies to limit its liability.)

The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ. The use of different estimates or assumptions would change the amount recorded.

Income Taxes

The Company provides for income taxes in accordance with SFAS No.109, “Accounting for Income Taxes”. This statement requires the use of the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense (benefit) represents the change in the deferred tax asset/liability balance. The Company establishes valuation allowances against deferred tax assets when sufficient negative evidence exists concerning the realization of those deferred tax assets. The Company also provides for estimated exposures on its filed tax returns, such accruals are included in other long-term liabilities.

Stock Options

The Company has several stock option plans in operation which are more fully described in Note 15. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees” (“Opinion No. 25”) and has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting For Stock-Based Compensation (“SFAS No. 123”).” Under Opinion No. 25, compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date. In May 1998, the stockholders ratified the issuance of non-qualified stock options whose market price at the date of grant exceeded the exercise price, which equaled the market price on the date of Board action. In accordance with Opinion No. 25, compensation expense is recorded ratably over the five-year vesting period of the options. All other stock options have been granted at the market price of the stock at the measurement date.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions under SFAS No. 123 to stock-based employee compensation:

	(dollars in thousands except per share data)
	Fiscal 2002	Fiscal 2003	Fiscal 2004
Reported net income (loss)	($23,077)	($19,070)	($10,480)
Add back: Compensation expense	311	95	-
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(787)	(618)	(153)

Pro forma net income (loss)	($23,553)	($19,593)	($10,633)

Net loss per share:
Basic - as reported	($1.77)	($1.47)	($0.82)
Basic - pro forma	($1.81)	($1.51)	($0.83)

Diluted - as reported	($1.77)	($1.47)	($0.82)
Diluted - pro forma	($1.81)	($1.51)	($0.83)

For the pro forma information disclosed above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	50.00%	50.00%	50.00%
Risk-free interest rate	2.94%	3.02%	3.71%
Expected life of options	5 years	5 years	5 years

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. SFAS No. 123R is effective for the first fiscal year beginning after June 15, 2005, which, for the Company, will be fiscal 2006.

The adoption of SFAS No. 123R may have a significant impact on the Company’s results of operations. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend, among other things, on the market value and the amount of share-based awards outstanding in future periods.

In November 2004, FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs”, which amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS 151 amends the accounting for inventory costs such that idle facility expense, excessive spoilage, double freight and rehandling costs be recognized as current-period charges. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have an impact on the Company’s financial position, results of operations or cash flows, as the Company historically has not manufactured merchandise.

3. Goodwill

Effective February 3, 2002, the Company adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, which required that goodwill be subject to an impairment test. The Company’s valuation at time of adoption, which utilized a multiple of EBITDA (earnings before interest, taxes, depreciation and amortization) as well as a comparison to the Company’s current market capitalization, indicated that no impairment existed. The Company ceased amortization of goodwill in fiscal 2002. The Company conducted a similar valuation in the fourth quarter of fiscal 2002 and on the basis of both considerations concluded that the entire amount of goodwill, $5.6 million, was impaired. In addition to the aforementioned valuation considerations, other compelling reasons for recording the impairment at that time included the significant losses incurred in fiscal 2002 and the downward trend in earnings.

4.   Other Assets

Other assets consist of (dollars in thousands):

	January 31, 2004	January 29, 2005
Long-term deposits	$1,048	$1,106
Other	417	206
	$1,465	$1,312

5.   Property and Equipment

Property and equipment, at cost, consists of (dollars in thousands):

	January 31, 2004	January 29, 2005
Land	$2,176	$2,176
Buildings	10,574	10,574
Furniture, fixtures and equipment(1)	91,227	88,970
Leasehold improvements	86,989	85,573
	190,966	187,293

Accumulated depreciation and amortization	(99,263)	(108,267)

Property and equipment, net	$91,703	$79,026

(1)     Includes approximately $8.2 million of assets under capital leases resulting from a sale and leaseback agreement (See Note 8).

6.   Accrued Expenses

        Accrued expenses consist of (dollars in thousands):

	January 31, 2004	January 29, 2005
Gift cards and other customer credits	$3,359	$4,401
Insurance payable	4,938	4,198
Payroll related expenses	3,477	3,973
Occupancy expenses	2,682	3,080
Legal contingency liability	130	1,495
Sales taxes payable	1,885	1,434
Private credit card processing fees	1,512	970
Other	3,877	4,701
	$21,860	$24,252

7.   Other Long-term Liabilities

Other long-term liabilities consist of (dollars in thousands):

	January 31, 2004	January 29, 2005
Rent	$7,327	$7,429
Legal contingency liability	696	996
Tax contingency liability	2,100	285
	$10,123	$8,710

8.   Leases

Operating Leases

The Company leases its retail store locations, office facilities and certain equipment under operating leases. Annual store rent is composed of a fixed minimum amount, plus contingent rent based upon a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments to the landlord covering taxes, maintenance and certain other expenses.

Rent expense was as follows (dollars in thousands):

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Real estate rent	$45,561	$45,291	$43,019
Equipment and other	596	550	518
Total rent expense	$46,157	$45,841	$43,537

At January 29, 2005, the Company was committed under store leases with terms typically ranging from 1 to 12 years and with varying renewal options. Some leases also include early termination options, which can be exercised under specific conditions. Many leases entered into by the Company contain rent escalations during the term of the lease and include options that may extend the lease term beyond the initial commitment period.

Rental expense for step rent provisions and escalation clauses is recognized on a straight-line basis over the minimum lease term and included along with other related rent expense as part of buying and occupancy costs.

Lease incentives are recorded as liabilities and are amortized as a reduction of rent expense over the minimum lease term, on a straight-line basis, as a part of buying and occupancy costs. Deferred lease incentives at January 31, 2004 and January 29, 2005, were $15.0 million and $12.9 million, respectively.

Capital Leases

In January 2002, the Company executed a five-year $8.2 million sale and lease back agreement for certain fixtures in new and remodeled stores. The lease bears an interest rate of 7.0% per annum. The Company was required to pay sales tax as part of the agreement. The agreement provides for equal monthly rent payments of $163,344 beginning February 2002 and gives the Company the option of buying back the fixtures at the end of the term for a nominal price.

Between January 2002 and January 2003, the Company executed a series of three-year capital lease agreements for call center systems at the Company’s national distribution center in Troy, Ohio, bearing interest at rates between 6.09% and 6.64% per annum aggregating approximately $1.4 million. The Company has the option of buying the systems at the end of the term for a nominal price.

The following is a schedule by year of approximate minimum lease payments (dollars in thousands) under operating and capital leases:

	Operating	Capital
2005	$48,031	$2,060
2006	37,574	1,797
2007	33,460	-
2008	29,179	-
2009	27,746	-
Thereafter	85,258	-
Total minimum lease payments	$261,248	$3,857
Less: imputed interest		(249)
Present value of minimum lease payments		$3,608

9.   Long-term Debt

In 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64% per annum. Interest and principal are payable in equal monthly installments of $79,437 beginning May 1994. The loan is collateralized by a mortgage on its national distribution center.

The balance outstanding under this loan is as follows (dollars in thousands):

	January 31, 2004	January 29, 2005
8.64% Mortgage due 2009	$3,961	$3,326
Less: current maturities	635	693
Long-term debt	$3,326	$2,633

Principal maturities by year are as follows (dollars in thousands):

Debt Maturities
2005	$693
2006	756
2007	823
2008	897
2009	157
Thereafter	-
Total	$3,326

In 1993, the Company executed a ten-year $7.0 million note bearing interest at 7.3% per annum. Interest and principal were payable in equal monthly installments of $81,829 beginning November 1993. The note was collateralized by the material handling equipment in the distribution center owned by the Company in Troy, Ohio. Final payment on this note was made in October 2003.

10.   Financing Agreement

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

In the event a loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the Chase Manhattan Bank prime rate plus incremental percentages ranging from 0.00% to 0.75% or the LIBOR rate plus incremental percentages ranging from 1.75% to 2.50% as determined by the average excess availability each month per the Financing Agreement on a per annum basis. The borrower can select either the prime rate or the Libor rate as the basis for determining the interest rate. Payments of revolving loans are not required until termination of the agreement unless either 1) the outstanding balance of revolving loans and outstanding letters of credit exceeds the availability under the agreement, in which case the excess would be payable upon demand from CIT or 2) the Company is in default under the Financing Agreement. The revolver loan is classified as a current liability at January 29, 2005 because the Company intends to repay the loan in full within twelve months.

The line of credit is collateralized by a security interest in inventory and proceeds and in bank credit card receivables and by the balance on deposit from time to time in an account that has been pledged to the lenders.

At January 29, 2005, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $10.1 million, trade letters of credit for the account of the Companies were outstanding in the amount of $21.3 million, standby letters of credit were outstanding in the amount of $6.1 million and a revolver loan of $0.1 million from CIT was outstanding which is classified as a current liability. The Company’s cash and cash equivalents of $12.6 million was unrestricted.

The average amount of borrowings outstanding during fiscal 2004 was $0.5 million at a weighted average interest rate of 5.4%. The Company did not draw down on its revolving credit facility in 2002 and the average outstanding balance in 2003 was less than $0.1 million.

11.   Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and trade payables approximate fair value because of the short-term maturity of these items. The fair value of long-term debt (distribution center financing and capital leases), including the current portion, is estimated to be $7.1 million at January 29, 2005 based on the current rates quoted to the Company for debt of the same or similar issues.

12.   Income Taxes

The provision for (benefit from) income taxes consists of (dollars in thousands):

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Current:
Federal	($1,588)	($874)	($2,165)
State	306	238	137
	(1,282)	(636)	(2,028)
Deferred:
Federal	(500)	-	-
State	1,261	-	-
	761	-	-
Benefit from income taxes	($521)	($636)	($2,028)

Reconciliation of the benefit from income taxes from the U.S. Federal statutory rate to the Company’s effective rate is as follows:

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Statutory Federal income tax rate	(35.0%)	(35.0%)	(34.0%)
State income taxes, net of Federal benefit	0.5	(1.0)	1.1
Goodwill impairment	8.3	0.0	0.0
Reversal of previously accrued income taxes	0.0	(4.4)	(14.5)
IRS refund settlement	0.0	0.0	(2.8)
Other	0.1	0.5	(0.3)
Sub-total	(26.1)	(39.9)	(50.5)
Deferred tax valuation allowance	23.9	36.7	34.3
Effective tax rate	(2.2%)	(3.2%)	(16.2%)

In November 2003, the Company agreed in principle with the Internal Revenue Service (“IRS”) on a settlement and the closure of its examination of the Company’s tax returns for the years through 1996.

In November 2003, the Company also agreed in principle with the IRS on the settlement of a matter related to tax refund claims the Company had filed for research credits and for deductions attributable to certain bank financing transactions during 1989 to 1992. In April 2004, the Company received payment from the IRS in the amount of $2.5 million which was initially deferred on the balance sheet. The Company subsequently received final clearance from the IRS regarding this amount. Consequently, the Company recognized the benefit of the refund claims, including the related interest thereon, during the second fiscal quarter of 2004. $1.1 million was recorded as an increase to additional paid-in capital as it related to stock warrant deductions, $1.2 million of interest income was recorded in the Company’s results of operations and $0.2 million in federal tax benefit was recorded related to research credits. An additional payment of $0.3 million was received in August 2004 in connection with further claims, of which $0.1 million of interest income was recorded in the Company’s third quarter results of operations and $0.2 million in federal tax benefit was recorded related to research credits.

In the fourth quarter of fiscal 2004, due to various settlements, the Company recorded a $1.8 million tax benefit for reversals of accruals for potential tax liabilities.

Significant components of the Company’s deferred tax assets and liabilities are summarized below (dollars in thousands):

	January 31, 2004	January 29, 2005
Deferred tax assets:
Federal NOL and other tax attributes	$12,428	$14,644
Accruals and reserves	7,612	8,278
State NOL's	5,843	6,610
Inventory	667	221
Compensation	601	909
Total deferred tax asset	27,151	30,662

Deferred tax liabilities:
Depreciation	7,080	6,508
Prepaid Rent	206	-
Total deferred tax liability	7,286	6,508

Valuation allowance	(19,865)	(24,154)

Net deferred tax asset	$ -	$ -

The Company recorded a $7.3 million non-cash charge to establish a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, in the fourth quarter of fiscal 2002. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which places significant importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a valuation allowance. The Company’s cumulative loss in the three-year period ended February 1, 2003, which included the net loss reported in the fourth quarter of fiscal 2002, was sufficient to require this full valuation allowance under the provisions of SFAS No. 109.

The Company recorded additional valuation allowances of $12.6 million and $4.3 million in fiscal 2003 and fiscal 2004, respectively. The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

13.   Retirement Plan

The Company maintains a qualified defined contribution pension plan. Generally, an employee is eligible to participate in the plan if the employee has completed one year of full-time continuous service. The Company makes a 50% match of a portion of employee savings contributions.

The Company also maintains a non-qualified defined contribution pension plan. The Company makes a 50% match of a portion of employee savings contributions for those associates whose contributions to the qualified plan are limited by IRS regulations, as well as retirement contributions for certain grandfathered associates equal to 6% of those associates’ compensation. In fiscal 2004, the Company’s non-qualified defined contribution pension plan purchased 279,870 shares at a cost of $0.7 million using a portion of the funds accumulated since 1993 in the deferred compensation account of Raphael Benaroya, the Company’s Chairman, President and Chief Executive Officer. The shares held in Mr. Benaroya’s non-qualified defined contribution pension plan account are reflected in the same manner as treasury shares and carried at cost on the balance sheet. The value of the other investments, held by the Company on behalf of the plan, at January 31, 2004 and January 29, 2005, was $4.9 million and $3.5 million, respectively. The Company accounts for such investments in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and classifies these investments as trading.

With respect to the deferred compensation obligations of the non-qualified defined contribution pension plan, the liability is marked to market and this liability adjustment flows through the statement of operations as either an increase or a decrease in compensation expense. With respect to the non-qualified defined contribution pension plan assets, marketable securities are also marked to market except shares of Company stock, which are recorded permanently at cost. This asset adjustment also flows through the statement of operations. The liability adjustment and the asset adjustment are not necessarily equal in amount because of the disparate treatment of Company stock. In fiscal 2004, the market price of Company stock increased and the related compensation expense was $0.7 million.

Pension expense, excluding net compensation expense related to Company stock, during fiscal 2002, fiscal 2003 and fiscal 2004 was approximately $404,000 and $363,000, and $311,000, respectively.

14.   Stockholders’ Equity

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

15.   Stock Options

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

A summary of stock option activity follows:

Fiscal 2002	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,715,872	$7.42
Options granted	168,200	$6.73
Options exercised	12,200	$4.00
Options canceled	45,800	$7.75
Options outstanding at end of period	1,826,072	$7.37
Options available for grant at end of period	82,000
Options exercisable at end of period	1,093,622	$6.93

Fiscal 2003	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,826,072	$7.37
Options granted	220,000	$2.20
Options exercised	0	$0.00
Options canceled	148,200	$6.47
Options outstanding at end of period	1,897,872	$6.85
Options available for grant at end of period	294,200
Options exercisable at end of period	1,282,962	$7.05

Fiscal 2004	Number of Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,897,872	$6.85
Options granted	111,000	$2.98
Options exercised	1,600	$1.97
Options canceled	113,460	$6.30
Options outstanding at end of period	1,893,812	$6.66
Options available for grant at end of period	257,860
Options exercisable at end of period	1,397,062	$7.09

A summary of stock options outstanding at year-end fiscal 2004 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.80-$2.99	192,900	8.5	$2.13	28,500	$1.94
$3.03-$5.88	536,800	3.7	$4.59	427,600	$4.86
$6.25-$8.80	678,112	3.1	$7.23	602,162	$7.20
$9.13-$12.08	468,000	5.9	$9.73	320,800	$9.85
$15.13-$15.13	18,000	4.3	$15.13	18,000	$15.13
$1.80-$15.13	1,893,812	4.5	$6.66	1,397,062	$7.09

Certain outstanding options were authorized directly by the Company’s stockholders but most were issued in accordance with stock option plans authorized by the stockholders and administered by the Compensation Committee of the Board of Directors.

16.   Advances To Officers

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

17.   Stock Appreciation Rights Plan

Commencing in May 2000 and annually thereafter, each nonmanagement Director received an award under the Company’s Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously under the Company’s Stock Option Plans. The payment will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the sum of 1) the exercise price of the corresponding option plus 2) any personal income tax withholding on the gain arising from the exercise.

18.   Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Fiscal 2002	Fiscal 2003	Fiscal 2004
Net cash interest paid (received), including interest received of $339, $103 and $1.344	$787	$1,065	($490)

Income taxes refunded	($1,786)	($964)	($1,413)

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

19.   Segment Information

The Company operated its business in two reportable segments in fiscal 2002: Avenue Retail (retail stores) and Shop@Home (catalog and internet). In deciding how to allocate resources and assess performance, the Company regularly evaluated the performance of its operating segments on the basis of net sales and earnings (losses) from operations. The Company assesses retail store performance on a regional basis. However, these operating segments are aggregated into one reportable segment in accordance with the aggregation criteria of SFAS 131, “ Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”).

In March 2003, the Company suspended its catalog operations indefinitely. Coincident with the suspension of the catalog business, fundamental changes in the internet business caused management to conclude that the Company operates a single business, i.e. one operating segment pursuant to the guidelines in SFAS 131, and that the internet does not constitute a separate operating segment. This conclusion is based on consideration of (a) the information regularly reviewed by the Company’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated and to assess performance; (b) roles and responsibilities of those individuals who are direct reports to the CODM; (c) information presented to the Board of Directors; and (d) related factors as to how the Company operates its business.

20.   Contingencies

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. Legal fees are typically expensed as incurred.

A subsidiary of United Retail Group, Inc., United Retail Incorporated (“URI”), is the defendant in a suit in California Superior Court, Los Angeles County, styled Erik Stanford et ano vs. United Retail Incorporated, served on URI by two former store managers in California. The suit is purportedly a class action on behalf of certain current and former URI associates employed in California. The plaintiffs in the Stanford case assert wage and hour claims and related claims against URI with respect to the period since April 1999.

On December 29, 2004, in mediation proceedings, URI and the plaintiffs in the Stanford case entered into a Memorandum of Understanding that provided for a settlement in the total amount of up to approximately $2.3 million, including interest and payroll taxes, payable on a claims made basis in installments of approximately $1.3 million during the third quarter of fiscal 2005 and up to approximately $1.0 million on April 28, 2006. In connection with the settlement, compensation of store managers employed by the Company in California was converted from salaries to hourly wages in January 2005.

On March 18, 2005, URI and the plaintiffs in the Stanford case replaced the Memorandum of Understanding with a Stipulation and Settlement Agreement (“Settlement Agreement”), which provides for the same payment terms as the Memorandum of Understanding. The Settlement Agreement is subject to court approval.

Court hearings to review the fairness of the terms of the Settlement Agreement are expected to be held in the second and third quarters of fiscal 2005.

Total expense related to this matter was $0.7 million in fiscal 2003 and $1.6 million in fiscal 2004, of which $.8 million was recorded in the fourth quarter.

Management believes that the probable outcome of the case will be Court approval of the agreed-upon settlement.

21.   Supplemental Financial Data (Unaudited)

(dollars in thousands, except per share data)

	Fiscal 2003
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Net sales	$101,530	$104,790	$88,535	$101,410
Gross profit	22,169	21,671	17,803	20,855
Operating loss	(4,211)	(3,945)	(5,839)	(4,794)
Net loss	($4,545)	($4,246)	($6,247)	(1)($4,032)
Net loss per common share:
Basic	($0.35)	($0.33)	($0.48)	($0.31)
Diluted	($0.35)	($0.33)	($0.48)	($0.31)

	Fiscal 2004
	Qtr 1	Qtr 2	Qtr 3	Qtr 4
Net sales	$97,519	$101,269	$92,597	$107,865
Gross profit	20,874	20,854	17,835	24,764
Operating loss	(3,098)	(2,746)	(6,271)	(2)(867)
Net Income (loss)	($3,363)	($1,559)	($6,255)	(3)$697
Net income (loss) per common share:
Basic	($0.26)	($0.12)	($0.49)	($0.06)
Diluted	($0.26)	($0.12)	($0.49)	($0.05)

(1)    Includes a $0.9 million tax benefit for reversals of accruals for potential tax liabilities.
(2)   Includes $0.8 million for settlement costs related to the Stanford case (See Note 20).
(3)   Includes a $1.8 million tax benefit for reversals of accruals for potential tax liabilities due to various settlements (See Note 12).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

(a)

A committee of senior managers in the Company’s Finance Department (the “Disclosure Committee”), chaired by the Chief Financial Officer (the “CFO”), coordinates disclosure controls and procedures (as defined by 1934 Act Rule 13a-15(e)) with respect to information required to be disclosed by the Company (“Disclosures”) in filings with the Commission. The Company’s disclosure controls and procedures are intended to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

Each fiscal quarter, the Company performs a formal evaluation, in which the Company’s Chief Executive Officer (the “CEO”) and CFO participate, of both the effectiveness and the design and operation of the Company’s disclosure controls and procedures. The evaluation includes, among other things, consideration of the processes carried out under the direction of the Disclosure Committee in order to ensure that Disclosures are recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that Disclosures are accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely discussion regarding required financial disclosure.

As of the end of the period covered by this Report, such an evaluation was carried out under the supervision and with the participation of the CEO and CFO. Based upon this evaluation, the CEO and CFO each concluded that, at January 29, 2005, as a result of the material weakness in internal control over financial reporting (as defined by 1934 Act Rule 13a-15(f)) discussed in paragraphs (b) and (d), the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the requisite time periods.

(b)

As disclosed in the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2004, in December 2004 the Company re-evaluated the manner in which it accounted for construction allowances and other concessions from landlords of retail stores leased by the Company (“Construction Allowances”) on its balance sheets and statements of cash flows. The Company’s accounting for Construction Allowances had been to amortize such costs over the minimum lease term on a straight line basis, as part of buying and occupancy costs in its statements of operations, which conformed with generally accepted accounting principles. However, in its detailed accounts, the Company historically had followed the practice of recording this amortization as a reduction of depreciation expense, rather than rent expense. Additionally, on the Company’s balance sheets, the unamortized portion of Construction Allowances had been netted against fixed assets and not presented as a deferred credit. Further, the Company’s statements of cash flows had reflected Construction Allowances received as a reduction of capital expenditures (within “investing” cash flows) rather than as an operating lease activity (within “operating” cash flows). Such presentations were not in conformity with generally accepted accounting principles.

(c)

In order to correct its accounting, the Company filed amendments to its Annual Report on Form 10-K for fiscal 2003 and its Quarterly Reports on Form 10-Q for first and second quarters of fiscal 2004 to restate its balance sheets and statements of cash flows and revise its financial statement footnotes and other disclosures. In the restatements, among other things, the Company established a deferred credit on the balance sheets for the unamortized portion of Construction Allowances, rather than netting these amounts against fixed assets, and presented Construction Allowances received within operating activities in its statements of cash flows. The revised accounting was reflected in the Quarterly Report on Form 10-Q for the third quarter of fiscal 2004 and is reflected in this Report.

(d)

A “material weakness” is one or more control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. At January 29, 2005,the Company’s staffing and technical accounting expertise and related processes in its financial reporting function were not fully in place to render remote the likelihood of a material misstatement in the financial statements. This inadequacy was a control deficiency that resulted in the Company’s inability to properly reflect certain items in its financial statements including Construction Allowances, as described in paragraph (b). As a result, the Company restated its fiscal 2003, 2002 and 2001 financial statements and fiscal 2004 and 2003 interim financial statements as noted in the preceding paragraph. In addition, the control deficiency resulted in an audit adjustment to the fiscal 2004 financial statements to correct a misstatement of liabilities for income tax exposures and of provision for (benefit from) income taxes in regard to tax matters that had been settled. This audit adjustment related to the fourth quarter of fiscal 2004 and has been recorded in the financial statements for fiscal 2004 appearing elsewhere in this Report. Management concluded that this control deficiency was a material weakness at January 29, 2005 and advised the Audit Committee to that effect. Because of this, the Company performed additional procedures to ensure that the financial statements at and for the year ended January 29, 2005 were fairly presented in all material respects in accordance with generally accepted accounting principles.

(e)	Beginning in January 2005, the Company started to implement measures to correct the material weakness described in paragraphs (b) and (d). Steps taken to date include the following:

(i)

the Company retained an experienced accounting consultant to (1) provide advice on current accounting developments, new accounting pronouncements and emerging accounting issues on a regular basis, (2) review and comment on a preliminary draft of each of the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and (3) provide advice on technical accounting matters on request;

(ii)	the Company implemented a process for a regular internal review and discussion by the Disclosure Committee of emerging accounting issues and new accounting pronouncements;

(iii)	the Company subscribed to a professional service that provides complete analysis on emerging accounting issues and new accounting pronouncements; and

(iv)	the Company implemented a process for regularly completing a comprehensive regulatory disclosure checklist.

(f)

There were no significant changes made in the fourth quarter of fiscal 2004 in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting except as described in the preceding paragraph.

(g)

After taking into consideration the corrective measures implemented to date in monitoring the application of generally accepted accounting principles, the CEO and CFO believe that proper corrective actions have been put in place to remedy the material weakness discussed in paragraphs (b) and (d). As of the end of the first quarter of fiscal 2005, the CEO and CFO will evaluate the implementation of these corrective actions and decide whether (i) a material weakness continues to exist and (ii) the Company’s disclosure controls and procedures are effective.

(h)

The Company has not yet been required to complete an assessment of its internal control over financial reporting in accordance with section 404 of the Sarbanes-Oxley Act of 2002. Therefore, there can be no assurance that other material weaknesses will not be identified when an assessment is performed.

ITEM 9B.   OTHER INFORMATION.

Not applicable.

Part III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incumbent Directors of the Registrant

The eight incumbent Directors have been nominated for reelection by the Board of Directors of the Company. See, “Nominating Committee.” The subsection under “Election of Directors” captioned “Business and Professional Experience” in the Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant and Subsidiaries

In addition to Raphael Benaroya and George R. Remeta, whose employment history with the Corporation is described in the Proxy Statement, the executive officers of the Corporation are the following:

Kenneth P. Carroll, age 62, is United Retail Group, Inc.‘s Senior Vice President — General Counsel and Secretary. He has been an officer since joining the Corporation in March 1992.

Paul McFarren, age 41, has been the Chief Information Officer of United Retail Group, Inc. since October 2000 with the title of Senior Vice President since August 2003. Previously, he was Vice President of Worldwide Field Operations of LVMH, a consumer goods manufacturer, for two years.

Jon Grossman, age 47, is Vice President – Finance of United Retail Group, Inc. He has been an officer of the Corporation or one of its subsidiaries since May 1992.

Each of the Corporation’s executive officers holds office until the Board of Directors meeting after the 2005 annual meeting of stockholders of United Retail Group, Inc., and until his successor shall be elected. However, officers are always subject to removal from office by the Board of Directors in its discretion.

The subsection under “Executive Compensation” captioned “Employment and Bonus Agreements” in the Proxy Statement is incorporated herein by reference.

The executive officers of the Corporation’s subsidiaries are the following:

Ellen Demaio, age 47, has been Senior Vice President — Merchandise of United Retail Incorporated since October 1994 and previously was Vice President-Merchandise since November 1992.

Joann Fielder, age 51, has been Senior Vice President-Chief Design Officer of United Retail Incorporated since April 2004. She was a senior design executive at Ann Taylor stores for more than five years, with the title of Executive Vice President of Design in 2001 and of Senior Vice President of Design before that.

Raymond W. Brown, age 45, has been Vice President — Associate Services of United Retail Incorporated since May 1998.

Julie L. Daly, age 50, has been a Vice President of United Retail Incorporated since May 1991, most recently as Vice President-Shop @ Home Operations.

Kent Frauenberger, age 58, has been Vice President — Logistics of United Retail Logistics Operations Incorporated since March 1993.

Brian French, age 44, has been a senior construction executive with United Retail Incorporated for more than five years, most recently as Vice President – Store Development. From March 2002 to March 2001, he was Vice President – Construction. Previously, he was Director of Store Construction since July 1999.

Scott Lucas, age 50, has been a senior sales executive with United Retail Incorporated for more than five years, with the title of Vice President-Sales, Western Region since August 2003. He was hired as an associate in February 1994.

Patrick McGahan, age 53, has been national Vice President-Sales of United Retail Incorporated since October 2003. Previously, he held similar positions with Bebe Stores, a retail chain, from April 2003 to February 2002 and with the Structure chain of stores operated by Limited Brands, Inc. for many years prior to August 2000.

Bradley Orloff, age 47, has been Vice President — Marketing of United Retail Incorporated since May 1991.

Gerald Schleiffer, age 53, has been Vice President — Planning and Distribution of United Retail Incorporated since August 1999.

Jerry Soucy, age 57, has been Vice President-Real Estate of United Retail Incorporated since October 2004. Previously, he was Vice President of Development of David King Enterprises, LLC, a real estate developer, from September 2004 to January 2002. Earlier, he was a partner of RAM Development, LLC, a real estate developer, for several years.

Compliance With Section 16(a) of the Exchange Act

The section captioned “Section 16(a) – Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Codes of Ethics

Separate corporate codes of ethics apply to the Corporation’s officers, to Directors who are not employed by the Corporation and to associates of the Corporation’s subsidiaries. The code for officers of the Corporation has been incorporated as an exhibit to this Report by reference to Exhibit 14 to the Annual Report on Form 10-K for the year ended January 31, 2004 and is available at www.sec.gov. The code for associates of the Corporation’s subsidiaries has been posted on the “About Us – Ethical Statement” page at www.unitedretail.com. The several codes reflect the distinct responsibilities of the different persons covered.

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

Nominating Committee

The Nominating Committee annually recommends a slate of nominees, at the present time for eight seats, to the Board of Directors for submission to a stockholder vote. On February 24, 2005, a quorum of the Nominating Committee unanimously recommended the eight incumbent Directors for reelection at the 2005 Annual Meeting of Stockholders. The Nominating Committee considers the comparative qualifications of (i) incumbent Directors who are willing to stand for reelection, (ii) other candidates, if any, whom the Committee invites to apply and (iii) volunteers, if any, including any recommended in a timely manner by a stockholder of the Company. On February 24, 2005, the Nominating Committee evaluated the performance of the eight incumbent Directors and found it satisfactory. The Nominating Committee did not invite any additional candidate to apply. After the Committee made its recommendation to the Board, a stockholder sent a notice to the Company reserving the right to propose four different nominees for election at the 2005 Annual Meeting of Stockholders but the stockholder withdrew the notice after meetings with the Company's management and an exchange of letters with the Company's Chief Executive Officer. (The Company's letter was filed with the Commission and has been incorporated by reference as an exhibit to this Report.)

On April 27, 2005, the Board authorized the Nominating Committee to search for two more candidates than usual (for a total of ten candidates) for nomination for election as Directors at the 2006 Annual Meeting of Stockholders. (The eight incumbent Directors are eligible for consideration for renomination.) A stockholder wishing to submit the name of one or more candidates for consideration by the Nominating Committee should do so by letter to the Committee in care of the Company’s Secretary addressed to the Company’s headquarters and delivered before December of the year preceding the annual meeting of stockholders (previously, a later notice deadline was in place). An address should be provided for the candidate(s) to receive application materials, including a consent to background and reference checks by the Committee and an autobiographical questionnaire, to be completed, signed and returned to the Secretary. Candidates should be available for interviews upon request.

Apart from the Nominating Committee process, stockholders may present their own nominations. Any nominations for election as Directors of the Company that a stockholder intends to present in person or by proxy at the 2006 Annual Meeting of Stockholders but which are not received in proper form by the Secretary of the Company at the principal executive offices of the Company at least 90 days prior to the anniversary date of the 2005 Annual Meeting of Stockholders will be omitted by the Company from the proxy statement and form of proxy relating to that meeting and may not properly be brought before the meeting. The Nominating Committee may select its slate of nominees for election at the 2006 Annual Meeting of Stockholders after the last day on which a stockholder can give notice of intent to present a nomination at the annual meeting of stockholders. The submission of the name of one or more candidates for consideration by the Committee shall not satisfy the requirement to give notice to the Secretary of intent to present a nomination personally or by proxy at the annual meeting of stockholders.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  Consolidated Financial Statements of the Corporation for fiscal 2004 are included herein.
  Schedule II - Valuation and Qualifying Accounts, together with the related report of the Independent Registered Public Accounting Firm for the Corporation, are filed herewith and designated as Exhibit No. 99.
  The following exhibits are filed herewith:
Number	Description
23	Consent of Independent Registered Public Accounting Firm for the Corporation
31	Certifications pursuant to Section 302
  Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.
  The following documents are incorporated herein by reference.

The following exhibit to the Corporation's Current Report on Form 8-K filed on April 29, 2005 is incorporated herein by reference:

Number in Filing	Description
99.2	Letter, dated April 28, 2005, from Raphael Benaroya to John Pound

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 23, 2005 is incorporated herein by reference.

Number in Filing	Description
10	Stipulation and Settlement Agreement, dated March 18, 2005, in Stanford et ano vs. United Retail Incorporated

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 3, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	2005 Incentive Compensation Plan Agreement form
10.2*	2005 Tandem Bonus Plan Agreement
10.3*	Supplemental Retirement Savings Plan ("SRSP")
10.4*	Amendment to SRSP

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 are incorporated herein by reference:

Number in Filing	Description
10	Severance Pay Agreement, dated October 2, 2004, between United Retail Incorporated and Jerry Soucy
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya
10.2*	Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta
10.3*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll
10.4*	Form of Severance Pay Agreement, dated September 9, 2004 (entered into separately by the Corporation with Paul McFarren and Jon Grossman; similar contracts were entered into at the same time between the Corporation's respective subsidiaries and the respective officers of the subsidiaries)

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference.

Number in Filing	Description
3	Restated By-laws of the Corporation
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")

The 2003 Stock Option Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

The following exhibit to the Corporation’s Annual Report on Form 10-K/A for the year ended February 1, 2003 is incorporated herein by reference:

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

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.2*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto
10.2	Private Label Credit Card Program Agreement
10.4*	Restated 1990 Stock Option Plan as of March 6, 1998
10.5*	Restated 1990 Stock Option Plan as of May 28, 1996
10.6*	Restated 1996 Stock Option Plan as of March 6, 1998

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement

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

_________________

        *A compensatory plan for the benefit of the Corporation’s management or a management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)     UNITED RETAIL GROUP, INC.

Date: April 29, 2005	By: /s/ RAPHAEL BENAROYA Raphael Benaroya Chairman of the Board, President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2005.

Signature	Title	Signature	Title
/s/RAPHAEL BENAROYA Raphael Benaroya Principal Executive Officer	Chairman of the Board President, Chief Executive Officer and Director	/s/ MICHAEL GOLDSTEIN Michael Goldstein	Director

/s/ GEORGE R. REMETA George R. Remeta Principal Financial Officer	Vice Chairman, Chief Administrative Officer and Director	/s/ ILAN KAUFTHAL Ilan Kaufthal	Director

/s/ JON GROSSMAN Jon Grossman Principal Accounting Officer	Vice President- Finance	________________ Vincent P. Langone	Director

/s/ JOSEPH A. ALUTTO Joseph A. Alutto	Director	/s/ RICHARD W. RUBENSTEIN Richard W. Rubenstein	Director

/s/ JOSEPH CIECHANOVER Joseph Ciechanover	Director

EXHIBIT INDEX

  Consolidated Financial Statements of the Corporation for fiscal 2004 are included herein.
  Schedule II - Valuation and Qualifying Accounts, together with the related report of the Independent Registered Public Accounting Firm for the Corporation, are filed herewith and designated as Exhibit No. 99.
  The following exhibits are filed herewith:
Number	Description
23	Consent of Independent Registered Public Accounting Firm for the Corporation
31	Certifications pursuant to Section 302
  Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.
  The following documents are incorporated herein by reference.

The following exhibit to the Corporation's Current Report on Form 8-K filed on April 29, 2005 is incorporated herein by reference:

Number in Filing	Description
99.2	Letter, dated April 28, 2005, from Raphael Benaroya to John Pound

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 23, 2005 is incorporated herein by reference.

Number in Filing	Description
10	Stipulation and Settlement Agreement, dated March 18, 2005, in Stanford et ano vs. United Retail Incorporated

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 3, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	2005 Incentive Compensation Plan Agreement form
10.2*	2005 Tandem Bonus Plan Agreement
10.3*	Supplemental Retirement Savings Plan ("SRSP")
10.4*	Amendment to SRSP

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 are incorporated herein by reference:

Number in Filing	Description
10	Severance Pay Agreement, dated October 2, 2004, between United Retail Incorporated and Jerry Soucy
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya
10.2*	Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta
10.3*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll
10.4*	Form of Severance Pay Agreement, dated September 9, 2004 (entered into separately by the Corporation with Paul McFarren and Jon Grossman; similar contracts were entered into at the same time between the Corporation's respective subsidiaries and the respective officers of the subsidiaries)

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference.

Number in Filing	Description
3	Restated By-laws of the Corporation
10.2	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")

The 2003 Stock Option Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

The following exhibit to the Corporation’s Annual Report on Form 10-K/A for the year ended February 1, 2003 is incorporated herein by reference:

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

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.2*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Restated Stockholders' Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto
10.2	Private Label Credit Card Program Agreement
10.4*	Restated 1990 Stock Option Plan as of March 6, 1998
10.5*	Restated 1990 Stock Option Plan as of May 28, 1996
10.6*	Restated 1996 Stock Option Plan as of March 6, 1998

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement

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

_________________

        *A compensatory plan for the benefit of the Corporation’s management or a management contract.