Form 10-Q
period 2005-04-30
UNITED RETAIL GROUP INC/DE
filed 2005-06-15
CIK 881905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

YES ___X___	NO _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES _______	NO ___X___

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

As of May 31, 2005, there were outstanding 12,680,134 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right. The units are referred to herein as “shares.”

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

		April 30, 2005 (Unaudited)	January 29, 2005	May 1, 2004 (Unaudited)
	ASSETS
Current Assets:
Cash and cash equivalents		$18,591	$12,596	$14,344
Accounts receivable		1,672	1,504	1,703
Inventory		52,952	49,503	60,787
Prepaid rents		4,655	4,599	4,740
Restricted cash		511	742	-
Other prepaid expenses		1,700	1,712	1,712
Total current assets		80,081	70,656	83,286

Property and equipment, net		75,749	79,026	88,048
Deferred compensation plan assets		3,304	3,473	5,114
Deferred charges and other intangible assets, net of
accumulated amortization of $469, $453 and $405		578	741	602
Other assets		1,298	1,312	1,366
Total Assets		$161,010	$155,208	$178,416

	LIABILITIES
Current liabilities:
Current portion of distribution center financing		$708	$693	$650
Current portion of capital leases		1,837	1,873	2,062
Current portion of revolver		-	100	-
Accounts payable and other		22,768	18,336	29,902
Disbursement accounts		10,938	9,066	9,007
Accrued expenses		24,102	24,252	21,662
Total current liabilities		60,353	54,320	63,283

Long-term distribution center financing		2,450	2,633	3,158
Long-term capital leases		1,273	1,735	3,148
Deferred lease incentives		12,262	12,908	14,331
Deferred compensation plan liabilities		4,787	4,853	5,114
Other long-term liabilities		8,820	8,710	12,725
Total liabilities		89,945	85,159	101,759
	STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock
$.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,253,900 shares,
14,249,800 shares, and 14,248,200 shares		14	14	14
Additional paid-in capital		84,868	84,856	83,696
(Accumulated deficit) Retained earnings		(5,490)	(6,494)	623
Treasury stock (1,590,766 shares, 1,590,766 shares
and 1,310,896 shares) at cost		(8,327)	(8,327)	(7,676)
Total stockholders' equity		71,065	70,049	76,657
Total liabilities and stockholders' equity		$161,010	$155,208	$178,416

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Net Sales	$106,531	$97,519
Cost of goods sold, including buying and occupancy costs	80,840	76,727
Gross profit	25,691	20,792
General, administrative and store operating expenses	24,827	23,890
Operating income (loss)	864	(3,098)
Interest income	55	14
Interest expense	(219)	(230)
Income (loss) before income taxes	700	(3,314)
(Benefit from) provision for income taxes	(304)	49
Net income (loss)	$1,004	($3,363)

Net income (loss) per share
Basic	$0.08	($0.26)
Diluted	$0.08	($0.26)

Weighted average number of
shares outstanding
Basic	12,662,190	12,937,304
Common stock equivalents (stock options)	207,757	-
Diluted	12,869,947	12,937,304

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Cash Flows From Operating Activities:
Net income (loss)	$1,004	($3,363)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization of property and equipment	3,403	3,687
Amortization of deferred charges and other intangible assets	24	117
Loss on disposal of assets	7	26
Deferred compensation	104	-
Deferred lease assumption revenue amortization	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	(168)	86
Income taxes	(37)	34
Inventory	(3,449)	(11,733)
Accounts payable and accrued expenses	4,466	9,886
Prepaid expenses	187	418
Deferred lease incentives	(646)	(662)
Other assets and liabilities	115	2,599
Net Cash Provided by Operating Activities	5,010	1,093

Investing Activities:
Capital expenditures	(133)	(58)
Deferred payment for property and equipment	-	(10)

Net Cash Used in Investing Activities	(133)	(68)

Financing Activities
Repayments of long-term debt	(168)	(153)
Payments on capital lease obligations	(498)	(522)
Increase (decrease) in disbursement accounts	1,872	(427)
Repayments under line-of-credit agreement	(100)	-
Proceeds from exercise of stock options	12	-

Net Cash Used in Financing Activities	1,118	(1,102)

Net increase (decrease) in cash and cash equivalents	5,995	(77)
Cash and cash equivalents, beginning of period	12,596	14,421
Cash and cash equivalents, end of period	$18,591	$14,344

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

UNITED RETAIL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The consolidated financial statements include the accounts of United Retail Group, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of and for the thirteen weeks ended April 30, 2005 and May 1, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements are condensed and do not include all disclosures required by generally accepted accounting principles for a full set of financial statements and should be read in conjunction with the financial statement disclosures contained in the Company’s 2004 Annual Report and 2004 Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The cost of shipping and handling internet orders has been reclassified from general, administrative and store operating expenses to cost of goods sold. This change was made to provide more clarity for trends in general, administrative and store operating expenses. Prior periods have been reclassified to conform with the current presentation.

2.   Net Earnings / (Loss) Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data includes the weighted average effect of dilutive options on the weighted average shares outstanding. The computation of earnings per diluted share excludes options whose exercise prices were greater than the average market price of the common shares for the thirteen weeks ended April 30, 2005. The computation of (loss) per share for the thirteen weeks ended May 1, 2004 excludes options to purchase shares of common stock as inclusion of such shares would be anti-dilutive.

Options to purchase shares of common stock which were not included in the computation of diluted per share data were as follows:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Options	1,236,100	1,931,812
Range of option prices per share	$5.88 - $15.13	$1.80 - $15.13

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions under SFAS No. 123, “Accounting For Stock-Based Compensation” to stock-based employee compensation:

	Thirteen Weeks Ended
(dollars in thousands except for per share amounts)	April 30, 2005	May 1, 2004

Reported net income (loss)	$1,004	($3,363)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(106)	(75)

Pro forma net income (loss)	$898	($3,438)

Income (loss) per share:
Basic - as reported	$0.08	($0.26)
Basic - pro forma	$0.07	($0.27)

Diluted - as reported	$0.08	($0.26)
Diluted - pro forma	$0.07	($0.27)

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

At April 30, 2005, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $17.6 million, trade letters of credit for the account of the Companies were outstanding in the amount of $20.8 million, standby letters of credit were outstanding in the amount of $6.1 million and no loan from CIT was outstanding. The Company’s balance sheet cash and cash equivalents of $18.6 million were unrestricted.

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

4.   Income Taxes

In March 2005, the Company received $0.3 million to settle state income tax refund claims which was recorded as a benefit during the first fiscal quarter of 2005.

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

The Company recorded additional valuation allowances of $12.6 million, $4.3 million and $0.5 million in fiscal 2003, fiscal 2004 and thirteen week period ended April 30, 2005, respectively. The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

5.   Stock Appreciation Rights Plan

Commencing in May 2000 and annually thereafter, each nonmanagement Director received an award under the Company’s Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously under the Company’s Stock Option Plans. The payment will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the sum of 1) the exercise price of the corresponding option plus 2) any personal income tax withholding on the gain arising from the exercise. No such payments have been made to date.

6.   Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Net cash interest paid
including interest
received of $55 and $14	$170	$193

Income taxes (refunded) paid	($268)	$15

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

On March 18, 2005, URI and the plaintiffs in the Stanford case replaced the Memorandum of Understanding with a Stipulation and Settlement Agreement (“Settlement Agreement”), which provides for the same payment terms as the Memorandum of Understanding. The Settlement Agreement has received preliminary court approval.

A final Court hearing to rule on the fairness of the terms of the Settlement Agreement is scheduled to be held in the third quarter of fiscal 2005.

Total expense related to this matter was $0.7 million in fiscal 2003 and $1.6 million in fiscal 2004.

Management believes that the probable outcome of the case will be Court approval of the agreed-upon settlement.

In the event that the Court at the final hearing reverses its preliminary approval of the Settlement Agreement, the Company intends to oppose class certification strongly. To the extent that the plaintiffs successfully obtain class certification, the Company intends to defend the Stanford case vigorously on the merits at trial.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. At April 30, 2005, it leased 512 stores in 37 states. See, “Stores.” The Company also operates a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores (referred to as “Shop @ Home” operations).

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

Company Sales Fluctuations

Sales figures and merchandise margins are central to the Company’s long term profitability. The Company conducts a weekly interdisciplinary review of sales and merchandise margins and prepares budgets for two six-month seasons each year, the Fall season, which ends on the Saturday closest to January 31st each year, for example, on January 31, 2004 and January 29, 2005, and the Spring season, which ends six months earlier. Management uses comparable store sales (for stores open at least 12 months at the time) as an analytical tool.

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

Seasonal Operating Results

The declines in sales per average store from the Fall 2002 season through the Spring 2004 season adversely affected operating results.

The Company had net income of $0.4 million in fiscal 2001 and incurred net losses of $23.1 million in fiscal 2002, $19.1 million in fiscal 2003 and $10.5 million in fiscal 2004. The Company had operating income of $0.6 million in fiscal 2001 and incurred operating losses of $22.8 million in fiscal 2002, $18.8 million in fiscal 2003 and $13.0 million in fiscal 2004. Excluding a one-time goodwill write-off, the operating loss in fiscal 2002 was $17.2 million. Operating income (loss) included loss from Shop @ Home operations before unallocated corporate expenses and net interest income (expense) of $6.9 million in fiscal 2001 and $5.9 million in fiscal 2002. As a result of the suspension of the catalog early in fiscal 2003, the Company had only one reportable segment for fiscal 2003 and fiscal 2004.

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

The Company incurred net losses in fiscal 2002, fiscal 2003 and fiscal 2004. The Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of increased sales per average store with higher merchandise margins. This financial goal was translated into an integrated operational plan early in fiscal 2003 that was designed to reposition the Company’s product offering. (This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying.) This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan. The infrastructure to support implementation of the plan is already in place.

This section constitutes forward-looking information under the Private Securities Litigation Reform Act (the “Reform Act”), which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Decline in Annual Store Count

Store counts averaged 557 stores, 546 stores and 531 stores, respectively, for fiscal 2002, 2003 and 2004. In fiscal 2004, the Company opened two stores and closed 23 stores. In fiscal 2005, the Company is planning to close approximately 15-20 stores as part of its normal lease maintenance program and to open one new store. Thus, the average number of stores is expected to decline further in fiscal 2005.

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

DISCUSSION AND ANALYSIS

(This section provides details about the material line items in the Company’s statements of operations.)

First Quarter Fiscal 2005 Versus First Quarter Fiscal 2004

Net sales for the first quarter of fiscal 2005 increased 9.2% from the first quarter of fiscal 2004, to $106.5 million from $97.5 million.

The sources of net sales growth were as follows:

Amount	Attributable to
$10.2 million	10.9% increase in comparable store sales
0.5 million	new stores
(2.8) million	closed stores
1.1 million	other
$9.0 million	Total

Comparable store sales increases in regions of the country with warmer weather were higher than average.

Compared to the first quarter of fiscal 2004, units sold per average store increased 20.8%, average price per unit sold decreased 7.0% and transactions per average store increased 22.7%.

There was better customer acceptance of denim, accessories and woven tops, which, together with the introduction of Spring sweaters to the merchandise assortment, collectively increased net sales by $9.2 million in comparison to the first quarter of fiscal 2004.

The average number of stores decreased from 534 in the first quarter of the previous year to 513 in the first quarter of fiscal 2005. The average number of stores is expected to continue to decrease. See, “Stores.”

Gross profit increased to $25.7 million in the first quarter of fiscal 2005 from $20.8 million in the first quarter of fiscal 2004, increasing as a percentage of net sales to 24.1% from 21.3%. Gross profit as a percentage of net sales increased because (i) rent and occupancy costs declined as a percentage of net sales (230 basis points as a percentage of net sales) and (ii) merchandise margins increased (60 basis points). Rent and occupancy costs declined in percentage terms principally because average store sales increased. Higher merchandise margins were the result of lower cost of goods sold. Gross profit levels in the future will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.” The amount of rent and occupancy costs is expected to decline further as the average number of stores decreases.

The cost of shipping and handling Shop @ Home orders was included in general, administrative and store operating expenses in previous periods but has been reclassified as cost of goods sold and reflected in the gross profit line in the financial statements contained in this Report. This change was made to provide more clarity for trends in general, administrative and store operating expenses. Prior periods have been reclassified to conform with the current presentation.

General, administrative and store operating expenses increased to $24.8 million in the first quarter of fiscal 2005 from $23.9 million in the first quarter of fiscal 2004. The increase in the amount of expenses was for legal and consulting fees totaling $0.9 million in connection with preparations for a potential proxy contest that has since been satisfactorily resolved. However, expenses decreased as a percentage of net sales to 23.3% from 24.5%, principally from a reduction in store payroll (110 basis points). There is no assurance that general, administrative and store operating expenses will continue to decrease in percentage terms. In addition to general cost inflation, the Company expects consulting and professional fees and Finance Department payroll to increase because of additional resources required to support new regulatory compliance. Also, although the number of associates employed in stores is expected to decrease as a result of routine store closings, possible increases in minimum wages may put pressure on the wage rates paid to the remaining store associates.

The Company had operating income of $0.9 million in the first quarter of fiscal 2005 and incurred an operating loss of $3.1 million in the first quarter of the previous year.

The Company had a benefit from income taxes of $0.3 million in the first quarter of fiscal 2005, in the form of a state income tax refund.

There is a valuation allowance provided for the Company’s net operating loss (“NOL”) carryforwards and other net deferred tax assets. In the first quarter of fiscal 2005, the Company’s tax valuation allowance was increased by $0.5 million.

The Company had net income of $1.0 million in the first quarter of fiscal 2005 and incurred a net loss of $3.4 million in the first quarter of fiscal 2004.

See, “Critical Accounting Policies” for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

May Sales

Net sales for May 2005 increased 8.6% from May 2004 to $39.1 million from $36.0 million. Comparable store sales for the month increased 10.2%. Average number of stores decreased from 533 to 512.

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

The Company incurred net losses in fiscal 2002, fiscal 2003 and fiscal 2004. The Company has sought to absorb normal cost inflation and return to long-term profitability through a goal of increased sales per average store with higher merchandise margins. This financial goal was translated into an integrated operational plan early in fiscal 2003 that was designed to reposition the Company’s product offering. (This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying.) This plan relies primarily on the Company’s intellectual capital. Only small amounts of financial capital are required to execute the plan. The infrastructure to support implementation of the plan is already in place.

This section constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Liquidity and Capital Resources

This section provides details about the Company’s sources of liquidity.

Cash Flow

Net cash provided from operating activities increased to $5.0 million in the first quarter of fiscal 2005 from $1.1 million in the first quarter of the previous year, principally as a result of (i) a smaller increase in inventory levels during the first quarter of fiscal 2005 ($3.4 million) compared with the increase during the first quarter of fiscal 2004 ($11.7 million) and (ii) net income of $1.0 million for the first quarter of fiscal 2005 versus a net loss of $3.4 million for the first quarter of fiscal 2004, partially offset by (i) a smaller increase in accounts payable and accrued expenses during the first quarter of fiscal 2005 ($4.5 million) compared with the first quarter of fiscal 2004 ($9.9 million) and (ii) a smaller net increase in cash flow from the other assets and liabilities category in the first quarter of fiscal 2005 ($0.1 million) compared with the first quarter of fiscal 2004 ($2.6 million).

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents increased to $18.6 million at April 30, 2005 from $14.3 million at May 1, 2004 and $12.6 million at January 29, 2005.

Inventories were stated at $53.0 million at April 30, 2005, $60.8 million at May 1, 2004 and $49.5 million at January 29, 2005. Inventory per selling square foot excluding Shop @ Home inventories decreased 10.3% from May 1, 2004 to April 30, 2005. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment decreased to $75.7 million at April 30, 2005 from $88.0 million at May 1, 2004 and $79.0 million at January 29, 2005, principally from depreciation. The Company expects property and equipment to decrease further during the remainder of fiscal 2005, principally from depreciation.

Other Liquidity Sources

Purchases of merchandise directly imported by the Company are made in U.S. dollars and generally financed by trade letters of credit.

The Financing Agreement was extended and expanded during fiscal 2003. The term was extended three years to August 15, 2008. The line of credit was increased from $40 million to $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At April 30, 2005, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $20.8 million and standby letters of credit were outstanding in the amount of $6.1 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.

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

The combined borrowing capacity of the Companies is cyclical due to the seasonality of the retail industry. At April 30, 2005, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $17.6 million; the Pledged Account had a zero balance; no loan was outstanding; and the Companies’ balance sheet cash and cash equivalents of $18.6 million were unrestricted.

The line of credit is collateralized by a security interest in (i) inventory and its proceeds, (ii) receivables from credit card companies and (iii) the balance, if any, from time to time in the Pledged Account. Further, the Company has agreed with CIT to have its subsidiary, Avenue Giftcards, Inc. (which issues AVENUE® giftcards), maintain a minimum level of high-grade liquid investments. These investments amounted to $0.5 million at April 30, 2005 and were classified as restricted cash on the balance sheet. The amount of these investments will fluctuate each quarter in relation to the volume of net issuances of AVENUE® giftcards and merchandise credits during the previous six months. (The volume of net issuances is seasonal.)

The Financing Agreement includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to making certain investments, declaring or paying dividends, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business.

The Company has drawn on the revolving loan facility under the Financing Agreement from time to time to meet its peak working capital requirements. Interest is payable monthly based on a 360-day year either at the prime rate plus an incremental percentage up to 0.75% per annum or at the LIBOR rate plus an incremental percentage ranging from 1.75% to 2.50% per annum. The borrower can select either the prime rate or the LIBOR rate as the basis for determining the interest rate. In either case, the incremental percentage is determined by the average excess availability. Payment of revolving loans is not required until termination of the agreement unless either (1) the outstanding balance of revolving loans and outstanding letters of credit exceeds the combined borrowing capacity of the Companies, in which case the excess would be payable upon demand from CIT or (2) a default under the Financing Agreement arises.

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

Capital expenditures increased to $0.1 million in the first quarter of fiscal 2005 from a lesser amount in the first quarter of the previous fiscal year.

Capital expenditures are budgeted at approximately $3.0 million for fiscal 2005, including implementation of the Company’s product repositioning plan. This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Principal Contractual Obligations and Certain Other Commercial Commitments

During the first quarter of fiscal 2005, there was no material change outside the ordinary course of the Company’s business in the principal contractual obligations of the Company, taken as a whole.

Governmental Restraints On Imports from China

A material portion of the apparel sold by the Company has been imported from China, either directly by the Company or by the Company’s domestic vendors. The United States Committee for Implementation of Textile Agreements has imposed restraint levels for exports to the United States that leave China during the period from May 27, 2005 to December 31, 2005, including several categories of apparel. Exports of each specified product category will continue to be admitted into the United States in the ordinary course until the restraint level for that category is reached, after which further exports will be embargoed and won’t be cleared until after January 2006. The Company does not expect that a material amount of its current on-order inventory will be embargoed for an extended period. However, there is no assurance that (i) the Company and its domestic vendors will be able to find elsewhere replacements for suppliers in China that may be temporarily cut off by embargoes, (ii) the cost of using alternative sources of supply elsewhere will not be higher than the cost of using suppliers in China, (iii) delays in deliveries from countries other than China will not occur or (iv) deliveries of orders placed with suppliers in China in the future will not be embargoed for an extended period. Further, there is no assurance that similar restraint levels will not be imposed during the next several years on additional product categories offered for sale by the Company.

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

The plaintiffs in the Stanford case assert federal and state wage and hour claims and related claims against the Company.

On March 18, 2005, the plaintiffs in the Stanford case and the Company entered into a Stipulation and Settlement Agreement (the “Settlement Agreement”), which has received preliminary Court approval. The Settlement Agreement provides for payments in the total amount of up to approximately $2.3 million, including interest and payroll taxes, payable on a claims made basis in installments of up to approximately $1.3 million in the third quarter of fiscal 2005 and up to approximately $1.0 million on April 28, 2006. In connection with the settlement, compensation of store managers employed by the Company in California was converted from salaries to hourly wages in January 2005.

A final Court hearing to rule on the fairness of the terms of the Settlement Agreement is scheduled to be held in the third quarter of fiscal 2005.

In the event that the Court at the final hearing reverses its preliminary approval of the Settlement Agreement, the Company intends to oppose class certification strongly. To the extent that the plaintiffs successfully obtain class certification, the Company intends to defend the Stanford case vigorously on the merits at trial.

Prior to fiscal 2005, the Company recorded an accrual for the cost of the agreed amount of the settlement in the Stanford case described above.

Meeting Cash Requirements

The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for building stores and replacing fixtures where appropriate. The Stanford wage and hour class action will either be settled (the cost of which has been included in working capital) with Court approval in the third quarter of fiscal 2005 or will go to trial afterwards (see, “Pending Litigation”).

During the first quarter of fiscal 2005, the Company funded net cash used in investing activities, repayments of long-term debt and payments on capital lease obligations from net cash provided from operating activities. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities.

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements, including the possible payments under the settlement of the Stanford case with Court approval, for at least the next 12 months.

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

The markdown reserve was $1.0 million both at April 30, 2005 and at May 1, 2004.

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

Management believes that the inventories shown on the balance sheets included in the financial statements contained in this Report were properly stated in all material respects.

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

Management believes that the liabilities for IBNR Claims reflected in all the balance sheets included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of different than anticipated inflation in medical costs. (The changes in the liabilities for IBNR Claims that would have resulted from the use of industry factors in preparing estimates is discussed in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.)

Tax Valuation Allowance

In fiscal 2002, the Company first recorded a charge to establish a valuation allowance for its NOL carryforwards and other net deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which places significant importance on the Company’s cumulative operating results in the most recent three-year period when assessing the need for a tax valuation allowance. At April 30, 2005, the accumulated tax valuation allowance was $24.7 million.

The Company intends to maintain a valuation allowance for its net deferred tax assets until management determines that sufficient positive evidence regarding operating results exists to support reversal of the allowance remaining at that time. A reversal of the tax valuation allowance would improve the Company’s net income/loss for the period in which the reversal occurred. Accordingly, whether to continue a tax valuation allowance is one of the Company’s important accounting matters.

Private Label Credit Cards Issued By The Bank

The Company and World Financial Network National Bank (the “Bank”) are parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (as amended, the “Credit Card Program Agreement”).

Under the Credit Card Program Agreement, the Bank issues credit cards to eligible Company customers who apply to the Bank. Net credit sales volume with the Bank increased to $31.7 million in the first quarter of fiscal 2005 from $27.5 million in the first quarter of fiscal 2004. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company’s AVENUE service mark and the Bank’s name. The credit cards are used only for merchandise and services offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

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

Receivables as defined in the Credit Card Program Agreement at the close of the last billing cycle in the first quarter increased to $74.2 million in fiscal 2005 from $70.7 million in fiscal 2004.

The credit card program premium (or, potentially, discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank. Costs are based on the volume of credit card program processing activities performed by the Bank.

General, administrative and store operating expenses were offset in part by premiums received from the Bank. Premiums increased 8.0% to $1,038,000 in the first quarter of fiscal 2005 from $961,000 in the first quarter of fiscal 2004, principally because of lower net write-offs of bad debt.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program. For up to the first $85 million of receivables, cost of funds means the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points to be reset every three months (the published CMT rate was 3.33% per annum at April 30, 2005). However, the CMT rate shall not be more than 6.75% per annum and not be less than 5.00% per annum for the purpose of this calculation. (The Bank’s receivables for the program were less than $85 million at April 30, 2005 but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

Fiscal 2006 Accruals for Unvested Employee Stock Options

The Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. SFAS No. 123R is effective for the first fiscal year beginning after June 15, 2005, which, for the Company, will be fiscal 2006.

The adoption of SFAS No. 123R may have a significant impact on the Company’s results of operations. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend, among other things, on the market value and the amount of share-based awards granted in future periods.

Stores

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 512 stores in 37 states at April 30, 2005.

Store counts averaged 557 stores, 546 stores and 531 stores, respectively, for fiscal 2002, 2003 and 2004. In fiscal 2004, the Company opened two stores and closed 23 stores. In fiscal 2005, the Company is planning to close approximately 15-20 stores as part of its normal lease maintenance program and to open one new store. Thus, the average number of stores is expected to decline further in fiscal 2005. This paragraph includes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

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

Retail selling space was approximately 2.2 million square feet at April 30, 2005 and 2.3 million square feet at May 1, 2004.

Depreciation and amortization of property and equipment relate principally to assets in stores and declined to $3.4 million in the first quarter of fiscal 2005 from $3.7 million in the first quarter of the previous year. Further declines in depreciation and amortization accruals are expected for the remainder of fiscal 2005.

Shop @ Home Operations

The Company has an Internet site (www.avenue.com) that sells a selection of the merchandise that is also for sale in the Company’s stores. The Company ships its avenue.com orders from its national distribution center in Troy, Ohio.

Stock Repurchases

The Company did not repurchase shares of its own stock in the first quarter of fiscal 2005 and has no plans at present to repurchase shares of its own stock.

Supplemental Retirement Savings Plan

With respect to the deferred compensation obligations of the Company’s Supplemental Retirement Savings Plan (the “SRSP”), the liability was marked to market and this liability adjustment flowed through the statement of operations as either an increase or a decrease in compensation expense. With respect to the SRSP assets, marketable securities were also marked to market except shares of Company stock, which were recorded permanently at cost. This asset adjustment also flowed through the statement of operations. The liability adjustment and the asset adjustment were not necessarily equal in amount because of the disparate treatment of Company stock. In the first quarter of fiscal 2005, the market price of Company stock rose and compensation expense was increased $0.1 million as a result of the foregoing accounting treatment with respect to SRSP liabilities and assets.

The Compensation Committee of the Company’s Board of Directors, with the assistance of independent legal counsel, is reviewing the Company’s deferred compensation and equity-based compensation programs, including the SRSP. In the event that the Compensation Committee recommends, and the Board approves, an amendment to the SRSP, the accounting treatment of SRSP liabilities and assets discussed in the preceding paragraph may change.

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

The Company historically experienced fluctuations in customer response to its merchandise assortments. Future success depends on the Company’s ability to consistently anticipate, assess and react to the changing demands of its customer base. As a private label merchandiser, the Company assumes certain risks, including long product lead times and high initial purchase commitments, that amplify the consequences of any miscalculation that it might make in anticipating fashion trends or interpreting them for customers. There is no assurance that the Company will be able to identify and offer merchandise that appeals to its customer base or that the introduction of new merchandise will be profitable.

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

Although the Company has not yet been required to complete an assessment of its internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, it is devoting significant management and financial resources to document, test, monitor and enhance internal control over financial reporting in order to meet the general requirements of that act. There is no assurance that these measures will make the controls adequate or effective in preventing fraud or human error. Any failure in the effectiveness of internal control over financial reporting that might occur could have a material effect on financial reporting or cause the Company to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of the Common Stock.

The following additional factors, among others, could also affect the Company’s actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: threats of terrorism; war risk; shifts in consumer spending patterns, overall economic conditions; the impact of increased competition; variations in weather patterns; uncertainties relating to execution of the Company’s product repositioning strategy; store lease expirations; risks associated with the financial performance of the World Financial Network National Bank private label credit card program; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company’s manufacturers to deliver products in a timely manner; governmental restrictions on the volume of imports of apparel from China; political instability and other risks associated with foreign sources of production and increases in fuel costs. Further, the Stanford wage and hour class action will either be settled with Court approval in the third quarter of fiscal 2005 or go to trial afterwards (see, “Pending Litigation”).

As a result of the variables, risks and uncertainties referred to in this section, the projections made elsewhere in this Report may not be reliable. The Company assumes no obligation to update any forward-looking statement contained in this Report.

Stockholder Rights Plan

Any action by the Company’s stockholders with respect to any proposed merger or business combination with another corporation shall be taken by a majority of the votes cast at a meeting at which a quorum is present except as may be otherwise prescribed by the General Corporation Law of Delaware (the “GCL”) at the time. However, the Company’s stockholder rights plan (filed with the Commission as the exhibit to the Company’s Registration Statement on Form 8-A, dated September 15, 1999) and certain provisions of the By-Laws (filed with the Commission as Exhibit No. 3 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004) impose restrictions on mergers and business combinations in addition to the requirements of the GCL. These rights and By-Law provisions may make it more difficult for a third party to acquire the Company even if doing so would allow the stockholders to receive a premium over the prevailing market price of the Common Stock. These rights and By-Law provisions are intended to encourage potential acquirers to negotiate and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these rights and provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect the price of the Common Stock.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold or issue financial instruments for trading purposes.

Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material. See, however, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (i) the eighth paragraph under the caption “Other Liquidity Sources” regarding the variable interest rate payable on revolving loans to the Companies and (ii) the final paragraph under the caption “Private Label Credit Cards Issued By The Bank” for a discussion of the cost of funds associated with the credit cards that are co-branded with the Company’s AVENUE service mark and the name of the issuer of the cards, World Financial Network National Bank. The Company has no material exposure to foreign currency exchange rate risk.

ITEM 4.   CONTROLS AND PROCEDURES.

Internal Control Over Financial Reporting

Based on the definition of the term “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2. An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, management notified the Audit Committee of the Board of Directors and the Company’s independent registered public accounting firm of the existence of a material weakness as of January 29, 2005. The matter is described in Item 9A “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.

Beginning in January 2005, the Company implemented the following measures to correct this material weakness:

  the Company retained an experienced accounting consultant to (1) provide advice on current accounting developments, new accounting pronouncements and emerging accounting issues on a regular basis, (2) review and comment on a preliminary draft of each of the Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and (3) provide advice on technical accounting matters on request;
  the Company implemented a process for a regular internal review and discussion of emerging accounting issues and new accounting pronouncements by a committee of senior executives in the Company's Finance Department;
  the Company subscribed to a professional service that provides complete analysis on emerging accounting issues and new accounting pronouncements; and
  the Company implemented a process for regularly completing a comprehensive regulatory disclosure checklist.

There were no significant changes made in the first quarter of fiscal 2005 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected or are reasonably likely to materially affect internal control over financial reporting except as described in the preceding paragraph.

The Company’s Chief Executive Officer and Chief Financial Officer (the “CEO” and “CFO”) evaluated the implementation of the remedial measures described above and believe that no material weakness existed as of April 30, 2005 and so advised the Audit Committee.

The Company has not yet been required to complete an assessment of its internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Therefore, there can be no assurance that other material weaknesses will not be identified when an assessment is performed.

Disclosure Controls

The Company also performed its quarterly evaluation, in which the CEO and CFO participated, of the effectiveness of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e), “Disclosure Controls”) with respect to information required to be disclosed by the Company (“Disclosures”) in filings with the Commission. The CEO and CFO each concluded that the Disclosure Controls were effective as of April 30, 2005 in providing reasonable assurance that Disclosures were (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission’s rules and forms.

PART II – OTHER INFORMATION

ITEM 1.   LITIGATION.

The subsection in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, ” captioned “Pending Litigation” is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company did not repurchase shares of its own stock in the first quarter of fiscal 2005 and has no plans at present to repurchase shares of its own stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(1)    The following exhibit is filed herewith:

Number	Description
31	Certifications pursuant to Section 302

(2)    Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3)    The following documents are incorporated herein by reference.

The following exhibit to the Corporation's Current Report on Form 8-K filed on April 29, 2005 is incorporated herein by reference:

Number in Filing	Description
99.2	Letter, dated April 28, 2005, from Raphael Benaroya to John Pound

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 23, 2005 is incorporated herein by reference.

Number in Filing	Description
10	Stipulation and Settlement Agreement, dated March 18, 2005, in Stanford et ano vs. United Retail Incorporated

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 3, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	2005 Incentive Compensation Plan Agreement form
10.2*	2005 Tandem Bonus Plan Agreement
10.3*	Supplemental Retirement Savings Plan ("SRSP")
10.4*	Amendment to SRSP

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 are incorporated herein by reference:

Number in Filing	Description
10*	Severance Pay Agreement, dated October 2, 2004, between United Retail Incorporated and Jerry Soucy
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya
10.2*	Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta
10.3*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll
10.4*	Form of Severance Pay Agreement, dated September 9, 2004 (entered into separately by the Corporation with Paul McFarren and Jon Grossman; similar contracts were entered into at the same time between the Corporation's respective subsidiaries and the respective officers of the subsidiaries)

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference.

Number in Filing	Description
3	Restated By-laws of the Corporation
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")

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

__________
*A compensatory plan for the benefit of the Corporation’s management or a management contract.

(b)     During the first quarter of fiscal 2005, the Company filed Current Reports on Form 8-K as follows:

  on February 28, 2005, to furnish summary financial information for the fourth quarter of fiscal 2004;
  on March 3, 2005, to disclose action taken with respect to management compensation;
  on March 23, 2005, to file the Settlement Agreement in the Stanford class action against the Company;
  on April 6, 2005, to furnish a press release with respect to March 2005 sales;
  on April 22, 2005, to disclose amendments to the Company's Retirement Savings Plan and Stock Appreciation Rights Plan; and
  on April 29, 2005, to file an exchange of letters between the Company and John C. Pound, the Managing Member of Integrity Brands Fund IIS, LLC regarding candidates for nomination for election to the Company's Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)     UNITED RETAIL GROUP, INC.

Date: June 15, 2005

By:/s/ GEORGE R. REMETA George R. Remeta Vice Chairman of the Board and Chief Administrative Officer - Authorized Signatory

By:/s/ JON GROSSMAN Jon Grossman Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

(1)    The following exhibit is filed herewith:

Number	Description
31	Certifications pursuant to Section 302

(2)    Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3)    The following documents are incorporated herein by reference.

The following exhibit to the Corporation's Current Report on Form 8-K filed on April 29, 2005 is incorporated herein by reference:

Number in Filing	Description
99.2	Letter, dated April 28, 2005, from Raphael Benaroya to John Pound

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 23, 2005 is incorporated herein by reference.

Number in Filing	Description
10	Stipulation and Settlement Agreement, dated March 18, 2005, in Stanford et ano vs. United Retail Incorporated

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 3, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	2005 Incentive Compensation Plan Agreement form
10.2*	2005 Tandem Bonus Plan Agreement
10.3*	Supplemental Retirement Savings Plan ("SRSP")
10.4*	Amendment to SRSP

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 are incorporated herein by reference:

Number in Filing	Description
10*	Severance Pay Agreement, dated October 2, 2004, between United Retail Incorporated and Jerry Soucy
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya
10.2*	Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta
10.3*	Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll
10.4*	Form of Severance Pay Agreement, dated September 9, 2004 (entered into separately by the Corporation with Paul McFarren and Jon Grossman; similar contracts were entered into at the same time between the Corporation's respective subsidiaries and the respective officers of the subsidiaries)

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference.

Number in Filing	Description
3	Restated By-laws of the Corporation
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 2003 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.2*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.3*	Amendment, dated September 2, 2003, to Employment Agreement, dated November 20, 1998, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")

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

__________
*A compensatory plan for the benefit of the Corporation’s management or a management contract.