Form 10-Q
period 2005-07-30
UNITED RETAIL GROUP INC/DE
filed 2005-09-07
CIK 881905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

YES ___X___     NO _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (The registrant will become an accelerated filer in fiscal 2006.)

YES _______     NO ___X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

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

As of July 30, 2005, there were outstanding 12,977,004 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right. The units are referred to herein as “shares.”

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	ASSETS	July 30, 2005 (Unaudited)	January 29, 2005	July 31, 2004 (Unaudited)
Current Assets:
Cash and cash equivalents		$33,086	$12,596	$18,366
Accounts receivable		1,847	1,504	1,199
Inventory		42,298	49,503	48,549
Prepaid rents		4,619	4,599	4,704
Restricted cash		320	742	-
Other prepaid expenses		1,794	1,712	1,900
Total current assets		83,964	70,656	74,718

Property and equipment, net		72,125	79,026	85,033
Deferred compensation plan assets		3,957	3,473	3,962
Deferred charges and other intangible assets, net of
accumulated amortization of $485, $453 and $421		587	741	462
Other assets		1,294	1,312	1,498
Total Assets		$161,927	$155,208	$165,673

	LIABILITIES
Current liabilities:
Current portion of distribution center financing		$723	$693	$664
Current portion of capital leases		1,810	1,873	2,018
Current portion of revolver		-	100	-
Accounts payable and other		19,523	18,336	22,708
Disbursement accounts		9,423	9,066	8,992
Accrued expenses		26,584	24,252	21,143
Total current liabilities		58,063	54,320	55,525

Long-term distribution center financing		2,263	2,633	2,987
Long-term capital leases		803	1,735	2,661
Deferred lease incentives		11,733	12,908	13,669
Deferred compensation plan liabilities		3,957	4,853	4,519
Other long-term liabilities		7,826	8,710	10,708
Total liabilities		84,645	85,159	90,069
	STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock
$.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,287,900 shares 14,249,800 shares, and 14,248,200 shares		14	14	14
Additional paid-in capital		85,027	84,856	84,853
Deferred compensation obligation (279,870 shares)		1,353	-	-
Accumulated deficit		(1,436)	(6,494)	(936)
Treasury stock (1,310,896 shares, 1,590,766 shares 1,590,766 shares) at cost		(7,676)	(8,327)	(8,327)
Total stockholders' equity		77,282	70,049	75,604
Total liabilities and stockholders' equity		$161,927	$155,208	$165,673

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$114,702	$101,269	$221,233	$198,788

Cost of goods sold, including
buying and occupancy costs	83,999	80,519	164,839	157,246

Gross profit	30,703	20,750	56,394	41,542

General, administrative and
store operating expenses	26,069	23,496	50,896	47,386

Operating income (loss)	4,634	(2,746)	5,498	(5,844)

Interest income	144	1,193	199	1,207
Interest expense	(127)	(190)	(346)	(420)

Income (loss) before income taxes	4,651	(1,743)	5,351	(5,057)

Provision for (benefit from) income taxes	597	(184)	293	(135)

Net income (loss)	$4,054	($1,559)	$5,058	($4,922)

Net income (loss) per share
Basic	$0.32	($0.12)	$0.40	($0.38)
Diluted	$0.31	($0.12)	$0.39	($0.38)

Weighted average number of
shares outstanding
Basic	12,784,318	12,742,459	12,723,254	12,839,882
Common stock equivalents
(stock options)	285,332	-	236,261	0
Diluted	13,069,650	12,742,459	12,959,515	12,839,882

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
Cash Flows From Operating Activities:
Net income (loss)	$5,058	($4,922)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,771	7,253
Amortization of deferred charges and other
intangible assets	48	251
Loss on disposal of assets	177	41
Deferred compensation	624	(94)
Deferred lease assumption revenue amortization	-	(2)
Internal Revenue Service settlement related to warrants	-	1,157
Changes in operating assets and liabilities:
Accounts receivable	(343)	590
Income taxes	464	32
Inventory	7,205	505
Accounts payable and accrued expenses	3,402	1,973
Prepaid expenses	320	266
Deferred lease incentives	(1,175)	(1,324)
Other assets and liabilities	(892)	521
Net Cash Provided by Operating Activities	21,659	6,247

Investing Activities:
Capital expenditures	(262)	(624)
Deferred payment for property and equipment	-	127

Net Cash Used in Investing Activities	(262)	(497)

Financing Activities:
Repayments of long-term debt	(339)	(310)
Payments on capital lease obligations	(996)	(1,053)
Increase (decrease) in disbursement accounts	357	(442)
Repayments under line-of-credit agreement	(100)	-
Proceeds from exercise of stock options	171	-

Net Cash Used in Financing Activities	(907)	(1,805)

Net increase in cash and cash equivalents	20,490	3,945
Cash and cash equivalents, beginning of period	12,596	14,421
Cash and cash equivalents, end of period	$33,086	$18,366

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

The consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements are condensed and do not include all disclosures required by generally accepted accounting principles for a full set of financial statements and should be read in conjunction with the financial statement disclosures contained in the Company’s 2004 Annual Report and 2004 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

Beginning in fiscal 2005, the cost of shipping and handling internet orders has been reclassified from general, administrative and store operating expenses to cost of goods sold. This change was made to provide more clarity for trends in general, administrative and store operating expenses. Prior periods have been reclassified to conform with the current presentation.

2.   Net Earnings / (Loss) Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data includes the weighted average effect of dilutive options on the weighted average shares outstanding. The computation of earnings per diluted share excludes options whose exercise prices were greater than the average market price of the common shares for the thirteen and twenty-six weeks ended July 30, 2005. The computation of (loss) per share for the thirteen and twenty-six weeks ended July 31, 2004 excludes options to purchase shares of common stock as inclusion of such shares would be anti-dilutive.

Options to purchase shares of common stock which were not included in the computation of diluted per share data were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Options	765,475	1,927,772	1,068,475	1,927,772
Range of option prices per share	$7.16-$15.13	$1.80-$15.13	$6.31-$15.13	$1.80-$15.13

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

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation” to stock-based employee compensation:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollars in thousands except for per share amounts)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Reported net earnings (loss)	$4,054	($1,559)	$5,058	($4,992)
Deduct: Total stock-based
employee compensation
expense determined under fair
value based method for all
awards, net of related tax effects	(103)	(42)	(209)	(117)

Pro forma net earnings (loss)	$3,951	($1,601)	$4,849	($5,109)

Earnings (loss) per share:
Basic - as reported	$0.32	($0.12)	$0.40	($0.38)
Basic - pro forma	$0.31	($0.13)	$0.38	($0.40)

Diluted - as reported	$0.31	($0.12)	$0.39	($0.38)
Diluted - pro forma	$0.30	($0.13)	$0.37	($0.40)

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

At July 30, 2005, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $4.2 million, trade letters of credit for the account of the Companies were outstanding in the amount of $23.9 million, standby letters of credit were outstanding in the amount of $6.1 million and no loan from CIT was outstanding. The Company’s balance sheet cash and cash equivalents of $33.1 million were unrestricted.

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

In January 2002 through January 2003, the Company executed a series of three-year capital lease agreements for call center systems at the Company’s national distribution center in Troy, Ohio, bearing interest at rates between 6.09% and 6.64% per annum aggregating approximately $1.4 million. The Company has exercised its option of buying the systems that have reached the end of their term for a nominal price and intends on exercising the same option on the remaining systems at the end of their term.

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

The Company recorded an increase (decrease) to the valuation allowances of $12.6 million, $4.3 million and ($1.3 million) in fiscal 2003, fiscal 2004 and the twenty-six week period ended July 30, 2005, respectively. The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

5.   Stock Appreciation Rights Plan

Commencing in May 2000 and annually thereafter, each nonmanagement Director received an award under the Company’s Stock Appreciation Rights Plan that provides for a payment by the Company when the Director exercises the stock option granted to him contemporaneously under the Company’s Stock Option Plans. The payment for options granted prior to June 2005 will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the sum of 1) the exercise price of the corresponding option plus 2) any personal income tax withholding on the gain arising from the exercise. The payment for options granted in June 2005 will be an amount equivalent to twice the above calculation. No such payments have been made to date.

6.   Stockholders’ Equity

In the second quarter of fiscal 2005, the Company amended its Supplemental Retirement Savings Plan (the “SRSP”) and, as a result, the market value of Company stock held in the SRSP on the date of the amendment was reclassified to deferred compensation obligation in stockholders’ equity from deferred compensation plan liabilities on the balance sheet. Additionally, the cost of those shares were reclassified from treasury stock and netted against the deferred compensation obligation.

7.   Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Cash interest paid	$136	$222	$361	$429
Cash interest received	($142)	($1,193)	($197)	($1,207)

Net cash interest (received) paid	($6)	($971)	$164	($778)

Income taxes paid (refunded)	$96	$1,339	($172)	$1,324

Non-cash financing activities include the acquisition of 279,870 shares of Company common stock within the deferred compensation plan in the second quarter of fiscal 2004 which cost $651,000 and is reflected as a reduction in equity in the balance sheet.

Fiscal 2004 included interest income of $1,168,000 related to an Internal Revenue Service settlement.

8.   Contingencies

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. Legal fees are typically expensed as incurred.

In addition, on May 1, 2003, a suit in California Superior Court, Los Angeles County, styled Erik Stanford vs. United Retail Incorporated was served on the Company by a former store manager in California. On March 3, 2004, an amended complaint was served that added another plaintiff. The suit was purportedly a class action on behalf of certain current and former associates in California in the previous four years.

The plaintiffs in the Stanford case asserted federal and state wage and hour claims and related claims against the Company.

The Stanford case was settled at a cost of $1.8 million prior to the filing of this Report. In anticipation of the settlement, compensation of store managers employed by the Company in California had been converted from salaries to hourly wages in January 2005.

Prior to fiscal 2005, the Company recorded accruals of $2.3 million for the anticipated cost of the settlement in the Stanford case. $0.5 million of the previous accruals was reversed and taken into income in the second quarter of fiscal 2005 when the actual amount of settlement costs was determinable.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Introduction

The Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this Report, an overview to put this information in context and a plan to return the Company to sustained profitability year after year. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this Report. It should not be relied upon separately from the balance of this Report.

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

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. At July 30, 2005, it leased 508 stores. See, “Stores.” The Company also operates a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores (referred to as “Shop @ Home” operations).

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

Company Sales Fluctuations

Sales figures and merchandise margins are central to the Company’s long term profitability. The Company conducts a weekly interdisciplinary review of sales and merchandise margins and prepares budgets for two six-month seasons each year, the Fall season, which ends on the Saturday closest to January 31st each year, for example, on January 29, 2005, and the Spring season, which ends six months earlier, for example, on July 31, 2004. Management uses comparable store sales (for stores open at least 12 months at the time) as an analytical tool.

Seasonal store sales data follow with sales improvements versus the previous comparable period in bold type:

	2001		2002		2003		2004		2005
	Spring	Fall	Spring	Fall	Spring	Fall	Spring	Fall	Spring
Total store sales ($millions)*	$208.8	$206.7	$225.1	$198.7	$203.5	$187.7	$196.0	$196.9	$215.6

Sales per average store ($000's)	$393	$373	$406	$356	$371	$344	$368	$372	$422

Average number of stores	532	554	555	558	548	545	532	529	511

Comparable store sales**	-3.4%	-2.1%	+3.2%	-5.3%	-9.3%	-4.2%	-2.2%	+6.8%	+12.8%

__________
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

Product Repositioning Plan

In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition; variations in weather patterns; fluctuations in consumer acceptance of products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. These variables caused the Company’s sales per average store to fluctuate in the past, declining from the Fall 2002 season through the Spring 2004 season and increasing in the Fall 2004 season and Spring 2005 season. Thus, recent sales performance is not necessarily indicative of future sales performance. As a result, management believes that long-term sales projections within a defined narrow range are not reliable.

The Company incurred net losses in fiscal 2002, fiscal 2003 and fiscal 2004. The Company seeks to absorb normal cost inflation and return to sustained profitability year after year through a goal of increased sales per average store with higher merchandise margins. This financial goal was translated into an integrated operational plan early in fiscal 2003 that was designed to reposition the Company’s product offering. (This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying.) This plan relies primarily on the Company’s intellectual capital. Only small amounts of additional financial capital are required to execute the plan. See, “Capital Expenditures.” The infrastructure to support implementation of the plan is already in place.

This section constitutes forward-looking information under the Private Securities Litigation Reform Act (the “Reform Act”), which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Decline in Annual Store Count

Store counts averaged 557 stores, 546 stores and 531 stores, respectively, for fiscal 2002, 2003 and 2004. In the first half of fiscal 2005, the average number of stores was 511 and the average number of stores is expected to decline further in the second half of fiscal 2005 as a result of the Company’s normal lease maintenance program.

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

DISCUSSION AND ANALYSIS

(The two following sections provide details about the material line items in the Company’s statements of operations.)

Second Quarter Fiscal 2005 Versus Second Quarter Fiscal 2004

Net sales for the second quarter of fiscal 2005 increased 13.3% from the second quarter of fiscal 2004, to $114.7 million from $101.3 million.

The sources of net sales growth were as follows:

Amount	Attributable to
$14.2 million	14.7% increase in comparable store sales
0.5 million	new stores
(3.0) million	closed stores
1.7 million	other
$13.4 million	Total

Compared to the second quarter of fiscal 2004, units sold per average store increased 20.0%, average price per unit sold decreased 2.8% and transactions per average store increased 25.0%.

There was better customer acceptance of woven tops, knit tops, denim and woven bottoms, among the apparel categories, and accessories, all of which collectively increased net sales by $12.8 million in comparison to the second quarter of fiscal 2004.

The average number of stores decreased from 532 in the second quarter of the previous year to 510 in the second quarter of fiscal 2005. The average number of stores is expected to continue to decrease as a result of the Company’s normal lease maintenance program. See, “Stores.”

Gross profit increased to $30.7 million in the second quarter of fiscal 2005 from $20.8 million in the second quarter of fiscal 2004, increasing as a percentage of net sales to 26.8% from 20.5%. This percentage increase resulted primarily because as a percentage of net sales (i) buying and occupancy costs declined (350 basis points) and (ii) merchandise margins increased (290 basis points). Buying and occupancy costs declined in percentage terms principally because average store sales increased. Higher merchandise margins were the result of lower cost of goods sold. Gross profit levels in the future will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.” The dollar amount of buying and occupancy costs in the future will be affected by the expected decrease in the average number of stores. See, “Stores.”

The cost of shipping and handling Shop @ Home orders was included in general, administrative and store operating expenses in the previous fiscal year but has been reclassified as cost of goods sold and reflected in the gross profit line in the financial statements contained in this Report. This change was made to provide more transparency for trends in general, administrative and store operating expenses. Prior periods have been reclassified to conform with the current presentation.

General, administrative and store operating expenses increased to $26.1 million in the second quarter of fiscal 2005 from $23.5 million in the second quarter of fiscal 2004. However, expenses decreased as a percentage of net sales to 22.7% from 23.2% principally because as a percentage of net sales there was a decline in store payroll (140 basis points), partially offset by costs under the Company’s Incentive Compensation Plan (130 basis points), which is described in an exhibit to this Report, in the second quarter of fiscal 2005. In addition to general cost inflation, the Company expects consulting and professional fees and Finance Department payroll to increase because additional resources will be required to support new regulatory compliance including, among other things, the Company’s becoming an accelerated filer with the SEC after fiscal 2005. Also, although the number of associates employed in stores is expected to decrease as a result of routine store closings, possible increases in minimum wages may put pressure on the wage rates paid to the remaining store associates.

The Company had operating income of $4.6 million in the second quarter of fiscal 2005 and incurred an operating loss of $2.7 million in the second quarter of the previous year.

The Company had a provision for income taxes of $0.6 million in the second quarter of fiscal 2005 compared with a benefit from income taxes of $0.2 million in the second quarter of fiscal 2004.

There is a valuation allowance provided for the Company’s net operating loss (“NOL”) carryforwards and other net deferred tax assets. In the second quarter of fiscal 2005, the Company’s tax valuation allowance decreased by $1.8 million.

The Company had net income of $4.1 million in the second quarter of fiscal 2005 and incurred a net loss of $1.6 million in the second quarter of fiscal 2004.

See, “Critical Accounting Policies” for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

First Half Fiscal 2005 Versus First Half Fiscal 2004

Net sales for the first half of fiscal 2005 increased 11.3% from the first half of fiscal 2004, to $221.2 million from $198.8 million.

The sources of net sales growth were as follows:

Amount	Attributable to
$24.4 million	12.8% increase in comparable store sales
1.0 million	new stores
(5.8) million	closed stores
2.8 million	other
$22.4 million	Total

Compared to the first half of fiscal 2004, units sold per average store increased 20.3%, average price per unit sold decreased 4.9% and transactions per average store increased 23.8%.

There was better customer acceptance of woven tops, denim, sweaters, knit tops and swimwear, among the apparel categories, and of accessories, all of which collectively increased net sales by $21.0 million in comparison to the first half of fiscal 2004.

The average number of stores decreased from 532 in the first half of the previous year to 511 in the first half of fiscal 2005.

Gross profit increased to $56.4 million in the first half of fiscal 2005 from $41.5 million in the first half of fiscal 2004, increasing as a percentage of net sales to 25.5% from 20.9%. This percentage increase resulted principally because as a percentage of net sales (i) buying and occupancy costs declined (300 basis points) and (ii) merchandise margins increased (180 basis points). Buying and occupancy costs declined in percentage terms principally because average store sales increased. Higher merchandise margins were the result of lower cost of goods sold.

General, administrative and store operating expenses increased to $50.9 million in the first half of fiscal 2005 from $47.4 million in the first half of fiscal 2004. However, expenses decreased as a percentage of net sales to 23.0% from 23.8% principally because as a percentage of net sales there was a decline in store payroll (130 basis points), partially offset by costs under the Company’s Incentive Compensation Plan (80 basis points) in the first half of fiscal 2005.

The Company had operating income of $5.5 million in the first half of fiscal 2005 and incurred an operating loss of $5.8 million in the first half of the previous year.

Interest income was $0.2 million in the first half of fiscal 2005. In the first half of fiscal 2004, interest income was $1.2 million and related to an IRS settlement.

The Company had a provision for income taxes of $0.3 million for the first half of fiscal 2005 compared with a benefit from income taxes of $0.1 million for the first half of fiscal 2004.

The Company had net income of $5.1 million in the first half of fiscal 2005 and incurred a net loss of $4.9 million in the first half of fiscal 2004.

August Sales

Net sales for August 2005 increased 6.9% from August 2004 to $25.8 million from $24.1 million. Comparable store sales for the month increased 8.5%. Average number of stores decreased from 530 to 508.

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

Product Repositioning Plan

In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition; variations in weather patterns; fluctuations in consumer acceptance of products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. These variables caused the Company’s sales per average store to fluctuate in the past, declining from the Fall 2002 season through the Spring 2004 season and increasing in the Fall 2004 season and Spring 2005 season. Thus, recent sales performance is not necessarily indicative of future sales performance. As a result, management believes that long-term sales projections that fall within a defined narrow range are not reliable.

The Company incurred net losses in fiscal 2002, fiscal 2003 and fiscal 2004. The Company seeks to absorb normal cost inflation and return to sustained profitability year after year through a goal of increased sales per average store with higher merchandise margins. This financial goal was translated into an integrated operational plan early in fiscal 2003 that was designed to reposition the Company’s product offering. (This plan has four principal components: (i) to improve the design of the Company’s merchandise and thereby differentiate it from competitors’ merchandise, (ii) to market more items together as coordinated outfits rather than separately as individual garments, (iii) to put more emphasis on fashionable merchandise and less on basic items, and (iv) to raise the level of merchandise presentation in the store to make shopping easier and to encourage outfit buying.) This plan relies primarily on the Company’s intellectual capital. Only small amounts of additional financial capital are required to execute the plan. The infrastructure to support implementation of the plan is already in place. See, “Capital Expenditures.”

This section constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Liquidity and Capital Resources

This section provides details about the Company’s sources of liquidity.

Cash Flow

Net cash provided by operating activities increased to $21.7 million in the first half of fiscal 2005 from $6.2 million in the first half of the previous year, principally as a result of net income ($5.1 million) in the first half of fiscal 2005 compared with a net loss ($4.9 million) in the first half of fiscal 2004 and a greater decrease in inventory in the first half of fiscal 2005 ($7.2 million) than in the first half of fiscal 2004 ($0.5 million) partially offset by proceeds from an IRS settlement ($1.2 million) that occurred in the first half of fiscal 2004.

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents increased to $33.1 million at July 30, 2005 from $18.4 million at July 31, 2004 and $12.6 million at January 29, 2005.

Inventories decreased to $42.3 million at July 30, 2005 from $48.5 million at July 31, 2004 and $49.5 million at January 29, 2005. Inventory per selling square foot excluding Shop @ Home inventories decreased 10.7% from July 31, 2004 to July 30, 2005 principally because the Company exceeded its sales plan for the second quarter of fiscal 2005. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment, net decreased to $72.1 million at July 30, 2005 from $85.0 million at July 31, 2004 and $79.0 million at January 29, 2005, principally from depreciation. The Company expects property and equipment, net to decrease further during the remainder of fiscal 2005, principally from depreciation.

Other Liquidity Sources

Purchases of merchandise directly imported by the Company are made in U.S. dollars and generally financed by trade letters of credit.

The Financing Agreement line of credit is $50 million for the Companies combined, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At July 30, 2005, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $23.9 million and standby letters of credit were outstanding in the amount of $6.1 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.

Subject to the following paragraph, the availability of credit (within the aggregate $50 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the aggregate outstanding amount of its letters of credit and its revolving loans, if any. The borrowing base, as to any of the Companies is (i) the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 65% to 75% depending on the time of year, (y) the balance from time to time in an account in its name that has been pledged to the lenders (a “Pledged Account”) and (z) 85% of certain receivables from credit card companies less (ii) reserves for rent for 140 stores located in certain states whose laws restrict creditors’ rights and for liens other than permitted liens and, at CIT’s option, a reserve for sales taxes collected but not yet paid.

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any significant financial covenants.

The combined borrowing capacity of the Companies is cyclical due to the seasonality of the retail industry. At July 30, 2005, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $4.2 million; the Pledged Account had a zero balance; no loan was outstanding; and the Companies’ balance sheet cash and cash equivalents of $33.1 million were unrestricted.

The line of credit is collateralized by a security interest in (i) inventory and its proceeds, (ii) receivables from credit card companies and (iii) the balance, if any, from time to time in the Pledged Account. Further, the Company has agreed with CIT to have its subsidiary, Avenue Giftcards, Inc. (which issues AVENUE® giftcards), maintain a minimum level of high-grade liquid investments. These investments amounted to $0.3 million at July 30, 2005 and were classified as restricted cash on the balance sheet. The amount of these investments will fluctuate each quarter in relation to the volume of net issuances of AVENUE® giftcards and merchandise credits during the previous six months. (The volume of net issuances is seasonal.)

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

Capital expenditures decreased to $0.3 million in the first half of fiscal 2005 from $0.6 million in the first half of the previous fiscal year and are budgeted at approximately $3.0 million for fiscal 2005 as a whole. This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Principal Contractual Obligations and Certain Other Commercial Commitments

During the second quarter of fiscal 2005, there was no material change outside the ordinary course of the Company’s business in the principal contractual obligations of the Company, taken as a whole, compared with the second quarter of fiscal 2004.

Governmental Restraints On Imports from China

In past years, a material portion of the apparel sold by the Company was imported from China, either directly by the Company or by the Company’s domestic vendors. The United States Committee for Implementation of Textile Agreements has imposed restraint levels for exports to the United States that leave China before January 1, 2006, including several categories of apparel. Exports of each specified product category will continue to be admitted into the United States in the ordinary course until the restraint level for that category is reached, after which further exports will be embargoed and won’t be cleared until after January 2006. The Company does not expect that a material amount of its current on-order inventory will be embargoed for an extended period. However, there is no assurance that (i) the Company and its domestic vendors will be able to find elsewhere replacements for suppliers in China that may be temporarily cut off by embargoes, (ii) the cost of using alternative sources of supply elsewhere will not be higher than the cost of using suppliers in China, (iii) delays in deliveries from countries other than China will not occur or (iv) deliveries of orders placed with suppliers in China in the future will not be embargoed for an extended period. Further, there is no assurance that similar restraint levels will not be imposed during the next several years on additional product categories offered for sale by the Company.

Pending Litigation

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.

In addition, on May 1, 2003, a suit in California Superior Court, Los Angeles County, styled Erik Stanford vs. United Retail Incorporated was served on the Company by a former store manager in California. On March 3, 2004, an amended complaint was served that added another plaintiff. The suit was purportedly a class action on behalf of certain current and former associates in California in the previous four years.

The plaintiffs in the Stanford case asserted federal and state wage and hour claims and related claims against the Company.

The Stanford case was settled at a cost of $1.8 million prior to the filing of this Report. In anticipation of the settlement, compensation of store managers employed by the Company in California had been converted from salaries to hourly wages in January 2005.

Prior to fiscal 2005, the Company recorded accruals of $2.3 million for the anticipated cost of the settlement in the Stanford case. $0.5 million of the previous accruals was reversed and taken into income in the second quarter of fiscal 2005 when the actual amount of settlement costs was determinable.

Meeting Cash Requirements

The Company’s cash requirements include: (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations, (iii) investing activities, including costs for building stores and replacing fixtures where appropriate and (iv) settlement costs for the Stanford wage and hour class action.

During the first half of fiscal 2005, the Company funded net cash used in investing activities, repayments of long-term debt and payments on capital lease obligations from net cash provided by operating activities. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities.

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s working capital and capital expenditure requirements, including the payments to be made under the settlement of the Stanford case, for at least the next 12 months.

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

At the end of each season, management estimates what quantities of current merchandise are in excess of the amounts saleable at historical margin rates. A markdown reserve is established to reduce the carrying value of excess current merchandise to estimated net realizable value. Also, a markdown reserve is established by management to reduce the carrying value of obsolete categories of merchandise to their estimated net realizable value.

The markdown reserve was $1.3 million at July 30, 2005 and $1.8 million at July 31, 2004.

Markdown reserves fluctuate, principally because the market environment is dynamic for the reasons set forth above. However, a consistent methodology for markdown reserves is one of the Company’s important accounting objectives.

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

Management believes that the liabilities for IBNR Claims reflected in all the balance sheets included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of different than anticipated inflation in medical costs. (The changes in the liabilities for IBNR Claims that would have resulted from the use of industry factors rather than the Company’s experience in preparing estimates is discussed in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.)

Tax Valuation Allowance

In fiscal 2002, the Company first recorded a charge to establish a valuation allowance for its NOL carryforwards and other net deferred tax. At July 30, 2005, the accumulated tax valuation allowance was $22.9 million.

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

Under the Credit Card Program Agreement, the Bank issues credit cards to eligible Company customers who apply to the Bank. Net credit sales volume with the Bank increased to $34.9 million in the second quarter of fiscal 2005 from $31.1 million in the second quarter of fiscal 2004. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank are co-branded with both the Company’s AVENUE service mark and the Bank’s name. The credit cards are used only for merchandise and services offered by the Company. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

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

Receivables as defined in the Credit Card Program Agreement at the close of the last billing cycle in the second quarter increased to $77.6 million in fiscal 2005 from $72.9 million in fiscal 2004.

The credit card program premium (or, potentially, discount) reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank. Costs are based on the volume of credit card program processing activities performed by the Bank.

General, administrative and store operating expenses were offset in part by premiums received from the Bank. Premiums increased to $1.8 million in the second quarter of fiscal 2005 from $1.4 million in the second quarter of fiscal 2004, principally because of higher consumer finance fees and lower net write-offs of bad debt.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program. For up to the first $85 million of receivables, cost of funds means the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points to be reset every three months (the published CMT rate was 3.77% per annum at July 30, 2005). However, the CMT rate shall not be more than 6.75% per annum and not be less than 5.00% per annum for the purpose of this calculation. (The Bank’s receivables for the program were less than $85 million at July 30, 2005 but, if they grew larger than that amount, the cost of funds for the excess would be based primarily on the cost of borrowing of a trust for the purpose of securitizing receivables.)

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

Stores

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 508 stores at July 30, 2005.

Store counts averaged 557 stores, 546 stores and 531 stores, respectively, for fiscal 2002, 2003 and 2004. In the first half of fiscal 2005, the average number of stores was 511 and the average number of stores is expected to decline further in the second half of fiscal 2005 as a result of the Company’s normal lease maintenance program. This paragraph includes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

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

Retail selling space was approximately 2.2 million square feet at July 30, 2005 and 2.3 million square feet at July 31, 2004.

Depreciation and amortization of property and equipment relate principally to assets in stores and declined to $3.4 million in the second quarter of fiscal 2005 from $3.6 million in the second quarter of the previous year. Further declines in depreciation and amortization accruals are expected for the remainder of fiscal 2005.

Shop @ Home Operations

The Company has an Internet site (www.avenue.com) that sells a selection of the merchandise that is also for sale in the Company’s stores. The Company ships its avenue.com orders from its national distribution center in Troy, Ohio.

Stock Repurchases

The Company did not repurchase shares of its own stock in the first half of fiscal 2005 and has no plans at present to repurchase shares of its own stock.

Supplemental Retirement Savings Plan

With respect to the deferred compensation obligations of the Company’s Supplemental Retirement Savings Plan (the “SRSP”), the liability was marked to market and this liability adjustment flowed through the statement of operations as either an increase or a decrease in compensation expense. With respect to the SRSP assets, marketable securities were also marked to market except shares of Company stock, which were recorded permanently at cost. This asset adjustment also flowed through the statement of operations. The liability adjustment and the asset adjustment were not necessarily equal in amount because of the disparate treatment of Company stock. In the second quarter of fiscal 2005, the market price of Company stock rose and compensation expense was increased $0.5 million as a result of the foregoing accounting treatment with respect to SRSP liabilities and assets.

In the second quarter of fiscal 2005, the Company amended the SRSP and, as a result, the market value of Company stock held in the SRSP on the date of the amendment was reclassified to stockholders’ equity from deferred compensation plan liabilities on the balance sheet. Consequently, future movements in the market price of the Company’s stock will no longer affect accruals for compensation expense.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Internal Control Over Financial Reporting

There were no significant changes made in the second quarter of fiscal 2005 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The Company will perform the first assessment of its internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 in connection with the filing of its Annual Report on Form 10-K for fiscal 2005. There can be no assurance that material weaknesses in internal control over financial reporting will not be identified when this assessment is performed.

Disclosure Controls

The Company performed its quarterly evaluation, in which the CEO and CFO participated, of the effectiveness of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e), “Disclosure Controls”) with respect to information required to be disclosed by the Company (“Disclosures”) in filings with the Commission. The CEO and CFO each concluded that the Disclosure Controls were effective as of July 30, 2005 in providing reasonable assurance that Disclosures were (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission’s rules and forms.

PART II – OTHER INFORMATION

ITEM 1.   LITIGATION.

The subsection in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, ” captioned “Pending Litigation” is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company did not repurchase shares of its own stock in the second quarter of fiscal 2005 and has no plans at present to repurchase shares of its own stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The 13th Annual Meeting of Stockholders (the "Meeting") was held on June 27, 2005.
  The Meeting reelected all eight incumbent directors of the Company to serve until the 14th Annual Meeting of Stockholders and their successors are elected, by the following vote:
Name	For	Withhold Authority to Vote
Joseph A. Alutto	12,117,947	74,332
Raphael Benaroya	12,131,997	60,282
Joseph Ciechanover	12,117,947	74,332
Michael Goldstein	12,090,347	101,932
Ilan Kaufthal	12,166,637	25,642
Vincent P. Langone	12,166,887	25,392
George R. Remeta	12,139,537	52,742
Richard W. Rubenstein	11,983,519	208,760
  Integrity Brands Fund IIS, LLC ("Integrity Brands") notified the Company that it might place four candidates in nomination at the 2005 Annual Meeting of Stockholders. The nominees of Integrity Brands would have run against the slate of eight incumbents that the Nominating Committee recommended and the Board of Directors approved. However, the potential contest was resolved and the Company exchanged letters, dated April 28, 2005, on the subject with John C. Pound, Managing Member of Integrity Brands. In his letter to the Company, Mr. Pound gave notice that Integrity Brands had withdrawn its candidates for election to the Company's Board at the 2005 Annual Meeting of Stockholders.

  The Company accrued legal and consulting fees and disbursements of approximately $0.9 million in the first quarter of fiscal 2005 to prepare for the possibility of a contested election of Directors at the 2005 Annual Meeting of Stockholders.

  The Company's Board of Directors, through the Nominating Committee of the Board, will undertake a search for two additional Board members who meet the criteria contained in the Nominating Committee Charter and have expertise relevant to multi-channel specialty retail. The Company will seek to add these candidates to the Board at or prior to the 2006 Annual Meeting of Stockholders. Mr. Pound has been invited to attend a meeting of the Nominating Committee to discuss the search process. Further information about the search for two additional Board members and the invitation to Mr. Pound to attend a meeting of the Nominating Committee is contained in the letter, dated April 28, 2005, from the Company to Mr. Pound, which is an exhibit to this Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(1)     The following exhibits are filed herewith:

Number	Description
31	Certifications pursuant to Section 302
99	Letter, dated April 28, 2005, from Raphael Benaroya to John Pound is incorporated by reference to Exhibit No. 99.2 to the Corporation's Current Report on Form 8-K filed on April 29, 2005

(2)     Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3)     The following documents are also incorporated herein by reference.

The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.3*	Amendment to Supplemental Retirement Savings Plan
10.4*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.5*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.6*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
10.8*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively
10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan
10.2*	Severance Pay Agreement form
10.3*	Amendment to 2003 Stock Option Plan
10.4*	Amendment to 2001 Stock Option Plan
10.5*	Amendment to 1999 Stock Option Plan
10.6*	Amendment to 1996 Stock Option Plan
10.7*	Amendment to 1990 Stock Option Plan
10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta
10.10*	Amendment to Benaroya Employment Agreement
10.11*	Amendment to Remeta Employment Agreement
10.12*	Amendment to Carroll Employment Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 23, 2005 is incorporated herein by reference:

Number in Filing	Description
10	Stipulation and Settlement Agreement, dated March 18, 2005, in Stanford et ano vs. United Retail Incorporated

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 3, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	2005 Incentive Compensation Plan Agreement Form
10.2*	2005 Tandem Bonus Plan Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-laws of the Corporation
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

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

The following exhibits to the Corporation’s Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

Number in Filing	Description
3.1	Amended and Restated Certificate of Incorporation of the Corporation
4.1	Specimen Certificate for Common Stock of the Corporation

__________
*A compensatory plan for the benefit of the Corporation’s management or a management contract.

  During the second quarter of fiscal 2005, the Company filed Current Reports on Form 8-K as follows:

(i)	on May 6, 2005, to provide information about a change in the Company's independent registered public accounting firm;
(ii)	on May 24, 2005, to furnish summary financial information for the first quarter of fiscal 2005; and
(iii)	on June 29, 2005, to provide information about (1) amendments to the Company's Supplemental Retirement Savings Plan, (2) novations between the Company and the parties to its Severance Pay Agreements, (3) the issuance of formula stock options and stock appreciation rights to Directors of the Company and (4) amendments to the Company's stock option plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)     UNITED RETAIL GROUP, INC.

Date: September 7, 2005

By: /s/ GEORGE R. REMETA George R. Remeta Vice Chairman of the Board and Chief Administrative Officer - Authorized Signature

By: /s/ JON GROSSMAN Jon Grossman Vice President-Finance and Chief Accounting Officer

EXHIBIT INDEX

(1)     The following exhibits are filed herewith:

Number	Description
31	Certifications pursuant to Section 302
99	Letter, dated April 28, 2005, from Raphael Benaroya to John Pound is incorporated by reference to Exhibit No. 99.2 to the Corporation's Current Report on Form 8-K filed on April 29, 2005

(2)     Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3)     The following documents are also incorporated herein by reference.

The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.3*	Amendment to Supplemental Retirement Savings Plan
10.4*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya ("Benaroya Employment Agreement")
10.5*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta ("Remeta Employment Agreement")
10.6*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll ("Carroll Employment Agreement")
10.8*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively
10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan
10.2*	Severance Pay Agreement form
10.3*	Amendment to 2003 Stock Option Plan
10.4*	Amendment to 2001 Stock Option Plan
10.5*	Amendment to 1999 Stock Option Plan
10.6*	Amendment to 1996 Stock Option Plan
10.7*	Amendment to 1990 Stock Option Plan
10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta
10.10*	Amendment to Benaroya Employment Agreement
10.11*	Amendment to Remeta Employment Agreement
10.12*	Amendment to Carroll Employment Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 23, 2005 is incorporated herein by reference:

Number in Filing	Description
10	Stipulation and Settlement Agreement, dated March 18, 2005, in Stanford et ano vs. United Retail Incorporated

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 3, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	2005 Incentive Compensation Plan Agreement Form
10.2*	2005 Tandem Bonus Plan Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-laws of the Corporation
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender ("CIT")

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