Form 10-Q
period 2005-10-29
UNITED RETAIL GROUP INC/DE
filed 2005-12-09
CIK 881905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Registrant’s telephone number, including area code (201) 845-0880

_______________________________________________________________________

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

As of October 29, 2005, there were outstanding 13,188,004 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right. The units are referred to herein as “shares.”

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	October 29,	January 29,	October 30,
	2005	2005	2004
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$15,859	$12,596	$6,402
Accounts receivable	2,773	1,504	2,049
Inventory	63,464	49,503	60,673
Prepaid rents	4,585	4,599	4,730
Restricted cash	311	742	-
Other prepaid expenses	1,933	1,712	1,970
Total current assets	88,925	70,656	75,824

Property and equipment, net	69,210	79,026	82,733
Deferred compensation plan assets	4,277	3,473	4,044
Deferred charges and other intangible assets, net of
accumulated amortization of $501, $453 and $437	566	741	446
Other assets	1,587	1,312	1,622
Total assets	$164,565	$155,208	$164,669

LIABILITIES
Current liabilities:
Current portion of distribution center financing	$739	$693	$678
Current portion of capital leases	1,829	1,873	1,948
Current portion of revolver	-	100	-
Accounts payable and other	20,402	18,336	24,145
Disbursement accounts	11,470	9,066	9,768
Accrued expenses	23,716	24,252	23,648
Total current liabilities	58,156	54,320	60,187

Long-term distribution center financing	2,072	2,633	2,812
Long-term capital leases	324	1,735	2,192
Long-term line-of-credit borrowings	-	-	2,053
Deferred lease incentives	11,271	12,908	13,588
Deferred compensation plan liabilities	4,277	4,853	5,015
Other long-term liabilities	7,828	8,710	9,472
Total liabilities	83,928	85,159	95,319

Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock,
$.001 par value; authorized 150,000 shares;
none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,498,900 shares,
14,249,800 shares, and 14,248,700 shares	14	14	14
Additional paid-in capital	86,528	84,856	84,854
Deferred compensation obligation (279,870 shares)	1,353	-	-
Retained earnings (accumulated deficit)	418	(6,494)	(7,191)
Treasury stock (1,310,896 shares, 1,590,766 shares,
1,590,766 shares) at cost	(7,676)	(8,327)	(8,327)
Total stockholders' equity	80,637	70,049	69,350
Total liabilities and stockholders' equity	$164,565	$155,208	$164,669

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales	$98,061	$92,597	$319,294	$291,385

Cost of goods sold, including
buying and occupancy costs	72,995	74,869	237,834	232,115

Gross profit	25,066	17,728	81,460	59,270

General, administrative and
store operating expenses	23,422	23,999	74,318	71,385

Operating income (loss)	1,644	(6,271)	7,142	(12,115)

Interest income	115	131	314	1,338
Interest expense	(133)	(240)	(479)	(660)

Income (loss) before income taxes	1,626	(6,380)	6,977	(11,437)

(Benefit from) provision for income taxes	(228)	(125)	65	(260)

Net income (loss)	$1,854	($6,255)	$6,912	($11,177)

Net income (loss) per share
Basic	$0.14	($0.49)	$0.54	($0.87)
Diluted	$0.14	($0.49)	$0.53	($0.87)

Weighted average number of
shares outstanding
Basic	13,104,279	12,657,615	12,850,262	12,779,126
Common stock equivalents
(stock options)	393,596	-	297,716	-
Diluted	13,497,875	12,657,615	13,147,978	12,779,126

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004

Cash Flows From Operating Activities:
Net income (loss)	$6,912	($11,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,076	10,798
Amortization of deferred charges and other
intangible assets	71	313
Loss on disposal of assets	375	194
Deferred compensation expense	624	320
Deferred lease assumption revenue amortization	-	(2)
Internal Revenue Service settlement related to warrants	-	1,157
Changes in operating assets and liabilities:
Accounts receivable	(1,269)	(260)
Income taxes	75	13
Inventory	(13,961)	(11,619)
Accounts payable and accrued expenses	1,791	5,667
Other current assets	224	170
Deferred lease incentives	(1,637)	(1,405)
Other assets and liabilities	(1,190)	(776)
Net Cash Provided by (Used In) Operating Activities	2,091	(6,607)

Investing Activities:
Capital expenditures	(941)	(2,022)
Deferred payment for property and equipment	107	285

Net Cash Used in Investing Activities	(834)	(1,737)

Financing Activities:
Repayments of long-term debt	(515)	(471)
Payments on capital lease obligations	(1,455)	(1,592)
Increase in disbursement accounts	2,404	334
Net (repayments) borrowings under line-of-credit agreement	(100)	2,053
Proceeds from exercise of stock options	1,672	1

Net Cash Provided by Financing Activities	2,006	325

Net increase (decrease) in cash and cash equivalents	3,263	(8,019)
Cash and cash equivalents, beginning of period	12,596	14,421
Cash and cash equivalents, end of period	$15,859	$6,402

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements include the accounts of United Retail Group, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated.

The consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 29, 2005 and October 30, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements are condensed and do not include all disclosures required by generally accepted accounting principles for a full set of financial statements and should be read in conjunction with the financial statement disclosures contained in the Company’s 2004 Annual Report and 2004 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

Beginning in fiscal 2005, the cost of shipping and handling internet orders has been reclassified from general, administrative and store operating expenses to cost of goods sold. This change was made to provide more clarity for trends in general, administrative and store operating expenses. Prior periods have been reclassified to conform with the current presentation.

2.	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. The new standard requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on its consolidated financial condition, results of operations or cash flows.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period.” The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Such costs were previously capitalizable as construction costs if the company had a policy to do so. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the implementation of FSP FAS No. 13-1 will have a significant impact on its consolidated financial condition, results of operations or cash flows.

3.	Net Earnings / (Loss) Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data includes the weighted average effect of dilutive options on the weighted average shares outstanding. The computation of earnings per diluted share excludes options whose exercise prices were greater than the average market price of the common shares for the thirteen and thirty-nine weeks ended October 29, 2005. The computation of (loss) per share for the thirteen and thirty-nine weeks ended October 30, 2004 excludes options to purchase shares of common stock as inclusion of such shares would be anti-dilutive.

Options to purchase shares of common stock which were not included in the computation of diluted per share data were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Options	559,400	1,890,272	665,400	1,890,272
Range of option prices per share	$8.46 - $15.13	$1.80 - $15.13	$7.03 - $15.13	$1.80 - $15.13

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

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting For Stock-Based Compensation” to stock-based employee compensation:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Reported net earnings (loss)	$1,854	($6,255)	$6,912	($11,177)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(96)	(112)	(303)	(351)

Pro forma net earnings (loss)	$1,758	($6,367)	$6,609	($11,528)

Earnings (loss) per share:
Basic – as reported	$0.14	($0.49)	$0.54	($0.87)
Basic – pro forma	$0.13	($0.50)	$0.51	($0.90)

Diluted – as reported	$0.14	($0.49)	$0.53	($0.87)
Diluted – pro forma	$0.13	($0.50)	$0.50	($0.90)

4.	Financing Arrangements

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

The line of credit is collateralized by a security interest in i) inventory and its proceeds ii) bank credit card receivables and iii) the cash balance on deposit from time to time in a bank account that has been pledged to the lenders.

At October 29, 2005, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $22.2 million. Trade letters of credit were outstanding in the amount of $21.7 million, standby letters of credit were outstanding in the amount of $6.1 million and no loan from CIT was outstanding. The Company’s balance sheet cash and cash equivalents of $15.9 million were unrestricted.

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

5.	Income Taxes

In March 2005, the Company received $0.3 million to settle state income tax refund claims which was recorded as a benefit during the first fiscal quarter of 2005.

In November 2003, the Company agreed in principle with the IRS on the settlement of a matter related to tax refund claims the Company had filed for research credits and for deductions attributable to certain bank financing transactions during 1989 to 1992. In April 2004, the Company received payment from the IRS in the amount of $2.5 million which was initially deferred on the balance sheet. The Company subsequently received final clearance from the IRS regarding this amount. Consequently, the Company recognized the benefit of the refund claims, including the related interest thereon, during the second fiscal quarter of 2004 as follows: $1.1 million was recorded as an increase to additional paid-in capital as it related to stock warrant deductions, $1.2 million of interest income was recorded in the Company’s results of operations and $0.2 million in federal tax benefit was recorded related to research credits. In August 2004 an additional payment of $0.3 million was received from the IRS in connection with further claims, of which $0.1 million of interest income was recorded in the Company’s third quarter results of operations and $0.2 million in federal tax benefit was recorded related to research credits.

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

The Company recorded an increase (decrease) to the valuation allowance of $12.6 million, $4.3 million and ($1.8 million) in fiscal 2003, fiscal 2004 and the thirty-nine week period ended October 29, 2005, respectively. The Company intends to maintain a valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal.

6.	Stock Appreciation Rights Plan

Commencing in May 2000 and annually thereafter, each non-management Director received an award under the Company’s Stock Appreciation Rights Plan that provides for a payment by the Company when the Director exercises the stock option granted to him contemporaneously under the Company’s Stock Option Plans. The payment for options granted prior to June 2005 will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the sum of 1) the exercise price of the corresponding option plus 2) any personal income tax withholding on the gain arising from the exercise. The payment for options granted in June 2005 will be an amount equivalent to twice the above calculation. No such payments have been made to date.

7.	Stockholders’ Equity

In the second quarter of fiscal 2005, the Company amended its Supplemental Retirement Savings Plan (the “SRSP”) and, as a result, the market value of Company stock held in the SRSP on the date of the amendment was reclassified to the deferred compensation obligation in stockholders’ equity from deferred compensation plan liabilities on the balance sheet. Additionally, the cost of those shares were reclassified from treasury stock and netted against the deferred compensation obligation.

8.	Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Cash interest paid	105	$222	$466	$429
Cash interest received	($97)	($1,193)	($294)	($1,207)

Net cash interest paid (received)	$8	($971)	$172	($778)

Income taxes paid (refunded)	$41	($107)	($131)	($1,431)

Non-cash financing activities include the acquisition of 279,870 shares of Company common stock within the deferred compensation plan in the second quarter of fiscal 2004 which cost $651 and is reflected as a reduction in equity in the balance sheet.

Fiscal 2004 included interest income of $1,285 related to an Internal Revenue Service settlement.

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

The Stanford case was settled in the second quarter of fiscal 2005 at a cost of $1.8 million, at which time the underlying accruals were adjusted resulting in $0.5 million of income. During the third quarter of fiscal 2005, $1.1 million of this liability was paid. In anticipation of the settlement, compensation of store managers employed by the Company in California had been converted from salaries to hourly wages in January 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Introduction

The Executive Summary section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this Report, an overview to put this information in context and a plan to return the Company to sustained profitability year after year. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this Report. It should not be relied upon separately from the balance of this Report and should be read together with the Company’s Annual Report on Form 10-K for the year ended January 29, 2005. Capitalized terms used in this Report but not defined herein shall have the meanings defined in the 2005 Form 10-K.

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

Merchandising and Marketing

Design is an important aspect of the Company’s products. Many AVENUE® and AVENUE BODY® products are custom designed. The Company emphasizes a contemporary brand image and consistency of merchandise quality and fit. (As a private label manufacturer, the Company assumes certain risks; see, “Future Results.”)

The Company uses direct mail, print media advertising, credit card statement inserts, in-store signage, and e-mail messages in its marketing activities. The Company also operates a website at www.avenue.com that markets a selection of the merchandise that is also on sale in the stores (referred to as “Shop @ Home” operations).

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. At October 29, 2005, it leased 507 stores. See, “Stores.” The Company also operates a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.

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

Company Sales Fluctuations

Sales figures and merchandise margins are central to the Company’s long term profitability. The Company conducts a weekly interdisciplinary review of sales and merchandise margins and prepares budgets for two six-month seasons each year, the Fall season, which ends on the Saturday closest to January 31st each year, for example, on January 29, 2005, and the Spring season, which ends six months earlier, for example, on July 31, 2004. Management uses comparable store sales (for stores open at least 12 months at the time) as a measure of productivity.

The Company historically experienced fluctuations in customer response to its merchandise assortments. Seasonal store sales data follow with sales improvements versus the previous comparable period in bold type:

	2001		2002		2003		2004		2005
	Spring	Fall	Spring	Fall	Spring	Fall	Spring	Fall	Spring
Total store sales ($ millions)*	$208.8	$206.7	$225.1	$198.7	$203.5	$187.7	$196.0	$196.9	$215.6

Sales per average store ($000’s)	$393	$373	$406	$356	$371	$344	$368	$372	$422

Average number of stores	532	554	555	558	548	545	532	529	511

Comparable store sales**	-3.4%	-2.1%	+3.2%	-5.3%	-9.3%	-4.2%	-2.2%	+6.8%	+12.8%

_______

*Excluding sales on the Internet and, until March 2003, through a catalog.

**A store that is relocated within the same shopping center or mall is considered comparable. However, if the store is relocated elsewhere, it is considered a new store and not comparable. A store that is expanded or contracted is still comparable, i.e., the sales from the remodeled store are considered comparable. Stores that are closed for a week or more are not considered comparable. The comparable store sales calculation is not adjusted for changes in the store sales return reserve.

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

The increase in sales per average store in the Spring 2005 season contributed to improved operating results (see, “Discussion and Analysis - First Nine Months Fiscal 2005 Versus First Nine Months Fiscal 2004”).

Product Repositioning Plan

In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition; variations in weather patterns; fluctuations in consumer acceptance of products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. These variables caused the Company’s sales per average store to fluctuate in the past, declining from the Fall 2002 season through the Spring 2004 season and increasing in the Fall 2004 season and Spring 2005 season. Future success depends on the Company’s ability to consistently anticipate and react to the changing demands of its customer base.

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

Decline in Annual Store Count

Store counts averaged 557 stores, 546 stores and 531 stores, respectively, for fiscal 2002, 2003 and 2004. In the first nine months of fiscal 2005, the average number of stores was 510 and the average number of stores is expected to decline further in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 as a result of the Company’s normal lease maintenance program.

The capital expenditure budget for fiscal 2006 will provide funding for approximately 20 new stores. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Liquidity

United Retail Group, Inc. and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997, as amended (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”). The Financing Agreement provides credit on a revolving basis.

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s cash requirements for at least the next 12 months.

This section constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

DISCUSSION AND ANALYSIS

(The two following sections provide details about the material line items in the Company’s statements of operations.)

Third Quarter Fiscal 2005 Versus Third Quarter Fiscal 2004

Net sales for the third quarter of fiscal 2005 increased 5.9% from the third quarter of fiscal 2004, to $98.1 million from $92.6 million.

The sources of net sales growth were as follows:

Amount	Attributable to
$ 6.9 million	7.9% increase in comparable store sales
0.1 million	new stores
(3.0) million	closed stores
1.5 million	other

Compared to the third quarter of fiscal 2004, there was an increase of 1.0% in units sold per average store, 7.5% in average price per unit sold in stores and 6.1% in transactions per average store.

There was better customer acceptance of denim and knit bottoms, which collectively increased net sales by $5.7 million in comparison to the third quarter of fiscal 2004.

Recent sales performance is not necessarily indicative of future sales performance. See, “Future Results.”

The average number of stores decreased from 531 in the third quarter of the previous year to 508 in the third quarter of fiscal 2005. The average number of stores is expected to continue to decrease in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 as a result of the Company’s normal lease maintenance program. See, “Stores.”

Gross profit increased to $25.1 million in the third quarter of fiscal 2005 from $17.7 million in the third quarter of fiscal 2004, increasing as a percentage of net sales to 25.6% from 19.1% because as a percentage of net sales (i) merchandise margins increased (540 basis points) and (ii) buying and occupancy costs declined (160 basis points). Higher merchandise margins were principally the result of higher retail prices. Buying and occupancy costs declined in percentage terms principally because average store sales increased. These improvements were partially offset by higher marketing costs. Gross profit levels in the future will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

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

General, administrative and store operating expenses declined to $23.4 million in the third quarter of fiscal 2005 from $24.0 million in the third quarter of fiscal 2004, decreasing as a percentage of net sales to 23.9% from 25.9% principally because as a percentage of net sales there were a decline in store payroll (110 basis points), and an improvement in results from the Company’s financial products (40 basis points). In addition to general cost inflation, the Company expects consulting and professional fees and finance department payroll to increase because additional resources will be required to support new regulatory compliance including, among other things, the Company’s becoming an accelerated filer with the SEC after fiscal 2005.

The Company had operating income of $1.6 million in the third quarter of fiscal 2005 and incurred an operating loss of $6.3 million in the third quarter of the previous year.

The Company had a benefit from income taxes of $0.2 million in the third quarter of fiscal 2005 and of $0.1 million in the third quarter of fiscal 2004.

There is a valuation allowance provided for the Company’s net operating loss (“NOL”) carryforwards and other net deferred tax assets. In the third quarter of fiscal 2005, the Company’s tax valuation allowance decreased by $0.5 million.

The Company had net income of $1.9 million in the third quarter of fiscal 2005 and incurred a net loss of $6.3 million in the third quarter of fiscal 2004.

See, “Critical Accounting Policies” for a discussion of estimates made by management in preparing financial statements in accordance with generally accepted accounting principles.

First Nine Months Fiscal 2005 Versus First Nine Months Fiscal 2004

Net sales for the first nine months of fiscal 2005 increased 9.6% from the first nine months of fiscal 2004, to $319.3 million from $291.4 million.

The sources of net sales growth were as follows:

Amount*	Attributable to
$ 31.1 million	11.3% increase in comparable store sales
1.1 million	new stores
(8.8) million	closed stores
4.3 million	other

_____

*Items do not add to total sales increase due to rounding

Compared to the first nine months of fiscal 2004, units sold per average store increased 14.1%, average price per unit sold in stores decreased 1.3% and transactions per average store increased 18.0%.

There was better customer acceptance of denim, woven tops, knit bottoms and knit tops, among the apparel categories, and of accessories, all of which collectively increased net sales by $24.9 million in comparison to the first nine months of fiscal 2004.

The average number of stores decreased from 532 in the first nine months of the previous year to 510 in the first nine months of fiscal 2005.

Gross profit increased to $81.5 million in the first nine months of fiscal 2005 from $59.3 million in the first nine months of fiscal 2004, increasing as a percentage of net sales to 25.5% from 20.3%. This percentage increase resulted principally because as a percentage of net sales (i) merchandise margins increased (290 basis points) and (ii) buying and occupancy costs declined (260 basis points), principally because average store sales increased. Higher merchandise margins were principally the result of lower average cost of the merchandise that was sold.

General, administrative and store operating expenses increased to $74.3 million in the first nine months of fiscal 2005 from $71.4 million in the first nine months of fiscal 2004. However, expenses decreased as a percentage of net sales to 23.3% from 24.5% because of a decline in store payroll as a percentage of net sales.

The Company had operating income of $7.1 million in the first nine months of fiscal 2005 and incurred an operating loss of $12.1 million in the first nine months of the previous year.

Interest income was $0.3 million in the first nine months of fiscal 2005. In the first nine months of fiscal 2004, interest income was $1.3 million, principally from an IRS settlement.

The Company had a provision for income taxes of $0.1 million for the first nine months of fiscal 2005 compared with a benefit from income taxes of $0.3 million for the first nine months of fiscal 2004.

The Company had net income of $6.9 million in the first nine months of fiscal 2005 and incurred a net loss of $11.2 million in the first nine months of fiscal 2004.

November Sales

Net sales for November 2005 increased 4.0% from November 2004 to $35.2 million from $33.8 million. Comparable store sales for the month increased 4.9%. Average number of stores decreased from 530 to 507.

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

Cash Flow

Net cash provided by operating activities was $2.1 million in the first nine months of fiscal 2005 compared with net cash used in operating activities of $6.6 million in the first nine months of the previous year. The improvement was principally a result of net income ($6.9 million) in the first nine months of fiscal 2005 compared with a net loss ($11.2 million) in the first nine months of fiscal 2004, partially offset by (i) a smaller increase in accounts payable and accrued expenses in the first nine months of fiscal 2005 ($1.8 million) than in the comparable prior year period ($5.7 million), (ii) a larger increase in inventory in the first nine months of fiscal 2005 ($14.0 million) than in the comparable prior year period ($11.6 million), (iii) proceeds from an IRS settlement ($1.2 million) that occurred in the first nine months of fiscal 2004, (iv) a larger increase in accounts receivable in the first nine months of fiscal 2005 ($1.3 million) than in the comparable prior year period ($0.3 million) and (v)lower depreciation and amortization of property and equipment, deferred charges and other intangible assets in the first nine months of fiscal 2005 ($10.1 million) than in the comparable prior year period ($11.1 million).

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents increased to $15.9 million at October 29, 2005 from $6.4 million at October 30, 2004 and $12.6 million at January 29, 2005.

Inventories increased to $63.5 million at October 29, 2005 from $60.7 million at October 30, 2004 and $49.5 million at January 29, 2005. Inventory per selling square foot excluding Shop @ Home inventory increased 6.8% from October 30, 2004 to October 29, 2005. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.) The increase in inventory in stores at October 29, 2005 was principally the result of early deliveries of merchandise scheduled for November delivery.

Property and equipment, net decreased to $69.2 million at October 29, 2005 from $82.7 million at October 30, 2004 and $79.0 million at January 29, 2005, principally from depreciation. The Company expects property and equipment, net to decrease further in the fourth quarter of fiscal 2005, principally from depreciation.

Other Liquidity Sources

Purchases of merchandise directly imported by the Company are made in U.S. dollars and generally financed by trade letters of credit.

The Financing Agreement line of credit is $50 million for the Companies combined, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At October 29, 2005, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $21.7 million and standby letters of credit were outstanding in the amount of $6.1 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.

Subject to the following paragraph, the availability of credit (within the aggregate $50 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the aggregate outstanding amount of its letters of credit and its revolving loans, if any. The borrowing base, as to any of the Companies is (i) the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 65% to 75% depending on the time of year, (y) the balance from time to time in an account in its name that has been pledged to the lenders (a “Pledged Account”) and (z) 85% of certain receivables from credit card companies less (ii) reserves for rent for 135 stores located in certain states whose laws restrict creditors’ rights and for liens other than permitted liens and, at CIT’s option, a reserve for sales taxes collected but not yet paid.

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any significant financial covenants.

The combined borrowing capacity of the Companies is cyclical due to the seasonality of the retail industry. At October 29, 2005, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $22.2 million; the Pledged Account had a zero balance; no loan was outstanding; and the Companies’ balance sheet cash and cash equivalents of $15.9 million were unrestricted.

The line of credit is collateralized by a security interest in (i) inventory and its proceeds, (ii) receivables from credit card companies and (iii) the balance, if any, from time to time in the Pledged Account. Further, the Company has agreed with CIT to have its subsidiary, Avenue Giftcards, Inc. (which issues AVENUE® giftcards), maintain a minimum level of high-grade liquid investments. These investments amounted to $0.3 million at October 29, 2005 and were classified as restricted cash on the balance sheet. The amount of these investments will fluctuate each quarter in relation to the volume of net issuances of AVENUE® giftcards and merchandise credits during the previous six months. (The volume of net issuances is seasonal.)

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

Short-term trade credit represents a significant source of financing for merchandise purchases other than merchandise directly imported by the Company. Trade credit arises from the willingness of the Company’s vendors of these products to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor. The availability of trade credit depends on the Company’s having other sources of liquidity, as well. In particular, credit authorizations by trade creditors depend on the amount of the Company’s cash and cash equivalents and its borrowing capacity under the Financing Agreement.

Capital Expenditures

This section and the one that follows provide details about certain uses of cash by the Company.

Capital expenditures decreased to $0.9 million in the first nine months of fiscal 2005 from $2.0 million in the first nine months of the previous fiscal year. Capital expenditures are budgeted at approximately $3 million for fiscal 2005 as a whole and $10 million for fiscal 2006 (see, “Stores”). This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Principal Contractual Obligations and Certain Other Commercial Commitments

During the third quarter of fiscal 2005, there was no material change outside the ordinary course of the Company’s business in the principal contractual obligations of the Company, taken as a whole, compared with the third quarter of fiscal 2004.

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

The Stanford case was settled on March 18, 2005. The cost of the terms of settlement was subsequently determined to be $1.8 million. In connection with the settlement, compensation of store managers employed by the Company in California has been converted from salaries to hourly wages.

Prior to fiscal 2005, the Company recorded accruals of $2.3 million for the anticipated cost of the settlement in the Stanford case. $0.5 million of the previous accruals was reversed and taken into income in the second quarter of fiscal 2005 when the actual amount of settlement costs was determinable.

Meeting Cash Requirements

During the first nine months of fiscal 2005, the Company funded capital expenditures, repayments of long-term debt and payments on capital lease obligations from net cash provided by operating activities and cash at the beginning of the period.

The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities.

The Company’s cash requirements include: (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for building and remodeling stores and replacing fixtures where appropriate.

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s cash requirements for at least the next 12 months.

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

The markdown reserve established at the end of each season is adjusted at the end of the following fiscal quarter to reflect then current sales trends.

The markdown reserve was $1.0 million at October 29, 2005 and $0.7 million at October 30, 2004.

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

The Company is self-insured for its medical, dental and prescription plans for associates. The Company has stop loss insurance coverage for employee medical claims over $0.2 million each. Also, there is an aggregate limit, which, at January 29, 2005, was $6.8 million based on the number of associates participating at that time.

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

To estimate its auto, general liability and workers’ compensation IBNR, the Company uses policy year (July 1) maturation factors based on the Company’s history of claim development (the high and low year factors are excluded in arriving at an average).

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

Management believes that the liabilities for IBNR Claims reflected in the balance sheets included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of different than anticipated inflation in medical costs. (The changes in the liabilities for IBNR Claims that would have resulted from the use of industry factors rather than the Company’s experience in preparing estimates is discussed in the Company’s Annual Report on Form 10-K for the year ended January 29, 2005.)

Tax Valuation Allowance

In fiscal 2002, the Company first recorded a charge to establish a valuation allowance for its NOL carryforwards and other net deferred tax assets. At October 29, 2005, the accumulated tax valuation allowance was $22.4 million.

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

Private Label Credit Cards Issued By The Bank

The Company and World Financial Network National Bank (the “Bank”) are parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (as amended through November 27, 2005, the “Credit Card Program Agreement”).

Under the Credit Card Program Agreement, the Bank issues credit cards to eligible customers of United Retail Incorporated who apply to the Bank. Customers must meet standards for creditworthiness set by the Bank with the approval of the Company, provided, however, that the Bank shall take any actions required to prevent unsafe and unsound banking practices. The credit cards issued by the Bank (“Avenue Credit Cards”) are co-branded with both the Company’s AVENUE service mark and the Bank’s name. Avenue Credit Cards are used only for merchandise and services offered by United Retail Incorporated or its designees. Net credit sales volume with the Bank increased to $31.8 million in the third quarter of fiscal 2005 from $30.4 million in the third quarter of fiscal 2004. Credit card holders remit payments to the Bank, generally by mailing personal checks. The Bank also handles all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders (“Processing Services”).

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

Receivables as defined in the Credit Card Program Agreement at the close of the last billing cycle in the third quarter increased to $78.9 million in fiscal 2005 from $74.2 million in fiscal 2004.

The credit card program premium reflected in general, administrative and store operating expenses is an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank. Costs are based on the volume of Processing Services performed by the Bank.

General, administrative and store operating expenses were offset in part by premiums received from the Bank. Premiums increased to $1.5 million in the third quarter of fiscal 2005 from $1.4 million in the third quarter of fiscal 2004, principally because of an increase in finance income.

Royalties are based on program revenues minus receivables written off by the Bank and the cost of funds for the program. For up to the first $85 million of receivables, cost of funds means the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points to be reset every three months (the published CMT rate was 4.26% per annum at October 29, 2005).

On November 28, 2005, the Credit Card Program Agreement was restated (as restated, the “Amended Agreement”). Under the Amended Agreement, the Bank will continue the private label credit card program and will issue Avenue Credit Cards. The Bank also will continue to administer the credit card program, handling remittances and Processing Services. The Bank will continue to be the sole and exclusive owner of all customer accounts and the creditor in respect of receivables generated. However, the Company must approve any changes to consumer charges, credit terms and credit criteria related to the accounts from those in effect on the date of the Amended Agreement.

The Bank will pay the Company a daily premium payment over the face amount of daily net credit sales (except for those in connection with credit promotions). The Bank also will pay the Company quarterly amounts based on a percentage of net credit sales and a percentage of outstanding receivables, respectively. The Company will reimburse the Bank for chargebacks and certain “pass through” expenses, such as signage.

Amounts to be paid to the Company under the Amended Agreement are on average not expected to be smaller than the premiums previously received under the Credit Card Program Agreement. This paragraph constitutes forward-looking information under the Reform Act and is subject to uncertainties relating to economic trends that may affect the behavior of cardholders and changes in governmental regulations affecting the Bank.

The Amended Agreement is effective as of January 29, 2006 and shall expire on February 29, 2012 (as may be extended, the “Term”) unless earlier terminated. Additionally, the Term shall automatically extend for successive three-year terms unless one party notifies the other at least six months prior to any such extension that it does not wish to extend the Amended Agreement.

During the Term of the Amended Agreement, the Company may not, directly or indirectly, make available to customers any credit program or facility that is similar in purpose to the program established under the Amended Agreement except that it may accept multi-purpose credit, charge, debit or secured cards, as long as the cards do not bear the names of, and are not sponsored by, the Company.

At the expiration of the Term, the Company shall have the right to purchase the customer accounts from the Bank for a price equal to the receivables. Also, the Bank shall then have the right to sell the customer accounts to the Company at that price if the Company commences a private label credit card program either on its own or through another issuer of credit cards. When the Amended Agreement is about to expire without being renewed, the Company is likely to submit requests for proposals to other banks that issue private label credit cards to retailers’ customers and to use the banks’ proposals to evaluate a continuation of the private label credit card program. There is no assurance, however, that other banks would make proposals to continue the program on terms satisfactory to the Company or that the Company could finance a program on its own without involving a bank. The penultimate sentence constitutes forward-looking information under the Reform Act and is subject to possible changes in the sector of the banking industry that issues co-branded credit cards to customers of retail chains and in governmental regulations affecting that sector.

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

Management’s preliminary estimate is that the adoption of SFAS No. 123R will reduce earnings per diluted share in fiscal 2006 by one or two cents.

Stores

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 507 stores at October 29, 2005.

Store counts averaged 557 stores, 546 stores and 531 stores, respectively, for fiscal 2002, 2003 and 2004. In the first nine months of fiscal 2005, the average number of stores was 510 and the average number of stores is expected to decline further in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 as a result of the Company’s normal lease maintenance program. This paragraph includes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

The Company does not intend to open any new stores in the fourth quarter of fiscal 2005. The annual capital expenditure budget for fiscal 2006 will provide funding for approximately 20 new stores. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Retail selling space was approximately 2.2 million square feet at October 29, 2005 and 2.3 million square feet at October 30, 2004.

Depreciation and amortization of property and equipment relate principally to assets in stores and declined to $3.3 million in the third quarter of fiscal 2005 from $3.5 million in the third quarter of the previous year. Further declines in depreciation and amortization accruals are expected in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006.

Shop @ Home Operations

The Company has an Internet site (www.avenue.com) that sells a selection of the merchandise that is also for sale in the Company’s stores. The Company ships its avenue.com orders from its national distribution center in Troy, Ohio.

Supplemental Retirement Savings Plan

With respect to the deferred compensation obligations of the Company’s Supplemental Retirement Savings Plan (the “SRSP”), in fiscal 2004 and the first half of fiscal 2005, the liability was marked to market and this liability adjustment flowed through the statement of operations as either an increase or a decrease in compensation expense. With respect to the SRSP assets, marketable securities were also marked to market except shares of Company stock, which were recorded permanently at cost. This asset adjustment also flowed through the statement of operations. The liability adjustment and the asset adjustment were not necessarily equal in amount because of the disparate treatment of Company stock. Consequently, movements in the market price of the Company’s stock affected accruals for compensation expense. For example, compensation expense was increased by $0.5 million in the first half of fiscal 2005.

The Company amended the SRSP in the third quarter of fiscal 2005 and, as a result, the market value of Company stock held in the SRSP on the date of the amendment was reclassified to stockholders’ equity from deferred compensation plan liabilities on the balance sheet. Consequently, movements in the market price of the Company’s stock no longer affect accruals for compensation expense.

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

The Company historically experienced fluctuations in customer response to its merchandise assortments. Future success depends on the Company’s ability to consistently anticipate and react to the changing demands of its customer base. As a private label merchandiser, the Company assumes certain risks, including long product lead times and high minimum purchase commitments, that amplify the financial consequences of any miscalculation that it might make in anticipating fashion trends, interpreting them for customers and quantifying inventories. There is no assurance that the Company will be able to identify and offer merchandise that appeals to its customer base or that the introduction of new merchandise will be profitable.

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

Stockholder Rights Plan

Any action by the Company’s stockholders with respect to any proposed merger or business combination with another corporation shall be taken by a majority of the votes cast at a meeting at which a quorum is present except as may otherwise be prescribed by the General Corporation Law of Delaware (the “GCL”) at the time. However, the Company’s stockholder rights plan (filed with the Commission as the exhibit to the Company’s Registration Statement on Form 8-A, dated September 15, 1999) and certain provisions of the By-Laws (filed with the Commission as Exhibit No. 3 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2004) impose restrictions on mergers and business combinations in addition to the requirements of the GCL. These rights and By-Law provisions may make it more difficult for a third party to acquire the Company even if doing so would allow the stockholders to receive a premium over the prevailing market price of the Common Stock. These rights and By-Law provisions are intended to encourage potential acquirers to negotiate and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these rights and provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect the price of the Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold or issue financial instruments for trading purposes.

Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material. See, however, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (i) the eighth paragraph under the caption “Other Liquidity Sources” regarding the variable interest rate payable on revolving loans to the Companies and (ii) the seventh paragraph under the caption “Private Label Credit Cards Issued By The Bank” for a discussion of the cost of funds associated with the credit cards that are co-branded with the Company’s AVENUE service mark and the name of the issuer of the cards, World Financial Network National Bank. The Company has no material exposure to foreign currency exchange rate risk.

ITEM 4. CONTROLS AND PROCEDURES.

Internal Control Over Financial Reporting

There were no significant changes made in the third quarter of fiscal 2005 in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

The Company will complete the first assessment of its internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 in connection with the filing of its Annual Report on Form 10-K for fiscal 2005. There can be no assurance that material weaknesses in internal control over financial reporting will not be identified when this assessment is performed.

Disclosure Controls

The Company performed its quarterly evaluation, in which the CEO and CFO participated, of the effectiveness of its disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e), “Disclosure Controls”) with respect to information required to be disclosed by the Company (“Disclosures”) in filings with the Commission. The CEO and CFO each concluded that the Disclosure Controls were effective as of October 29, 2005 in providing reasonable assurance that Disclosures were (i) recorded, accumulated, processed, summarized and communicated to him on a timely basis and (ii) reported within the time periods specified in the Commission’s rules and forms.

PART II – OTHER INFORMATION

ITEM 1. LITIGATION.

The subsection in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “ captioned “Pending Litigation” is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(1)	The following exhibit is filed herewith:

Number	Description
31	Certifications pursuant to Section 302

(2)	Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3)	The following documents are also incorporated herein by reference.

The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 29, 2005 is incorporated herein by reference:

Number in Filing	Description
10	Form of Severance Pay Agreements between United Retail Incorporated and its officers hired after August 21, 2005

The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.2*	Amendment to Supplemental Retirement Savings Plan
10.3*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)
10.4*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)
10.5*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)
10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively
10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan
10.2*	Severance Pay Agreement form
10.3*	Amendment to 2003 Stock Option Plan
10.4*	Amendment to 2001 Stock Option Plan
10.5*	Amendment to 1999 Stock Option Plan
10.6*	Amendment to 1996 Stock Option Plan
10.7*	Amendment to 1990 Stock Option Plan
10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta
10.10*	Amendment to Benaroya Employment Agreement
10.11*	Amendment to Remeta Employment Agreement
10.12*	Amendment to Carroll Employment Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 23, 2005 is incorporated herein by reference:

Number in Filing	Description
10	Stipulation and Settlement Agreement, dated March 18, 2005, in Stanford et ano vs. United Retail Incorporated

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 3, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	2005 Incentive Compensation Plan Agreement Form
10.2*	2005 Tandem Bonus Plan Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-laws of the Corporation
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender (“CIT”)

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
10.1

Amendment, dated April 5, 2002, to Private Label Credit Card Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank (“Private Label Credit Card Program Agreement”)

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

The following exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-44868) is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated August 21, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

Number in Filing	Description
10.2	Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT (“Financing Agreement”)
10.3	Amendment, dated January 31, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated October 6, 1999, to Financing Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K, filed September 23, 1999, is incorporated herein by reference:

Number in Filing	Description
3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

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

The following exhibits to the Corporation's Registration Statement on Form S-1 (Registration No. 33-44499), as amended, are incorporated herein by reference:

Number in Filing	Description
3.1	Amended and Restated Certificate of Incorporation of the Corporation
4.1	Specimen Certificate for Common Stock of the Corporation

____________________

*A compensatory plan for the benefit of the Corporation's management or a management contract.

(b)     During the third quarter of fiscal 2005, the Company filed Current Reports on Form 8-K as follows:

(i)	On August 17, 2005, to (i) furnish summary financial information for the second quarter of fiscal 2005 and (ii) provide information about the settlement of the Stanford wage and hour class action;
(ii)

on August 31, 2005, to provide information about (i) Severance Pay Agreements between United Retail Incorporated and newly hired or promoted officers, (ii) amendments to the Supplemental Retirement Savings Plan, (iii) amendments to the Restated Employment Agreements between the Corporation and Raphael Benaroya, George R. Remeta and Kenneth P. Carroll, respectively, (iv) new targets under the Incentive Compensation Plan, (v) stock option grants to newly hired and promoted officers and (vi) the Bonus Agreement between United Retail Incorporated and Rose Panicali; and

(iii)	on September 16, 2005, to report details of participation in the Company’s Incentive Compensation Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	UNITED RETAIL GROUP, INC.

Date: December 9, 2005

By: /s/ GEORGE R. REMETA George R. Remeta, Vice Chairman of the Board and Chief Administrative Officer – Authorized Signature

By: /s/ JON GROSSMAN Jon Grossman, Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

(1)	The following exhibit is filed herewith:

Number	Description
31	Certifications pursuant to Section 302

(2)	Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3)	The following documents are also incorporated herein by reference.

The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 29, 2005 is incorporated herein by reference:

Number in Filing	Description
10	Form of Severance Pay Agreements between United Retail Incorporated and its officers hired after August 21, 2005

The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.2*	Amendment to Supplemental Retirement Savings Plan
10.3*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)
10.4*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)
10.5*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)
10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively
10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan
10.2*	Severance Pay Agreement form
10.3*	Amendment to 2003 Stock Option Plan
10.4*	Amendment to 2001 Stock Option Plan
10.5*	Amendment to 1999 Stock Option Plan
10.6*	Amendment to 1996 Stock Option Plan
10.7*	Amendment to 1990 Stock Option Plan
10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta
10.10*	Amendment Benaroya Employment Agreement
10.11*	Amendment to Remeta Employment Agreement
10.12*	Amendment to Carroll Employment Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 23, 2005 is incorporated herein by reference:

Number in Filing	Description
10	Stipulation and Settlement Agreement, dated March 18, 2005, in Stanford et ano vs. United Retail Incorporated

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 3, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	2005 Incentive Compensation Plan Agreement Form
10.2*	2005 Tandem Bonus Plan Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-laws of the Corporation
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender (“CIT”)

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
10.1

Amendment, dated April 5, 2002, to Private Label Credit Card Program Agreement, dated January 27, 1998, between the Corporation, United Retail Incorporated and World Financial Network National Bank (“Private Label Credit Card Program Agreement”)

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

The following exhibit to the Corporation’s Registration Statement on Form S-8 (Registration No. 333-44868) is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated August 21, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 29, 2000 are incorporated herein by reference:

Number in Filing	Description
10.2	Amendment, dated December 28, 1999, to Financing Agreement among the Corporation, United Retail Incorporated and CIT (“Financing Agreement”)
10.3	Amendment, dated January 31, 2000, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 1999 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated October 6, 1999, to Financing Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K, filed September 23, 1999, is incorporated herein by reference:

Number in Filing	Description
3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock

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