Form 10-K
period 2006-01-28
UNITED RETAIL GROUP INC/DE
filed 2006-04-28
CIK 881905

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ___________________

Commission file number 019774

United Retail Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51 0303670

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

365 West Passaic Street, Rochelle Park, NJ	07662

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (201) 845-0880

Securities registered pursuant to Section 12(b) of the 1934 Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the 1934 Act:

Common Stock, $.001 par value per share, with Stock Purchase Right attached

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES         NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES         NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “1934 Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES         NO

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
YES         NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES         NO

The aggregate market value of all the voting and non-voting common equity of the registrant (the “Corporation” also referred to herein, together with its subsidiaries, as the “Company”) held by non-affiliates on April 1, 2006 was approximately $84 million computed by reference to the $7.71 price per share at which the common equity was last sold as of July 29, 2005.  Solely for the purpose of this calculation, the number of shares held by non-affiliates was deemed to have been 10,869,543, which is the number of shares presently held by stockholders other than Raphael Benaroya, the Corporation’s Chairman of the Board, President and Chief Executive Officer.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.

YES                       NO

APPLICABLE ONLY TO CORPORATE REGISTRANTS:

There were 13,390,745 shares of the registrant’s common stock, $.001 par value per share, outstanding on April 1, 2006.  One Stock Purchase Right is attached to each outstanding share.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in Part III of this Annual Report on Form 10-K (this “Report”) is incorporated therein by reference to the registrant’s proxy statement on Schedule 14A for its 2006 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) on or before May 28, 2006.

Part I

ITEM 1.               BUSINESS.

Overview

The Company is a leading nationwide specialty retailer of large size (14 or larger) women’s fashions featuring its proprietary AVENUE® brand.  Its product line features AVENUE® brand wearing apparel, AVENUE BODY® brand undergarments, CLOUDWALKERS® brand footwear, AVENUE® brand accessories and gifts, AVENUE® brand hosiery and AVENUE BODY® brand loungewear.  Sales in fiscal 2005, fiscal 2004 and fiscal 2003, respectively, were principally of apparel, with none of the other product categories representing 10% or more of sales.

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

Website

The Company’s corporate website is www.unitedretail.com.  The Company’s corporate website includes a link to the index of the Company’s filings on the EDGAR database of the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to previously filed reports.  (The EDGAR database can be accessed directly at www.sec.gov.)

Customer Base

The Company serves the mass market in the United States and targets fashion-conscious women between 25 and 55 years of age who wear size 14 or larger apparel.  Management believes that the number of women in this age range who wear large size apparel has increased in recent years.

Merchandising and Marketing

Design is an important feature of the Company’s products.  Many AVENUE® and AVENUE BODY® products are custom designed.  The Company emphasizes a contemporary brand image and consistency of merchandise quality and fit.  The Company often updates its merchandise selections to reflect customer demand and mainstream fashion trends.  (The apparel industry is subject to rapidly changing consumer fashion preferences and the Company’s performance depends on its ability to respond quickly to changes in fashion.)  The Company offers most of its merchandise at popular or moderate price points and reduces the price of slow moving merchandise until it sells.

The Company exclusively promotes merchandise with its own brands, which the Company believes help to distinguish it from competitors.  Through careful brand management, including consistent imaging of its brands, the Company seeks enhanced brand recognition.  This paragraph includes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), which is subject to the variables, uncertainties and other risk factors referred to in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Results” of this Report.

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

Merchandise selection is allocated to each store based on many factors, including store location, store profile and sales experience.  The Company regularly updates each store’s profile based on selling trends.  The Company’s point-of-sale systems gather sales, inventory and other statistical information from each store daily.  This information is then used to evaluate and adjust each store’s merchandise mix weekly.

The Company also operates a website at www.avenue.com that sells a selection of the merchandise that is also for sale in the stores.  Sales on the website are not included in the Company’s calculation of comparable store sales in different periods.

Until March 2003, the Company also mailed catalogs.  (The website and the catalog, while it was in existence, are referred to as the “shop@home” business.)  The Company has licensed its AVENUE trade name to a leading catalog publisher to conduct a market test of an AVENUE catalog through August 2006.  The Company is not responsible for the costs of the market test and will not include sales to catalog customers in its reported sales.  The future business relationship between the Company and the catalog publisher, if any, will be negotiated after the results of the market test have been analyzed.

Merchandise Distribution and Inventory Management

Short production schedules and rapid delivery of merchandise from manufacturers reduce business risks arising from changing fashion trends.

The Company uses a centralized distribution system, under which all merchandise is received, processed and distributed through the Company’s distribution complex in Troy, Ohio.  The Company maintains a worldwide logistics network of agents and space availability arrangements to support the in-bound movement of merchandise into the distribution complex.  There, it is repacked and shipped to the stores.  The out-bound system for store deliveries consists of common carrier line haul routes to a network of delivery agents.  (The Company does not own or operate trucks.)  The Company manages its inventory levels, merchandise allocation to stores and sales replenishing for each store through its computerized management information systems (“MIS”). MIS enables the Company to profile each store and allocate new merchandise by style, color and size each week to achieve a merchandise assortment that is suited to each store’s customer base.

The Company’s inventory management strategy is to maintain targeted inventory levels and turns without permitting inventory to accumulate at the national distribution center.  The Company also seeks to minimize the amount of unsold merchandise at the end of each six-month season by closely comparing sales and fashion trends with on-order merchandise and making necessary purchasing adjustments and price reductions, including clearance sales.  The preceding sentences constitute forward-looking information under the Reform Act and are subject to the variables, uncertainties and other risk factors referred to in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Results” of this Report.

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

Company associates located at its headquarters maintain and support the applications software, operations, networking and point-of-sale functions of the Company’s MIS.  The mainframe hardware and systems software for the Company’s MIS are maintained and operated by IBM under an outsourcing agreement that makes the Company’s platform scaleable.

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

In fiscal 2005, three purchasing agents each accounted for 10% or more of the Company’s merchandise purchases, for a combined total of approximately 42% of purchases.  There is no assurance that the replacement of any of these firms would not have a materially adverse effect on the Company’s operations.

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

Increased Competition

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

This section includes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Results” of this Report.

Trade Name and Trademarks

The Company is the owner in the United States of its trade name, AVENUE®, used on storefronts, its principal trademarks, AVENUE®, AVENUE BODY® and CLOUDWALKERS®, used on merchandise labels, and its service mark, AVENUE®, used on giftcards.  The Company also licenses the AVENUE® trademark to manufacturers of high-end towels and watches.  The Company is not aware of any use of its trade name or trademarks by its competitors that has a material effect on the Company’s operations or any material claims of infringement or other challenges to the Company’s right to use its trade name, trademarks and service marks in the United States.

Employees

As of March 31, 2006, the Company employed 5,398 associates, of whom 1,887 worked full-time and the balance of whom worked part-time.  Considerable seasonality is associated with employment levels.  Approximately 52 store associates are covered by collective bargaining agreements.  The Company believes that its relations with its associates are good.

ITEM 1A. RISK FACTORS.

Fashion Risk

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

Brand Development Costs

Future success depends upon the Company’s ability to effectively define, evolve and promote its brand.  In order to achieve and maintain significant brand name recognition, it may become necessary to increase investments in the development of the brand through various means, including customer research, advertising, direct mail marketing and Internet marketing.  There is no assurance that, if such funding becomes necessary, it will be available.

Increased Competition

All aspects of the women’s retail apparel and shoe businesses are highly competitive.  Many of the competitors are units of large national chains that have substantially greater resources than the Company and are better known to shoppers.  The Company’s competition includes other specialty retailers, mass merchants, department stores, discount stores, mail order companies, television shopping channels and Internet web sites.  Management believes that total sales of large size women’s apparel from these sources of supply increased in recent years.  Among specialty retailers for large size women like the Company, the competition includes large store chains that have announced long-term store growth plans to aggressively expand into additional strip shopping center locations.  There is no assurance that the Company will be able to maintain its market share in the face of increased competition.

Other External Influences

The following external factors could impact the Company’s operations: threats of terrorism; war risk; shifts in consumer spending patterns, overall economic conditions; variations in weather patterns; increases in interest rates; political instability and other risks associated with foreign sources of production and increases in fuel costs.

Key Personnel

Management believes that since the Company’s inception it has benefited substantially from the leadership of Raphael Benaroya, the Company’s Chairman of the Board, President and Chief Executive Officer.  The Company has an employment contract with Mr. Benaroya and believes that its relations with him are good.  Nevertheless, there is no assurance that Mr. Benaroya will remain in the Company’s employ or that a suitable replacement could be recruited in a timely manner if he left.

Future success depends on the Company’s ability to attract and retain talented associates engaged in creative activities, such as product design, product management, marketing, brand development and store design.  There is no assurance that the Company will be able to attract and retain key associates in these key areas.

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

                           Not applicable.

ITEM 2.             PROPERTIES.

As of January 28, 2006, the Company leased 500 stores in the following 37 states:

Alabama	7	North Carolina	9
Arizona	5	Nebraska	2
Arkansas	2	New Hampshire	1
California	72	New Jersey	38
Connecticut	7	New Mexico	2
Delaware	2	Nevada	3
Florida	29	New York	48
Georgia	17	Ohio	25
Illinois	37	Oklahoma	3
Indiana	11	Oregon	5
Kansas	2	Pennsylvania	20
Kentucky	3	Rhode Island	2
Louisiana	7	South Carolina	4
Maryland	12	Tennessee	6
Massachusetts	13	Texas	48
Michigan	25	Virginia	9
Minnesota	3	Washington	10
Mississippi	2	Wisconsin	4
Missouri	5

Store locations are available on the Internet at www.avenue.com.  403 stores are in strip shopping centers.

The landlord often provides a construction allowance toward the cost of improvements in the Company’s stores, including interior walls, floors, ceilings, fixtures and decorations.  The Company usually pays certain store operating costs, including utilities, insurance and taxes and, where applicable, its share of common area maintenance expenses.

The Company leases its executive offices, which consist of approximately 65,000 square feet in an office building at 365 West Passaic Street, Rochelle Park, New Jersey 07662.  The office lease has a term ending in August 2016.

The Company owns a 128-acre site adjacent to Interstate 75 in Troy, Ohio, on which its national distribution center is located.  The national distribution center is equipped to service approximately 900 retail stores and the Internet store. The site is adequate for a total of four similar facilities.

ITEM 3.              LEGAL PROCEEDINGS.

The Company is defending legal actions and claims arising in the ordinary course of business.  Management believes that such litigation and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows.

Certain pending legal proceedings to which the Company was a party were terminated during the fourth quarter of 2005 in the ordinary course of business.  The termination of pending legal proceedings during that fiscal quarter did not have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a stockholder vote during the fourth quarter of fiscal 2005.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)          The Common Stock of United Retail Group, Inc. is quoted on the Nasdaq Stock Market under the symbol “URGI.”

The following table sets forth the reported high and low sales prices of the Common Stock as reported by Nasdaq for each fiscal quarter indicated.

	2004		2005

	High	Low	High	Low

First Quarter	$3.25	$2.48	$6.69	$4.78
Second Quarter	$2.99	$1.77	$8.50	$4.86
Third Quarter	$3.71	$1.90	$9.69	$7.20
Fourth Quarter	$5.71	$3.30	$15.71	$8.98

The last reported sale price of the Common Stock on the Nasdaq Stock Market on April 27, 2006 was $19.98.

(b)          At March 31, 2006, there were 368 record owners of Common Stock.

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

(d)           Equity Compensation Plan Information As Of January 28, 2006

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (% of total)		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))

	(a)		(b)	(c)
Equity compensation plans approved by stockholders	1,479,800	(98.5%)	$6.79	185,700
Equity compensation plans not approved by stockholders	22,500	(1.5%)	$11.74	-0-

Total	1,502,300

Included in the table above are outstanding stock options issued to an incumbent non-management Director and an incumbent Vice President of the Company, respectively, that were approved by the Company’s Board of Directors but were not issued under a plan approved by the stockholders.  In 1998, the Director received an option to purchase 17,000 shares at a price of $12.08 per share and an option to purchase 3,000 shares at a price of $11.50 per share.  (The Director had not received any stock options during his service on the Company’s Board of Directors from 1992 through 1997.)  In 2000, the Vice President received an option to purchase 2,500 shares at a price of $9.75 per share.  All of the foregoing options are vested.

All shares of stock of the Corporation sold by the Corporation between fiscal 2003 and fiscal 2005 were registered under the Securities Act of 1933 on Form S-8 Registration Statements.

(e)          There were no stock repurchases by the Company in fiscal 2005.

ITEM 6.              SELECTED FINANCIAL DATA.

Selected Financial Data*

	Fiscal Year Ended Feb. 2, 2002	Fiscal Year Ended Feb. 1, 2003	Fiscal Year Ended Jan. 31, 2004	Fiscal Year Ended Jan. 29, 2005	Fiscal Year Ended Jan. 28, 2006

	(Shares and dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$427,040	$431,964	$396,265	$399,250	$438,738
Cost of goods sold, including buying and occupancy costs	327,194	344,197	314,131	315,394	327,312
Gross profit	99,846	87,767	82,134	83,856	111,426
General, administrative and store operating expenses	99,206	104,927	100,923	96,838	99,810
Goodwill impairment	—	5,611	—	—	—
Operating income (loss)	640	(22,771)	(18,789)	(12,982)	11,616
Interest income**	1,081	339	103	1,344	483
Interest expense	(720)	(1,166)	(1,020)	(870)	(652)
Income (loss) before taxes	1,001	(23,598)	(19,706)	(12,508)	11,447
Provision for (benefit from) income taxes***	571	(521)	(636)	(2,028)	(16,804)
Net income (loss)	430	(23,077)	(19,070)	(10,480)	28,251
Net income (loss) per common share:
Basic	$0.03	$(1.77)	$(1.47)	$(0.82)	$2.18
Diluted	$0.03	$(1.77)	$(1.47)	$(0.82)	$2.11
Weighted average number of common shares outstanding:
Basic	13,241	13,047	12,937	12,749	12,958
Diluted	13,442	13,047	12,937	12,749	13,360
Balance Sheet Data (at period end):
Working capital	$44,526	$28,688	$18,324	$16,336	$46,551
Total assets****	229,192	210,667	182,314	166,054	197,496
Long-term capital lease obligations	7,213	5,764	3,646	1,735	—
Long-term distribution center financing	5,181	3,961	3,326	2,633	1,877
Total stockholders’ equity	121,804	98,995	80,020	70,049	103,163

*The Selected Financial Data should be read in conjunction with Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” of this Report.  Balance sheet data at January 28, 2006 and January 29, 2005 and statements of operations data for each of the three fiscal years in the period ended January 28, 2006 were derived from the audited consolidated financial statements appearing elsewhere in this Report.
**Includes interest income of $1.3 million related to an Internal Revenue Service settlement for the year ended January 29, 2005.
***Includes for fiscal 2004, federal tax benefit of $0.4 million related to an Internal Revenue Service settlement and for fiscal 2004 and 2003, increases to valuation allowances of $4.3 million and $12.6 million, respectively, related to net operating loss carryforwards, other net deferred tax assets and other tax attributes and $1.8 million and $0.9 million, respectively, in reversals of previous accruals for potential tax liabilities arising from various settlements.  The benefit from income taxes increased to $16.8 million in fiscal 2005 from $2.0 million in fiscal 2004, principally from the reversal of the $22.6 million valuation allowance for the Company’s net operating loss (“NOL”) carryforwards, other net deferred tax assets and other tax attributes.
****Total assets for fiscal 2001, 2002, 2003 and 2004 have been revised to include import in-transit inventory on a basis consistent with that used in fiscal 2005 (See, Inventory in Note 2 to the consolidated financial statements.) The amounts of import inventory in-transit included in the reported inventory amounts at February 2, 2002, February 1, 2003, January 31, 2004, January 29, 2005 and January 28, 2006 are $11.0 million, $10.6 million, $11.5 million, $10.8 million and $12.5 million, respectively.

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

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Introduction

The Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this Report and an overview to put this information in context.  This section is also an introduction to the discussion and analysis that follows.    Accordingly, it necessarily omits details that appear elsewhere in this Report.  It should not be relied upon separately from the balance of this Report.

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

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name.  At January 28, 2006, it leased 500 stores in 37 states.  See, “Stores.”  The Company also has operated a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.

Until March 2003, the Company also mailed catalogs that featured a merchandise selection that included both items in the stores and similar products.  (The website and the catalog, while it was in existence, are referred to as the “shop@home” business.)  The Company has licensed its AVENUE trade name to a leading catalog publisher to conduct a market test of an AVENUE catalog from March 2006 through August 2006.  The Company is not responsible for the costs of the market test and will not include sales to catalog customers in its reported sales.  The future business relationship between the Company and the catalog publisher, if any, will be negotiated after the results of the market test have been analyzed.

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

Deflationary Price Trend in Apparel Industry

The Consumer Price Index published by the U.S. Dept. of Labor, Bureau of Labor Statistics, city average for women’s and girls’ apparel (the “CPI”) declined 1.5% in fiscal 2003, 0.5% in fiscal 2004 and 2.0% in fiscal 2005, comparing January 31st each year with that date in the previous year.  During the 10 years ended January 31, 2006, the CPI declined 14.3%.  Price deflation in the industry has limited the extent to which the Company’s is able to increase prices.  There is no assurance that this general deflationary trend will not continue.

Company Sales Fluctuations

The Company conducts a weekly interdisciplinary review of sales and merchandise margins and prepares budgets for two six-month seasons each year, the Spring season and the Fall season.  Management uses comparable store sales (for stores open at least 12 months at the time) to measure business trends.

Seasonal store sales data (with sales improvements versus the previous comparable period in bold type) follow:

	2003		2004		2005

	Spring	Fall	Spring	Fall	Spring	Fall

Total store sales ($ millions)*	$203.5	$187.7	$196.0	$196.9	$215.6	$209.0
Sales per average store ($000’s)	$371	$344	$368	$372	$422	$412
Average number of stores	548	545	532	529	511	507
Comparable store sales**	-9.3%	-4.2%	-2.2%	+6.8%	+12.8%	+10.2%

*Excludes sales on the Internet and through a catalog that was distributed until March 2003.
**A store that is relocated within the same shopping center or mall is considered comparable.  However, if the store is relocated elsewhere, it is considered a new store and not comparable.  A store that is expanded or contracted is still comparable, i.e., the sales from the remodeled store are considered comparable.  Stores that are closed are not considered comparable.  The comparable store sales calculation is not adjusted for changes in the store sales return reserve and excludes sales on the Internet and through a catalog that was distributed until March 2003.

Store Count

Store counts averaged 546 stores, 531 stores and 509 stores, respectively, for fiscal 2003, 2004 and 2005.  In fiscal 2005, the Company opened one store, closed 15 stores and ended the year with 500 stores.

The Company estimates that it will close approximately 15-20 stores in fiscal 2006 as part of its normal lease maintenance program and has an objective to open approximately 20 new stores, generally in strip shopping centers, this year.  Thus, the average number of stores in fiscal 2006 is not expected to differ materially from the 497 stores open on March 31, 2006.  This paragraph constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Liquidity

United Retail Group, Inc. and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997, as amended (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”).  The Financing Agreement provides credit to the Companies on a revolving basis.

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

Growth Strategy

The Company’s internal growth strategy is to continue to increase sales per square foot in its existing store base.  Also, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation.  The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

DISCUSSION AND ANALYSIS

(This section and the three that follow provide details about the material line items in the Company’s statements of operations and recent sales and comparable store sales data.)

Fiscal 2005 Versus Fiscal 2004

Net sales for fiscal 2005 increased 9.9% from fiscal 2004, to $438.7 million from $399.3 million.

The sources of net sales growth were as follows:

Amount	Attributable to

$43.8 million	11.5% increase in comparable store sales
$1.3 million	new store
(12.3) million	closed stores
6.7 million	other

$39.5 million	Total

In fiscal 2005, transactions per average store increased 18%, units sold per average store increased 15% and average price per unit sold decreased 2%.

There was better customer acceptance of denim, woven tops, knit bottoms, accessories, knit tops and sweaters, which increased sales by $37.9 million in comparison to fiscal 2004.

Average number of stores decreased from 531 to 509.  See, “Stores.”

Gross profit increased to $111.4 million in fiscal 2005 from $83.9 million in fiscal 2004, increasing as a percentage of net sales to 25.4% from 21.0%.  Gross profit as a percentage of net sales increased principally because rent and occupancy costs declined as a percentage of net sales (240 basis points as a percentage of net sales), which occurred because net sales increased and rent and occupancy costs declined.  Merchandise margins also increased (220 basis points), as a result of lower costs.  Future gross profit levels will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses increased to $99.8 million in fiscal 2005 from $96.8 million in fiscal 2004 but decreased as a percentage of net sales to 22.7% from 24.3%, principally from a reduction in store payroll (120 basis points).  There is no assurance that the general, administrative and store operating expenses percentage will continue to decrease.  In addition to general cost inflation, the Company expects consulting and professional fees and Finance Department payroll to increase because of additional resources required to support new regulatory compliance.

The Company had operating income of $11.6 million in fiscal 2005 and incurred an operating loss of $13.0 million in fiscal 2004.

Interest income was $0.5 million in fiscal 2005 and $1.3 million in fiscal 2004, principally as the result of interest on a federal income tax refund in fiscal 2004.

Interest expense was $0.7 million in fiscal 2005 and $0.9 million in fiscal 2004.

The benefit from income taxes increased to $16.8 million in fiscal 2005 from $2.0 million in fiscal 2004, principally from the reversal of the $22.6 million valuation allowance for the Company’s net operating loss (“NOL”) carryforwards, other net deferred tax assets and other tax attributes.  (At January 28, 2006, the Company had federal NOL’s of approximately $17 million and state NOL’s of approximately $65 million.)  The Company’s effective tax rate was negative 146.8% for fiscal 2005 and positive 16.2% for fiscal 2004.

The Company had net income of $28.3 million in fiscal 2005 and incurred a net loss of  $10.5 million in fiscal 2004.

Fiscal 2004 Versus Fiscal 2003

Net sales for fiscal 2004 increased 0.8% from fiscal 2003, to $399.3 million from $396.3 million.

The sources of net sales growth were as follows:

Amount	Attributable to

$8.5 million	2.2% increase in comparable store sales
$2.8 million	new stores
(10.3) million	closed stores
2.0 million	other

$3.0 million	Total

Comparing fiscal 2004 to fiscal 2003, transactions per average store increased 9%, units sold per average store increased 8% and average price per unit sold decreased 5%.

There was better customer acceptance of sweaters, which increased sales by $3.7 million in comparison to fiscal 2003.

Average number of stores decreased from 546 to 531.

Internet and catalog sales increased to $6.4 million in fiscal 2004 from $4.9 million in fiscal 2003, despite the suspension of catalog mailings early in fiscal 2003.  (Catalog and internet sales were excluded from the calculation of comparable store sales.)

Gross profit increased to $83.9 million in fiscal 2004 from $82.1 million in fiscal 2003, increasing as a percentage of net sales to 21.0% from 20.7%.  Gross profit as a percentage of net sales increased principally because rent and occupancy costs declined as a percentage of net sales (110 basis points as a percentage of net sales), which occurred because net sales increased and rent and occupancy costs declined.  The decline in rent and occupancy costs was partially offset by smaller merchandise margins (50 basis points) and higher marketing costs (30 basis points).  Smaller merchandise margins were the result of lower prices caused principally by less customer acceptance of the Company’s product offering.

General, administrative and store operating expenses decreased to $96.8 million in fiscal 2004 from $100.9 million in fiscal 2003, decreasing as a percentage of net sales to 24.3% from 25.5% principally from reductions in store payroll (60 basis points) and casualty and property insurance expense (60 basis points).

The Company incurred operating losses of $13.0 million in fiscal 2004 and $18.8 million in the previous year.

Interest income was $1.3 million in fiscal 2004 and $0.1 million in fiscal 2003 as the result of interest on a federal income tax refund in fiscal 2004.

Interest expense was $0.9 million in fiscal 2004 and $1.0 million in fiscal 2003.

The benefit from income taxes increased to $2.0 million in fiscal 2004 from $0.6 million in fiscal 2003, principally from the reversal of accruals for potential tax liabilities due to settlements in fiscal 2004.  As to the benefit from income taxes, the Company’s effective tax rate was 16.2% for fiscal 2004 and 3.2% for fiscal 2003.  The primary contributing factors were the valuation allowance provided for the Company’s NOL carryforwards, other net deferred tax assets and other tax attributes, partially offset by the reversal of previous accruals for potential tax liabilities arising from settlements in each year and, in fiscal 2004, a settlement refund.

In fiscal 2004, the Company’s tax valuation allowance was increased by $4.3 million.

The Company incurred net losses of $10.5 million in fiscal 2004 and $19.1 million in fiscal 2003.

February 2006 - March 2006 Sales

Combined net sales for the months of February and March 2006 increased from February and March 2005 to $70.0 million from $69.9 million.  Comparable store sales for the two months combined increased 0.7%.  (Notably, Easter occurred during March in 2005 but not in 2006, creating a calendar shift that made March sales results stronger in 2005.)  Average number of stores decreased from 513 to 499.

Comparable Store Sales

Management uses comparable store sales* changes to measure productivity.  Changes in comparable store sales in previous seasons and in the current season to date were:

2003		2004		2005		2006

Spring	Fall	Spring	Fall	Spring	Fall	February	March

-9.3%	-4.2%	-2.2%	+6.8%	+12.8%	+10.2%	-1.3%	+2.1%

*A store that is relocated within the same shopping center or mall is considered comparable.  However, if the store is relocated elsewhere, it is considered a new store and not comparable.  A store that is expanded or contracted is still comparable, i.e., the sales from the remodeled store are considered comparable.  Stores that are closed are not considered comparable.  The comparable store sales calculation is not adjusted for changes in the store sales return reserve and excludes sales on the Internet and through a catalog that was distributed until March 2003.

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

Cash Flow

Net cash provided from operating activities increased to $20.6 million in fiscal 2005 from $3.2 million in fiscal 2004, principally because the Company had net income of $28.3 million in fiscal 2005 and incurred a net loss of $10.5 million in fiscal 2004.

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents were $32.3 million at January 28, 2006 compared with $12.6 million at January 29, 2005.

Inventories were stated at $62.8 million at January 28, 2006 compared with $60.3 million at January 29, 2005, an increase of 4.1%.  (Inventories at January 29, 2005 have been revised to include import in-transit inventories on a basis consistent with that used in fiscal 2005 (See, Inventory in Note 2 to the consolidated financial statements.)

Inventory, excluding Shop @ Home inventory and import in-transit inventory, on a cost per square foot basis increased 2.5% from January 29, 2005 to January 28, 2006.  The increase in in-store inventory consisted principally of Spring merchandise.  In-store inventory was increased in anticipation of higher demand.  See, “February-March Sales.”  Inventory levels are seasonal.  (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment decreased to $66.8 million at January 28, 2006 from $79.0 million at January 29, 2005, principally from depreciation.  The Company does not expect property and equipment to change materially in fiscal 2006 because capital expenditures (see, “Capital Expenditures”) will be approximately offset by depreciation.  The preceding sentence constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Other Liquidity Sources

Purchases of merchandise directly imported by the Company are made in U.S. dollars and generally financed by trade letters of credit.  The Company was the importer of record for 54% of its total purchases in fiscal 2005.  These imports were generally financed with trade letters of credit.

The Financing Agreement has a term expiring on August 15, 2008.  The line of credit is $50 million for the Companies, subject to availability of credit as described in the following paragraphs.  The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans.  At January 28, 2006, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $24.5 million and standby letters of credit were outstanding in the amount of $6.1 million.  Standby letters of credit were used principally in connection with insurance policies issued to the Company.

Subject to the following paragraph, the availability of credit (within the aggregate $50 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the aggregate outstanding amount of its letters of credit and its revolving loans, if any.  The borrowing base, as to any of the Companies is (i) the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 65% to 75% depending on the time of year, (y) the balance from time to time in an account in its name that has been pledged to the lenders (a “Pledged Account”) and (z) 85% of certain receivables from credit card companies less (ii) reserves for rent for 138 stores located in certain states and liens other than permitted liens and, at CIT’s option, a reserve for sales taxes collected but not yet paid.

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million.  Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any significant financial covenants.

The combined borrowing capacity of the Companies is cyclical due to the seasonality of the retail industry.  At January 28, 2006, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $8.9 million; the Pledged Account had a zero balance; no loan was outstanding; and the Companies’ balance sheet cash and cash equivalents of $32.3 million were unrestricted.  The Company has agreed with CIT to have its subsidiary, Avenue Giftcards, Inc. (which issues AVENUE® giftcards), maintain a minimum level of high-grade liquid investments, which amounted to $0.8 million.  These investments were classified as restricted cash on the balance sheet at January 28, 2006 and will fluctuate each quarter in relation to the volume of net issuances of AVENUE® giftcards and merchandise credits during the previous six months.  (The volume of net issuances is seasonal.)

The line of credit is collateralized by (i) inventory and its proceeds,  (ii) receivables from credit card companies and (iii) the balance, if any, from time to time in the Pledged Account.

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

Short-term trade credit represents a significant source of financing for purchases of merchandise directly imported by the Company.  Trade credit arises from the willingness of the Company’s vendors of these products to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor.  The availability of trade credit depends on the Company’s having other sources of liquidity, as well.  In particular, credit authorizations by trade creditors focus on the amount of the Company’s cash and cash equivalents and its borrowing capacity under the Financing Agreement.

Capital Expenditures

This section and the one that follows provide details about certain uses of cash by the Company.

Capital expenditures were $1.8 million in fiscal 2005 and $2.0 million in fiscal 2004.

Capital expenditures are budgeted to be $12 million for fiscal 2006, including costs of refurbishing approximately 20 stores and building approximately 20 new stores.  This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Principal Contractual Obligations and Certain Other Commercial Commitments

The principal contractual obligations of the Company and certain other commercial commitments at January 28, 2006 (see, also “Critical Accounting Policies – Incurred But Not Reported Claims For Personal Injuries and Medical Benefits”) are summarized in the following charts:

Principal Contractual Obligations	Total Payments Due (000’s omitted)	Payments Due by Period (000’s omitted)

		Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Distribution Center Mortgage*	$2,633	$756	$1,720	$157	$0
Fixtures Capital Leases*	1,695	1,695	0	0	0

Total	$4,328	$2,451	$1,720	$157	$0

Certain Other Commercial Commitments	Total Amounts Committed (000’s omitted)	Amount of Commitment per Period (000’s omitted)

		Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Operating Leases**	$254,997	$43,695	$74,916	$61,379	$75,007
Trade Letters of Credit***	24,463	24,463	0	0	0
Standby Letters of Credit	6,145	6,145	0	0	0
Customs Duties Bond	2,000	2,000	0	0	0

Total	$287,605	$76,303	$74,916	$61,379	$75,007

* The proceeds of the distribution center mortgage were principally used to partially finance the construction cost of the Company’s national distribution center, which was completed in fiscal 1993.  The proceeds of the fixture capital leases were principally used to partially finance new store construction in fiscal 2001.

**Landlord charges other than rent are not included.  Additional landlord charges for taxes, maintenance and similar expenses were equivalent to approximately 30% to 35% of the rent paid historically.

***Trade letters of credit support Company obligations under certain purchase orders for merchandise directly imported for which payment is not yet due. (Other purchase orders for products not supported by trade letters of credit represent material commercial obligations, subject to inspection of the products and possible rejection.)

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

Meeting Cash Requirements

The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for refurbishing and building stores and replacing fixtures where appropriate.  During fiscal 2005, the Company funded its cash requirements from net cash provided from operating activities.  The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities.

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

Financial statements in accordance with generally accepted accounting principles are affected by the policies followed by management in preparing them.  Some accounting policies require difficult, subjective or complex judgments by management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Among the most important accounting policies of the Company that involve such managerial judgments are (i) the use of the retail method of accounting for inventory, (ii) the use of estimates of incurred but not reported claims for uninsured damages for personal injuries and workers’ compensation benefits and for benefits under the Company’s self-insured medical, dental and prescription plans for its associates, as well as future development costs of reported claims (collectively, “IBNR Claims”) and (iii) the need for a valuation allowance for the Company’s NOL’s, other net deferred tax assets and other tax attributes.

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

Inherent in the retail inventory method are estimates by management on current and future selling value of the inventory.  These estimates, which are described in the following paragraphs, can significantly impact the ending inventory valuation at cost, as well as resulting margins.  In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time.  Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of increased competition; variations in weather patterns; fluctuations in consumer acceptance of products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels.  The necessity for managerial estimates based on these variables, coupled with the fact that the retail inventory method is an averaging process, can produce inventory valuations at any point in time that are inexact.

Permanent markdowns, when taken, reduce both the price and cost components of inventory on hand, which maintains the established cost-to-price relationship.  Deferred markdowns can result in an overstatement of inventories under the lower of cost or market principle.  Accordingly, at the end of each fiscal year, management conducts a thorough review of inventory on hand and, based on management’s business judgment, estimates what quantities of current merchandise are in excess of the amounts saleable at historical margin rates.  A markdown reserve is established to reduce to estimated net realizable value the carrying value of excess current merchandise and obsolete categories of merchandise.

The markdown reserves at the end of fiscal 2005, 2004 and 2003, respectively, ranged from a low of $0.8 million to a high of $1.5 million with the markdown reserve at January 28, 2006 at the high end of the range.  Giving effect to these reserves and including import in-transit inventories, inventories were stated at $62.8 million at January 28, 2006, $60.3 million at January 29, 2005 and $60.6 million at January 31, 2004.  (Inventories at January 29, 2005 and January 31, 2004 have been revised to include import in-transit inventories on a basis consistent with that used in fiscal 2005; see Inventory in Note 2 to the consolidated financial statements.)

Recording a reserve reduces the inventory on the Company’s balance sheet and is charged to the Company’s cost of sales.  If reserves were overestimated at the end of a period, income for that period would be understated and margins for the beginning of the next period would be higher.  (The opposite would be true if reserves were underestimated.)

Markdown reserves are likely to continue to fluctuate, principally because the market environment is dynamic for the reasons set forth above.  However, a consistent methodology for markdown reserves is one of the Company’s important accounting objectives.

Incurred But Not Reported Claims For Personal Injuries and Medical Benefits

The Company records a liability for IBNR Claims, which is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker.  The Company has insurance policies with coverage for auto, general liability and workers’ compensation claims but it remains liable for a self-insured retention of $0.1 million for each auto claim and $0.3 million for each general liability and workers’ compensation claim.  The Company is self-insured for its medical, dental and prescription plans for associates.  The Company has stop loss insurance coverage for employee medical claims over $0.2 million each.  Also, there is an aggregate limit for these plans which, at January 28, 2006, was $6.7 million based on the number of associates participating at that time.  The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ.

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

The Company believes that industry factors are less reliable because they are broad based.  The use of industry factors would not have changed materially the Company’s casualty IBNR liability reflected on the balance sheets included in the financial statements contained in this Report.  As of January 28, 2006, for example, the use of industry factors would have increased the liability by only approximately $0.3 million.

The Company estimates its health claims IBNR by (i) dividing the “run-off” amounts (claims paid after a policy expired without being renewed) by claims paid during the last policy year (December 31) and (ii) applying the resulting percentage to the trailing 12 months of paid claims at the time of the calculation.  An alternative methodology would be to use industry factors.

The Company believes that industry factors are less reliable because they are broad based.  The use of industry factors might not have changed materially the Company’s health claims IBNR liability reflected on the balance sheets included in the financial statements contained in this Report.  As of January 28, 2006, for example, the use of industry factors might have increased the liability by only approximately $0.1 million.

As the use of different estimates would change the IBNR liability recorded materially, a consistent approach to estimating liability for IBNR Claims is one of the Company’s important accounting objectives.

Management believes that (i) the liabilities for IBNR Claims reflected in all the balance sheets included in the financial statements contained in this Report were fairly stated in all material respects, subject to the uncertainties of litigation and the risk of different than anticipated inflation in medical costs and (ii) the changes in the liabilities for IBNR Claims that might have resulted from the use of industry factors in preparing estimates are not material.

Tax Valuation Allowance

In fiscal 2002, 2003 and 2004, the Company recorded valuation allowances for its NOL carryforwards, other net deferred tax assets and other tax attributes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”.

In the fourth quarter of fiscal 2005, management concluded that the future utilization of the Company’s NOL carryforwards and other net deferred tax assets was more likely than not and the Company reversed the tax valuation allowance, which was $22.6 million at the time.  The preceding sentence contains forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”  The benefit from income taxes on the fiscal 2005 consolidated statements of operations reflects the reversal.

Private Label Credit Cards Issued By The Bank

In fiscal 2005, the Company and World Financial Network National Bank (the “Bank”) were parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (the “1998 Credit Card Program Agreement”).

Under the 1998 Credit Card Program Agreement, the Bank issued credit cards to eligible Company customers who apply to the Bank.  Net credit sales volume with the Bank increased to $134.2 million in fiscal 2005 from $123.3 million in fiscal 2004.  Customers met standards for creditworthiness set by the Bank with the approval of the Company.  The credit cards issued by the Bank were co-branded with both the Company’s AVENUE service mark and the Bank’s name.  The credit cards were used only for merchandise and services offered by the Company.  Credit card holders remitted payments to the Bank, generally by mailing personal checks.  The Bank also handled all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

In accordance with generally accepted accounting principles, the Company did not include the receivable asset created under the 1998 Credit Card Program Agreement in the Company’s accounts receivable on its balance sheets because the Company had no interest in the customer accounts or receivables.  In this connection, it should be noted that the 1998 Credit Card Program Agreement stated that (i) the Bank is the sole and exclusive owner of all customer accounts, (ii) the Company has no interest in the customer accounts and (iii) the Bank is the creditor in respect of receivables (defined in the 1998 Credit Card Program Agreement as amounts owed with respect to retail purchases, finance charges, deferred finance charges, other fees and charges for sales tax).  Also, depending on the circumstances, the Company might not purchase the accounts from the Bank upon the expiration of the contractual term.

Receivables as defined in the 1998 Credit Card Program Agreement at the close of the last billing cycle in the fiscal year increased to $81.7 million at January 28, 2006 from $78.0 million at January 29, 2005.

The credit card program premium reflected in general, administrative and store operating expenses was an amount equal to royalties paid to the Company by the Bank minus costs charged by the Bank.  Costs were based on the volume of credit card program processing activities performed by the Bank.

General, administrative and store operating expenses were offset in part by premiums received from the Bank of $6.6 million in fiscal 2005 and $5.2 million in fiscal 2004.  The increase in premiums from the Bank was primarily due to increased interest income and customer fees.

Royalties were based on program revenues minus receivables written off by the Bank and the cost of funds for the program at the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points to be reset every three months.  However, the CMT rate was not less than 5.00% per annum for the purpose of this calculation.

On November 28, 2005, the 1998 Credit Card Program Agreement was restated (as restated, the “Amended Agreement”).  Under the Amended Agreement, the Bank will continue the private label credit card program and will issue Avenue credit cards that may be used to purchase merchandise and services from United Retail Incorporated and its designees.  The Bank also will continue to administer the credit card program, handling remittances and processing services.  The Bank will continue to be the sole and exclusive owner of all customer accounts and the creditor in respect of receivables generated.  However, the Company must approve any changes to consumer charges, credit terms and credit criteria related to the accounts from those in effect on the date of the Amended Agreement.

The Bank will pay the Company specified percentages of net credit sales and outstanding receivables, respectively.  The Company will reimburse the Bank, however, for chargebacks and all “pass through” expenses.

Net amounts realized by the Company under the Amended Agreement on average are not expected to be smaller than the premiums previously received under the 1998 Credit Card Program Agreement.  This paragraph constitutes forward-looking information under the Reform Act and is subject to uncertainties relating to economic trends that may affect the behavior of cardholders and changes in governmental regulations affecting the Bank.

The Amended Agreement became effective January 29, 2006, and shall expire on February 29, 2012 (as may be extended, the “Term”) unless earlier terminated.  Additionally, the Term shall automatically extend for successive three-year terms unless one party notifies the other at least six months prior to any such extension that it does not wish to extend the Amended Agreement.

During the Term of the Amended Agreement, United Retail Incorporated may not, directly or indirectly, make available to customers any credit program or facility that is similar in purpose to the program established under the Amended Agreement except multi-purpose credit, charge, debit or secured cards.

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

Stock Options

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period.  SFAS No. 123R became effective in fiscal 2006.  Management estimates that the resulting compensation expense will reduce net income for the year by approximately $0.01 or $0.02 per diluted share.

The only forms of equity-based compensation used by the Company have been stock options issued to associates and stock options and stock appreciation rights settled in cash issued to nonmanagement members of the Board of Directors.  The Company’s Board of Directors has adopted, subject to stockholder approval, the 2006 Equity-Based Compensation and Performance Incentive Plan (the “2006 Plan”).  The 2006 Plan authorizes the Compensation Committee of the Board to grant to associates a variety of equity-based compensation awards.  (The 2006 Plan is the appendix to the Proxy Statement.)  The types of awards to nonmanagement members of the Board will remain unchanged.

Stores

The Company’s channel of distribution is retail stores using its AVENUE® trade name.  The Company leased 500 stores in 37 states at January 28, 2006.

Store counts averaged 546 stores, 531 stores and 509 stores, respectively, for fiscal 2003, 2004 and 2005.  In fiscal 2005, the Company opened one store, closed 15 stores and ended the year with 500 stores.

The Company estimates that it will close approximately 15-20 stores in fiscal 2006 as part of its normal lease maintenance program and has an objective to open approximately 20 new stores, generally in strip shopping centers, this year.  Thus, the average number of stores in fiscal 2006 is not expected to differ materially from the 497 stores open on March 31, 2006.

Retail selling space was approximately 2.2 million square feet both at January 28, 2006 and January 29, 2005 and is not expected to change materially in fiscal 2006.

The two preceding paragraphs contain forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Depreciation and amortization of property and equipment relate principally to assets in stores and declined to $13.3 million in fiscal 2005 from $14.3 million in fiscal 2004.  Depreciation and amortization of property and equipment are expected to decline further in fiscal 2006.

E-Commerce

The Company has an Internet site (www.avenue.com) that sells a selection of the merchandise that is also for sale in the Company’s stores.  The Company ships its avenue.com orders from its national distribution center in Troy, Ohio.

Suspension of Catalog Operations

The Company mailed catalogs until March 2003, when the Company suspended catalog mailings indefinitely.

The Company has licensed its AVENUE trade name to a leading catalog publisher to conduct a market test of an AVENUE catalog through August 2006.  The Company is not responsible for the costs of the market test and will not include sales to catalog customers in its reported sales.  The future business relationship between the Company and the catalog publisher, if any, will be negotiated after the results of the market test have been analyzed.

Stock Repurchases

The Company did not repurchase shares of its own stock in fiscal 2005 or 2004 except that:

(i)          the trust under the Company’s Supplemental Retirement Savings Plan (“SRSP”) purchased 279,870 shares in fiscal 2004 using a portion of the funds accumulated since 1993 in the deferred compensation account of Raphael Benaroya, the Company’s Chairman, President and Chief Executive Officer (56.2% of the account balance at the time represented amounts withheld from Mr. Benaroya’s salary and earnings thereon and the remainder represented contributions by the Company pursuant to the general terms of the SRSP and earnings thereon); and

(ii)          2,059 outstanding shares were surrendered in the fourth quarter of fiscal 2005 by the holder of an employee stock option for cancellation in lieu of payment of the exercise price in cash (a “swap”).

The Company has no plans to repurchase shares of its own stock at present except for swaps in connection with the exercise of employee stock options.

In fiscal 2004, the shares held in Mr. Benaroya’s SRSP account were classified as treasury shares and had no voting rights.  With respect to the deferred compensation obligations of the SRSP, the liability was marked to market and this liability adjustment flowed through the statement of operations as either an increase or a decrease in compensation expense.  With respect to the SRSP assets, marketable securities were also marked to market except shares of Company stock, which were recorded permanently at cost.  This asset adjustment also flowed through the statement of operations.   The liability adjustment and the asset adjustment were not necessarily equal in amount because of the disparate treatment of Company stock.  In fiscal 2004, the market price of Company stock rose and compensation expense was increased $0.7 million as a result of the foregoing accounting treatment.

In fiscal 2005, the SRSP was amended to change the status of the shares held in Mr. Benaroya’s SRSP account and to accord voting rights to the shares, which are now classified as outstanding shares.  (The shares will be voted by the Administrative Committee of the SRSP in the exercise of its fiduciary duties.)  The change in the classification of the shares eliminated the disparate adjustments of SRSP liabilities and assets described in the preceding paragraph and the related effect on compensation expense.

Growth Strategy

The Company’s internal growth strategy is to continue to increase sales per square foot in its existing store base.  Also, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation.  The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements.

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

As a result of the variables, risks and uncertainties referred to in this section, the estimates and projections made in this Report, and the expectations referred to herein, may not be reliable.

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

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of Company assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are made only in accordance with authorizations of management and the Board of Directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in the financial statements.

Commencing in fiscal 2006, the Company performs a formal annual assessment, in which the Company’s Chief Executive Officer and Chief Financial Officer participate, of the effectiveness of the Company’s internal control over financial reporting.  Management conducted this assessment as of January 28, 2006 using the criteria set forth in “Internal Control - Integrated Framework,” a publication issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006.

Internal control over financial reporting in the future will be subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies and procedures may deteriorate.

The Company’s independent registered public accounting firm, Eisner LLP, issued a report on management’s assessment of the Company’s internal control over financial reporting. The report is the second document in Item 8 “Financial Statements and Supplementary Data” of this Report.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold or issue financial instruments for trading purposes.

Management of the Company believes that its exposure to interest rate and market risk associated with financial instruments is not material.  See, however, in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the penultimate paragraph under the caption “Other Liquidity Sources” regarding the variable interest rate payable on revolving loans to the Companies.

The Company is not exposed to foreign currency exchange rate risks.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of January 29, 2005 and January 28, 2006

Consolidated Statements of Operations for each of the three fiscal years in the period ended January 28, 2006

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 28, 2006

Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended January 28, 2006

Notes to Consolidated Financial Statements

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
UNITED RETAIL GROUP, INC.:

We have audited the accompanying consolidated balance sheet of United Retail Group, Inc. and subsidiaries (the “Company”) as of January 28, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Retail Group, Inc. and subsidiaries as of January 28, 2006, and the consolidated results of their operations and their consolidated cash flows for the year ended January 28, 2006 in conformity with U.S. generally accepted accounting principles.

In connection with our audit of the financial statements referred to above, we audited Schedule II–Valuation and Qualifying Accounts. In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Retail Group, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Eisner LLP

New York, New York
April 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
United Retail Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that United Retail Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). United Retail Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that United Retail Group, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Retail Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Retail Group, Inc. and subsidiaries as of January 28, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and our report dated April 7, 2006, expressed an unqualified opinion thereon.

Eisner LLP

New York, New York
April 7, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
United Retail Group, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of United Retail Group, Inc. and its subsidiaries (the “Company”) at January 29, 2005, and the results of their operations and their cash flows for each of the two years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Stamford, Connecticut
April 27, 2005

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	January 29, 2005	January 28, 2006

ASSETS
Current assets:
Cash and cash equivalents	$12,596	$32,268
Accounts receivable	1,504	3,899
Inventory	60,349	62,801
Prepaid rents	4,599	4,607
Restricted cash	742	846
Current deferred taxes	—	9,350
Other prepaid expenses	1,712	1,448

Total current assets	81,502	115,219

Property and equipment, net	79,026	66,791
Deferred compensation plan assets	3,473	4,086
Long-term deferred taxes	311	9,473
Other intangible assets, net of accumulated amortization of $453 and $517	430	366
Other assets	1,312	1,561

Total assets	$166,054	$197,496

LIABILITIES
Current liabilities:
Current portion of distribution center financing	$693	$756
Current portion of capital leases	1,873	1,695
Current portion of revolver	100	—
Accounts payable and other	29,182	29,466
Disbursement accounts	9,066	10,240
Accrued expenses	24,252	26,511

Total current liabilities	65,166	68,668

Long-term distribution center financing	2,633	1,877
Long-term capital leases	1,735	—
Deferred lease incentives	12,908	10,636
Deferred compensation plan liabilities	4,853	4,086
Other long-term liabilities	8,710	9,066

Total liabilities	96,005	94,333

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized 1,000,000 shares; none issued
Series A junior participating preferred stock, $.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized 30,000,000 shares; issued 14,249,800 shares and 14,652,400 shares	14	15
Additional paid-in capital	84,856	87,743
Deferred compensation obligation (279,870 shares)	—	1,353
(Accumulated deficit) retained earnings	(6,494)	21,757
Treasury stock (1,590,766 and 1,312,955 shares), at cost	(8,327)	(7,705)

Total stockholders’ equity	70,049	103,163

Total liabilities and stockholders’ equity	$166,054	$197,496

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Fiscal Year Ended January 31, 2004	Fiscal Year Ended January 29, 2005	Fiscal Year Ended January 28, 2006

Net sales	$396,265	$399,250	$438,738
Cost of goods sold, including buying and occupancy costs	314,131	315,394	327,312

Gross profit	82,134	83,856	111,426
General, administrative and store operating expenses	100,923	96,838	99,810

Operating (loss) income	(18,789)	(12,982)	11,616
Interest income	103	1,344	483
Interest expense	(1,020)	(870)	(652)

(Loss) income before income taxes	(19,706)	(12,508)	11,447
Benefit from income taxes	(636)	(2,028)	(16,804)

Net (loss) income	$(19,070)	$(10,480)	$28,251

Net (loss) income per share
Basic	$(1.47)	$(0.82)	$2.18

Diluted	$(1.47)	$(0.82)	$2.11

Weighted average number of shares outstanding
Basic	12,937,304	12,748,878	12,957,910
Common stock equivalents (stock options)	—	—	402,119

Diluted	12,937,304	12,748,878	13,360,029

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year Ended January 31, 2004	Fiscal Year Ended January 29, 2005	Fiscal Year Ended January 28, 2006

Cash Flows From Operating Activities:
Net (loss) income	$(19,070)	$(10,480)	$28,251
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization of property and equipment	15,462	14,315	13,322
Amortization of deferred charges and other intangible assets	504	343	96
Loss on disposal of assets	938	309	697
Gain on insurance proceeds	—	—	(247)
Tax benefit from stock options	—	—	462
Compensation expense	95	—	—
Deferred lease assumption revenue amortization	(30)	(2)	—
Net non-cash compensation expense on deferred compensation plan	—	729	624
Provision for deferred income taxes	—	—	(18,823)
Internal Revenue Service settlement related to warrants	—	1,157	—
Changes in operating assets and liabilities:
Accounts receivable	1,205	285	(2,179)
Income taxes	1,275	43	97
Inventory	11,631	208	(2,452)
Accounts payable and accrued expenses	(4,454)	73	2,757
Other current assets	392	(183)	152
Deferred lease incentives	(1,995)	(2,085)	(2,272)
Other assets and liabilities	(27)	(1,540)	75

Net Cash Provided by Operating Activities	5,926	3,172	20,560

Investing Activities:
Capital expenditures	(3,395)	(1,963)	(1,784)
Deferred payment for property and equipment	53	(10)	—
Insurance proceeds	—	—	31

Net Cash Used in Investing Activities	(3,342)	(1,973)	(1,753)

Financing Activities:
Repayments of long-term debt	(1,220)	(635)	(693)
Payments on capital lease obligations	(1,995)	(2,124)	(1,913)
(Decrease) increase in disbursement accounts	(2,488)	(368)	1,174
Net borrowings (repayments) under line-of-credit agreement	—	100	(100)
Proceeds from exercise of stock options	—	3	2,397

Net Cash (Used in) Provided By Financing Activities	(5,703)	(3,024)	865

Net (decrease) increase in cash and cash equivalents	(3,119)	(1,825)	19,672
Cash and cash equivalents, beginning of period	17,540	14,421	12,596

Cash and cash equivalents, end of period	$14,421	$12,596	$32,268

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares and dollars in thousands, except per share amounts)

	Common Stock Shares Outstanding	Common Stock $.001 Par Value	Additional Paid-in Capital	Retained Earnings / Accumulated Deficit	Treasury Stock, at Cost	Deferred Compensation Obligation	Total Stockholders’ Equity

Balance, February 1, 2003	12,937	$14	$83,601	$23,056	$(7,676)	$0	$98,995
Compensation expense			95				95
Net loss				(19,070)			(19,070)

Balance, January 31, 2004	12,937	14	83,696	3,986	(7,676)	0	80,020
Tax benefit from stock warrants			1,157				1,157
Shares in deferred compensation plan	(280)				(651)		(651)
Exercise of stock options	2		3				3
Net loss				(10,480)			(10,480)

Balance, January 29, 2005	12,659	14	84,856	(6,494)	(8,327)	0	70,049
Purchase price of shares held in the deferred compensation plan	280				651		651
Deferred compensation obligation						1,353	1,353
Tax benefit from exercise of stock options			462				462
Treasury stock	(2)				(29)		(29)
Exercise of stock options	402	1	2,425				2,426
Net income				28,251			28,251

Balance, January 28, 2006	13,339	$15	$87,743	$21,757	$(7,705)	$1,353	$103,163

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description and Basis of Presentation

United Retail Group, Inc. (“United Retail”) is a specialty retailer of large-size women’s fashion apparel, footwear and accessories, featuring AVENUE® brand merchandise, operating 500 stores as of January 28, 2006 throughout the United States.

The consolidated financial statements include the accounts of United Retail and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain prior year balances have been reclassified to conform with the current year presentation.

2. Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Fiscal 2003, fiscal 2004 and fiscal 2005 consisted of 52 weeks and ended on January 31, 2004, January 29, 2005, and January 28, 2006, respectively.

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

Shipping and Handling Costs

Shipping and handling revenue is included in net sales. Shipping and handling costs are included in cost of goods sold. During fiscal 2003, fiscal 2004 and fiscal 2005, shipping and handling costs were $364,000, $471,000 and $940,000, respectively.

Vendor Discounts

The Company avails itself of excess cash positions by paying vendors earlier than required by the terms of the purchase order. Such payments resulted in additional discounts in the amount of $1.2 million for fiscal 2005 and were deducted from general, administrative and store operating expenses.

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

Marketing Costs

Most marketing costs are expensed when ordered. Certain direct mail and media campaigns are expensed over the life of the campaign, which are typically less than one year. Marketing expense, included in cost of goods sold in the accompanying consolidated statements of operations, was $10.3 million, $11.6 million and $14.6 million in fiscal 2003, 2004, and 2005, respectively.

Earnings Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Earnings per diluted share includes the weighted average effect of dilutive options on the weighted average shares outstanding.

The computation of earnings per diluted share excludes options to purchase 1,897,872 shares and 1,893,812 shares in fiscal 2003 and fiscal 2004, respectively, as a result of the Company’s net loss.  The computation of earnings per diluted share excludes options to purchase 579,400 shares in fiscal 2005, because the options’ exercise prices were greater than the average market price of the common shares.

Cash and Cash Equivalents

The Company considers cash on hand, bank deposits, money market funds and short-term investments with maturities of less than 90 days, when purchased, as cash and cash equivalents. Cash and cash equivalents also include proceeds from credit card sales prior to the end of the fiscal period that were typically remitted as cash within five days after the end of such fiscal period, which amounted to $2.8 million at January 28, 2006.

Restricted Cash

As of January 25, 2005, the Company is required by The CIT Group/Business Credit, Inc. to maintain at all times balances in a designated account in an amount not less than 25% of the amount of gift cards and merchandise credits issued and not redeemed during the prior six month period (See Note 9).

Inventory

Inventories are stated at the lower of cost or market and include import inventory in-transit under FOB shipping point terms. Import inventory in-transit has been included in the balance sheet and accounts payable on the basis of the FOB shipping point terms. In prior year periods, the Company did not include such inventory on its balance sheet or accounts payable until receipt. Prior year inventory and accounts payable amounts have been revised to appropriately reflect the FOB shipping point terms as well. The amounts of such import inventory in-transit included in the revised inventory amounts at January 31, 2004 and January 29, 2005, and in the reported amount at January 28, 2006 are $11.5 million, $10.8 million and $12.5 million, respectively.

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

Private Label Credit Card Agreement

The Company and World Financial Network National Bank (“WFN”) are parties to a Private Label Credit Card Program Agreement (“Agreement”). Under the Agreement, WFN reviews applications for credit cards, issues credit cards to eligible applicants, processes billing statements and payments, handles customer service and initiates collection activities from delinquent customers (“Processing Costs”). The Company does not include the receivable created under the Credit Card Program in the Company’s accounts receivables on its balance sheet because under the Agreement, the Company has no interest in the customer accounts or receivables. The credit card program premium (or potentially discount) deducted from general, administrative and store operating expenses is equal to royalties (program revenues less net write-offs of receivables and the cost of funding the receivable) less Processing Costs performed by WFN. The net premium deducted from general, administrative and store operating expenses was $4.2 million, $5.2 million and $6.6 million for the fiscal years ended January 31, 2004, January 29, 2005 and January 28, 2006, respectively.

On November 28, 2005, the Credit Card Program Agreement was restated (as restated, the “Amended Agreement”).  The Amended Agreement is effective as of January 29, 2006 and shall expire on February 29, 2012 unless terminated earlier. Under the Amended Agreement, the Bank will continue to provide the aforementioned services.  The terms of the Amended Agreement require the Bank to pay the Company amounts based on the program’s levels of sales and accounts receivable.

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

Income Taxes

The Company provides for income taxes in accordance with SFAS No.109, “Accounting for Income Taxes”. This statement requires the use of the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense (benefit) represents the change in the deferred tax asset/liability balance. The Company establishes valuation allowances against deferred tax assets when sufficient negative evidence exists concerning the realization of those deferred tax assets. The Company also provides for estimated exposures on its filed tax returns; such accruals are included in other long-term liabilities.

Stock Options

The Company has several stock option plans in operation which are more fully described in Note 14. The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees” (“Opinion No. 25”) and has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting For Stock-Based Compensation (“SFAS No. 123”).” Under Opinion No. 25, compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date.  In May 1998, the stockholders ratified the issuance of non-qualified stock options whose market price at the date of grant exceeded the exercise price, which equaled the market price on the date of Board action.  In accordance with Opinion No. 25, compensation expense is recorded ratably over the five-year vesting period of the options. All other stock options have been granted at the market price of the stock at the measurement date.

The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions under SFAS No. 123 to stock-based employee compensation:

	(dollars in thousands except per share data)
	Fiscal 2003	Fiscal 2004	Fiscal 2005

Reported net (loss) income	$(19,070)	$(10,480)	$28,251
Add back: Compensation expense	95	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(618)	(465)	(405)

Pro forma net (loss) income	$(19,593)	$(10,945)	$27,846
Net (loss) income per share:
Basic - as reported	$(1.47)	$(0.82)	$2.18
Basic - pro forma	$(1.51)	$(0.86)	$2.15
Diluted - as reported	$(1.47)	$(0.82)	$2.11
Diluted - pro forma	$(1.51)	$(0.86)	$2.08

For the pro forma information disclosed above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal 2003	Fiscal 2004	Fiscal 2005

Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility	50.00%	50.00%	50.00%
Risk-free interest rate	3.02%	3.71%	4.38%
Expected life of options	5 years	5 years	5 years

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

It is expected that the adoption of SFAS No 123R will reduce the Company’s results of operations in fiscal 2006 by amounts comparable to the pro-forma disclosures in prior years (see stock options.) The actual impact will depend, among other things on the market value and the amount of share-based awards outstanding in future periods.

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

3. Other Assets

Other assets consist of (dollars in thousands):

	January 29, 2005	January 28, 2006

Long-term deposits	$1,106	$1,157
Non-current receivables	90	320
Debt issuance costs	116	84

	$1,312	$1,561

4. Property and Equipment

Property and equipment, at cost, consists of (dollars in thousands):

	January 29, 2005	January 28, 2006

Land	$2,176	$2,176
Buildings	10,574	10,574
Furniture, fixtures and equipment (1)	88,970	88,213
Leasehold improvements	85,573	84,775

	187,293	185,738
Accumulated depreciation and amortization	(108,267)	(118,947)

Property and equipment, net	$79,026	$66,791

(1) Includes approximately $8.2 million of assets under capital leases resulting from a sale and leaseback agreement (See Note 7).

5. Accrued Expenses

Accrued expenses consist of (dollars in thousands):

	January 29, 2005	January 28, 2006

Payroll related expenses	$3,973	$6,682
Gift cards and other customer credits	4,401	4,137
Insurance payable	4,198	4,009
Occupancy expenses	3,080	2,730
Private credit card processing fees	970	1,674
Sales taxes payable	1,434	1,472
Legal contingency liability	1,495	826
Deferred tax liability	311	—
Other	4,390	4,981

	$24,252	$26,511

6. Other Long-term Liabilities

Other long-term liabilities consist of (dollars in thousands):

	January 29, 2005	January 28, 2006

Rent	$7,429	$7,739
Legal contingency liability	996	0
Tax contingency liability	285	1,327

	$8,710	$9,066

7. Leases

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

Rent expense was as follows (dollars in thousands):

	Fiscal 2003	Fiscal 2004	Fiscal 2005

Real estate rent	$45,291	$43,019	$42,556
Equipment and other	550	518	533

Total rent expense	$45,841	$43,537	$43,089

At January 28, 2006, the Company was committed under store leases with terms typically ranging from 1 to 12 years and with varying renewal options. Some leases also include early termination options, which can be exercised under specific conditions. Many leases entered into by the Company contain rent escalations during the term of the lease and include options that may extend the lease term beyond the initial commitment period.

Rental expense for step rent provisions and escalation clauses is recognized on a straight-line basis over the minimum lease term and included along with other related rent expense as part of buying and occupancy costs.

Lease incentives are recorded as liabilities and are amortized as a reduction of rent expense over the minimum lease term, on a straight-line basis, as a part of buying and occupancy costs. Deferred lease incentives at January 29, 2005 and January 28, 2006, were $12.9 million and $10.6 million, respectively.

Capital Leases

In January 2002, the Company executed a five-year $8.2 million sale and leaseback agreement for certain fixtures in new and remodeled stores. The lease bears an interest rate of 7.0% per annum. The Company was required to pay sales tax as part of the agreement. The agreement provides for equal monthly rent payments of $163,344 beginning February 2002 and gives the Company the option of buying back the fixtures at the end of the term for a nominal price.

The following is a schedule by year of approximate minimum lease payments (dollars in thousands) under operating and capital leases:

	Operating	Capital

2006	$43,695	$1,754
2007	39,779	—
2008	35,137	—
2009	32,007	—
2010	29,372	—
Thereafter	75,007	—

Total minimum lease payments	$254,997	$1,754

Less: imputed interest		(59)

Present value of minimum lease payments		$1,695

8. Long-term Debt

In 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64% per annum. Interest and principal are payable in equal monthly installments of $79,437 beginning May 1994. The loan is collateralized by a mortgage on its national distribution center.

The balance outstanding under this loan is as follows (dollars in thousands):

	January 29, 2005	January 28, 2006

8.64% Mortgage due 2009	$3,326	$2,633
Less: current maturities	693	756

Long-term debt	$2,633	$1,877

Principal maturities by year are as follows (dollars in thousands):

Debt Maturities

2006	$756
2007	823
2008	897
2009	157
Thereafter	—

Total	$2,633

In 1993, the Company executed a ten-year $7.0 million note bearing interest at 7.3% per annum.  Interest and principal were payable in equal monthly installments of $81,829 beginning November 1993.  The note was collateralized by the material handling equipment in the distribution center owned by the Company in Troy, Ohio. Final payment on this note was made in October 2003.

9. Financing Agreement

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

The line of credit is collateralized by (i) inventory and its proceeds, (ii) bank credit card receivables and (iii) the balance on deposit from time to time in an account that has been pledged to the lenders.

At January 28, 2006, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $8.9 million, trade letters of credit for the account of the Companies were outstanding in the amount of $24.5 million, standby letters of credit were outstanding in the amount of $6.1 million and no loan had been drawn down. The Company’s cash and cash equivalents of $32.3 million was unrestricted.

The Company did not draw down on its revolving credit facility in 2005.  The average amount of borrowings outstanding during fiscal 2004 was $0.5 million at a weighted average interest rate of  5.4%.  The average outstanding balance in 2003 was less than $0.1 million.

10. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and trade payables approximate fair value because of the short-term maturity of these items. The fair value of long-term debt (distribution center financing and capital leases), including the current portion, is estimated to be $4.4 million at January 28, 2006 based on the current rates quoted to the Company for debt of the same or similar issues.

11. Income Taxes

The provision for (benefit from) income taxes consists of (dollars in thousands):

	Fiscal 2003	Fiscal 2004	Fiscal 2005

Current:
Federal	$(874)	$(2,165)	$1,573
State	238	137	446

	(636)	(2,028)	2,019

Deferred:
Federal	—	—	(12,204)
State	—	—	(6,619)

	—	—	(18,823)

Benefit from income taxes	$(636)	$(2,028)	$(16,804)

Reconciliation of the benefit from income taxes from the U.S. Federal statutory rate to the Company’s effective rate is as follows:

	Fiscal 2003	Fiscal 2004	Fiscal 2005

Statutory Federal income tax rate	(35.0)%	(34.0)%	34.0%
State income taxes, net of Federal benefit	(1.0)	1.1	4.6
Permanent differences including credits	0.0	0.0	(1.5)
Reversal of previously accrued income taxes	(4.4)	(14.5)	9.1
IRS refund settlement	0.0	(2.8)	0.0
Other	0.5	(0.3)	4.8

Sub-total	(39.9)	(50.5)	51.0
Deferred tax valuation allowance	36.7	34.3	(197.8)

Effective tax rate	(3.2)%	(16.2)%	(146.8)%

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

Significant components of the Company’s deferred tax assets and (liabilities) are summarized below (dollars in thousands):

	January 29, 2005	January 28, 2006

Current deferred tax assets:
Federal NOL and other tax attributes	$—	$5,809
State NOL’s	—	1,400
Inventory	221	1,129
Accruals and reserves	262	1,012

Total current deferred tax assets	$483	$9,350

Non-current deferred tax assets:
State NOL’s	$6,610	$4,097
Federal NOL and other tax attributes	14,644	3,749
Depreciation	—	3,348
Compensation	909	1,492
Accruals and reserves	8,016	—

Total non-current deferred tax assets	$30,179	$12,686

Non-current deferred tax liabilities:
Depreciation	$(6,508)	$—
Accruals and reserves	—	(790)

Total non-current deferred tax liabilities	$(6,508)	$(790)

Valuation allowance	$(24,154)	$(2,423)
Net deferred tax asset	$—	$18,823

The Company recorded a $7.3 million non-cash charge to establish a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, in the fourth quarter of fiscal 2002.

The Company recorded additional valuation allowances of $12.6 million and $4.3 million in fiscal 2003 and fiscal 2004, respectively. In the fourth quarter of fiscal 2005, due to a number of factors, primarily that the Company recorded income before taxes of $11.4 million for fiscal 2005 (and taxable income exceeded that amount), management increased its projection of future taxable income. As a result of these increased projections, management concluded the future utilization of its deferred tax assets (with the exception of charitable contributions carryforward) was more likely than not. In fiscal 2005, the Company reduced its valuation allowance by $22.6 million.

At January 28, 2006 the Company had net operating loss carryforwards of approximately $17.0 million available to reduce future Federal taxable income, expiring through 2024. Additionally, at January 28, 2006 the Company had net operating loss carryforwards of approximately $65 million available to reduce future taxable income in certain states, expiring through 2024. The utilization of these carryforwards will not have any future impact on the results of operations but will have a favorable impact on future cash flows.

12. Retirement Plan

The Company maintains a qualified defined contribution pension plan. Generally, an employee is eligible to participate in the plan if the employee has completed one year of full-time continuous service. The Company makes a 50% match of a portion of employee savings contributions.

The Company also maintains a non-qualified defined contribution pension plan, which is titled the Supplemental Retirement Savings Plan (the “SRSP”). The Company makes a 50% match of a portion of employee savings contributions for those associates whose contributions to the qualified plan are limited by IRS regulations, as well as retirement contributions for certain grandfathered associates equal to 6% of those associates’ compensation.

In fiscal 2004, the SRSP purchased 279,870 shares of the Company’s common stock at a cost of $0.7 million using a portion of the funds accumulated since 1993 in the deferred compensation account of Raphael Benaroya, the Company’s Chairman, President and Chief Executive Officer. The shares held in Mr. Benaroya’s SRSP account were reflected in the same manner as treasury shares and carried at cost on the balance sheet. In fiscal 2003, 2004 and the first half of 2005 the liability was marked to market and this liability adjustment flows through the statement of operations as either an increase or a decrease in compensation expense. With respect to the SRSP assets, marketable securities were also marked to market except shares of Company stock, which are recorded permanently at cost. This asset adjustment also flows through the statement of operations. The liability adjustment and the asset adjustment were not necessarily equal in amount because of the disparate treatment of Company stock. In fiscal 2004 and fiscal 2005, the market price of Company stock increased and the related compensation expense was $0.7 million and $0.6 million, respectively.

In the second quarter of fiscal 2005, the Company amended the SRSP and, as a result, the market value of Company stock held in the SRSP, $2.0 million, on the date of the amendment was reclassified on the balance sheet to the deferred compensation obligation in stockholders’ equity from deferred compensation plan liabilities. Additionally, the cost of those shares, $0.65 million, were reclassified from treasury stock and netted against the deferred compensation obligation. Accordingly, movements in the market price of the Company stock no longer impacted compensation expense as of the date of the change to the plan and the asset and liability adjustments are equal in value. The resulting balance in the deferred compensation obligation is $1.35 million.

The value of the other investments, held by the Company on behalf of the SRSP, at January 29, 2005 and January 28, 2006, was $3.5 million and $4.1 million, respectively. The Company accounts for such investments in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and classifies these investments as trading.

Pension expense, excluding net compensation expense related to Company stock, during fiscal 2003, fiscal 2004 and fiscal 2005 was approximately $363,000 and $311,000, and $524,000, respectively.

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

A summary of stock option activity follows:

		Weighted Average Exercise Price
	Number of Shares
Fiscal 2003

Options outstanding at beginning of period	1,826,072	$7.37
Options granted	220,000	$2.20
Options exercised	0	$0.00
Options canceled	(148,200)	$6.47

Options outstanding at end of period	1,897,872	$6.85

Options available for grant at end of period	294,200
Options exercisable at end of period	1,282,962	$7.05

		Weighted Average Exercise Price
	Number of Shares
Fiscal 2004

Options outstanding at beginning of period	1,897,872	$6.85
Options granted	111,000	$2.98
Options exercised	(1,600)	$1.97
Options canceled	(113,460)	$6.30

Options outstanding at end of period	1,893,812	$6.66

Options available for grant at end of period	257,860
Options exercisable at end of period	1,397,062	$7.09

		Weighted Average Exercise Price
	Number of Shares
Fiscal 2005

Options outstanding at beginning of period	1,893,812	$6.66
Options granted	119,500	$7.23
Options exercised	(402,600)	$6.02
Options canceled	(108,412)	$6.77

Options outstanding at end of period	1,502,300	$6.86

Options available for grant at end of period	185,700
Options exercisable at end of period	1,105,100	$7.34

A summary of stock options outstanding at year-end fiscal 2005 is as follows:

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.80 - $3.03	173,600	7.6	$2.31	46,200	$2.34
$3.09 - $5.13	193,800	3.0	$4.24	142,600	$4.57
$5.50 - $5.97	156,000	4.0	$5.79	116,500	$5.84
$6.25 - $6.25	30,000	5.1	$6.25	21,600	$6.25
$6.31 - $6.31	300,000	2.1	$6.31	300,000	$6.31
$6.38 - $8.95	167,900	7.2	$7.96	71,200	$7.96
$8.96 - $8.96	10,000	9.7	$8.96	0	$0.00
$9.40 - $9.40	320,000	5.3	$9.40	256,000	$9.40
$9.75 - $12.08	133,000	2.4	$10.54	133,000	$10.54
$15.13 - $15.13	18,000	3.3	$15.13	18,000	$15.13

$1.80 - $15.13	1,502,300	4.5	$6.86	1,105,100	$7.34

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

16. Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Fiscal 2003	Fiscal 2004	Fiscal 2005

Cash interest paid	$1,168	$854	$614
Cash interest received	(103)	(1,344)	(395)

Net cash interest paid (received)	$1,065	$(490)	$219

Income taxes paid	$483	$118	$758
Income taxes refunded	(1,447)	(1,531)	(340)

Net income taxes (refunded) paid	$(964)	$(1,413)	$418

Non-cash investing activities include $1.4 million related to capital lease obligations incurred between January 2002 and January 2003 and the exercise of certain stock options made by surrendering 2,059 shares of Company common stock with a market value equal to the exercise price of the options of approximately $29,000 in fiscal 2005.

17.  Contingencies

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

Total expense related to this matter was $0.7 million in fiscal 2003 and $1.6 million in fiscal 2004, of which $0.8 million was recorded in the fourth quarter.

The Stanford case was settled in the second quarter of fiscal 2005 at a cost of $1.8 million, at which time the underlying accruals were adjusted resulting in $0.5 million of income.  During the third quarter of fiscal 2005, $1.1 million of this liability was paid. In anticipation of the settlement, compensation of store managers employed by the Company in California had been converted from salaried to hourly wages in January 2005.

18.  Supplemental Financial Data (Unaudited)
       (dollars in thousands, except per share data)

	Fiscal 2004

	Qtr 1	Qtr 2	Qtr 3	Qtr 4

Net sales	$97,519	$101,269	$92,597	$107,865
Gross profit	20,792	20,750	17,728	24,586
Operating loss	(3,098)	(2,746)	(6,271)	(867	)(1)
Net (loss) income	$(3,363)	$(1,559)	$(6,255)	$697	(2)
Net (loss) income per common share:
Basic	$(0.26)	$(0.12)	$(0.49)	$0.06
Diluted	$(0.26)	$(0.12)	$(0.49)	$0.05

	Fiscal 2005

	Qtr 1	Qtr 2		Qtr 3	Qtr 4

Net sales	$106,531	$114,702		$98,061	$119,444
Gross profit	25,691	30,703		25,066	29,966
Operating income	864	4,634	(3)	1,644	4,474
Net income	$1,004	$4,054		$1,854	$21,339	(4)
Net income per common share:
Basic	$0.08	$0.32		$0.14	$1.61
Diluted	$0.08	$0.31		$0.14	$1.54

(1)	Includes $0.8 million for settlement costs related to the Stanford case (See Note 17).
(2)	Includes a $1.8 million tax benefit for reversals of accruals for potential tax liabilities due to various settlements (See Note 11).
(3)	Includes a reduction of $0.5 million for settlement costs related to the Stanford case (See Note 17.)
(4)	Includes a $22.6 million tax benefit for reversals of valuation allowances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information about a change in the Company’s accountants and related matters was filed in a Current Report on Form 8-K dated May 6, 2005, the Annual Report on Form 10-K for the year ended January 29, 2005 and the Quarterly Report on Form 10-Q for the period ended April 30, 2005.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls

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

Each fiscal quarter, the Company performs a formal evaluation of both the effectiveness and the design and operation of the Company’s disclosure controls and procedures.  The evaluation includes, among other things, consideration of the processes carried out under the direction of the Disclosure Committee in order to ensure that Disclosures are recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that Disclosures are accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and CFO, as appropriate, to allow timely discussion regarding required financial disclosure.

As of the end of fiscal 2005, such an evaluation was carried out under the supervision and with the participation of the CEO and CFO.  Based on this evaluation, the CEO and CFO each concluded that, at January 28, 2006, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the requisite time periods.

Internal Control Over Financial Reporting

“Management’s Annual Report on Internal Control Over Financial Reporting” is the last section in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and is incorporated herein by reference.  The “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” is the second document in Item 8 “Financial Statements and Supplementary Data” of this Report.

Each fiscal quarter, the Company performs a formal evaluation, in which the Company’s CEO and CFO participate, of changes in the Company’s internal control over financial reporting.  Based on this evaluation, management concluded that there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended January 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incumbent Directors of the Registrant

The eight incumbent Directors have been nominated for reelection by the Board of Directors of the Company and an additional nomination has been made by the Board.  The subsection under “Election of Directors” captioned “Business and Professional Experience” in the Proxy Statement is incorporated herein by reference.

Executive Officers of the Registrant and Subsidiaries

In addition to Raphael Benaroya and George R. Remeta, whose employment history with the Corporation is described in the Proxy Statement, the executive officers of the Corporation are the following:

Kenneth P. Carroll, age 63, is United Retail Group, Inc.’s Senior Vice President - General Counsel and Secretary.  He has been an officer since joining the Corporation in March 1992.

Paul McFarren, age 42, has been the Chief Information Officer of United Retail Group, Inc. since joining the Corporation in October 2000, with the title of Senior Vice President since August 2003.  Previously, he was Vice President of Worldwide Field Operations of LVMH, a consumer goods manufacturer, for two years.

Jon Grossman, age 48, is Vice President – Finance of United Retail Group, Inc.  He has been an officer of the Corporation or one of its subsidiaries since May 1992.

Each of the Corporation’s executive officers holds office until the Board of Directors meeting after the 2006 annual meeting of stockholders of United Retail Group, Inc., and until his successor shall be elected.  However, officers are always subject to removal from office by the Board of Directors in its discretion.

The subsection under “Executive Compensation” captioned “Employment and Bonus Agreements” in the Proxy Statement is incorporated herein by reference.

The executive officers of the Corporation’s subsidiaries are the following:

Ellen Demaio, age 48, has been Senior Vice President - Merchandise of United Retail Incorporated since October 1994 and previously was Vice President-Merchandise since November 1992.

Joann Fielder, age 52, has been Senior Vice President-Chief Design Officer of United Retail Incorporated since April 2004.  She was a senior design executive at Ann Taylor stores for more than five years, with the title of Executive Vice President of Design in 2001 and of Senior Vice President of Design before that.

Julie L. Daly, age 51, has been a Vice President of United Retail Incorporated since May 1991, most recently as Vice President-Shop @ Home Operations.

David D. English, age 47, has been Vice President-Store Construction of United Retail Incorporated since October 2005.  Previously, he was Vice President-Construction of Thor Equities, Inc., a real estate developer, from August 2005 to January 2003.  Earlier, Mr. English was Vice President-Store Planning and Construction of Urban Brands, Inc., a chain of retail specialty apparel stores, from December 2002 to prior to 2001.

Kent Frauenberger, age 59, has been Vice President - Logistics of United Retail Logistics Operations Incorporated since March 1993.

Scott Lucas, age 51, has been a senior sales executive with United Retail Incorporated for more than five years, with the title of Vice President-Sales, Western Region since August 2003.  He joined the Company in February 1994.

Patrick McGahan, age 54, has been national Vice President-Sales of United Retail Incorporated since October 2003.  Previously, he held similar positions with Bebe Stores, a retail chain, from April 2003 to February 2002 and with the Structure chain of stores operated by Limited Brands, Inc. for many years prior to August 2000.

John J. O’Connell III, age 37, has been Vice President-Controller of United Retail Incorporated since October 2005.  Previously, he was Retail Controller for Polo Ralph Lauren, which, among other businesses, operated a chain of retail specialty apparel stores, from September 2005 to October 2002.  Earlier, Mr. O’Connell was Controller of Brooks Brothers, Inc., a chain of retail specialty apparel stores, from September 2002 to October 2001.  For several years prior to October 2001, Mr. O’Connell was a Senior Manager at PricewaterhouseCoopers LLP, an independent registered public accounting firm.

Bradley Orloff, age 48, has been Vice President - Marketing of United Retail Incorporated since May 1991.

Rose Panicali, age 49, has been Vice President-Avenue BODY of United Retail Incorporated since August 2005.  Previously, she was Vice President-General Merchandise Manager of Delia’s, a chain of retail specialty apparel stores, from December 2004 to February 2004.  Earlier, she was a Divisional Merchandise Manager for New York & Co., Inc., a chain of retail specialty apparel stores, from January 2004 to prior to 2001.

Terence Puffer, age 56, has been Vice President-Production Services of United Retail
Incorporated since August 2005.  He joined the Company as Director of Production Services in November 2001.  Previously, Mr. Puffer was Vice President-Manufacturing of Jacques Moret, an apparel wholesaler, since prior to 2001.

Gerald Schleiffer, age 54, has been Vice President - Planning and Distribution of United Retail Incorporated since August 1999.

Jerry Soucy, age 58, has been Vice President-Real Estate of United Retail Incorporated since October 2004.  Previously, he was Vice President-Development of David King Enterprises, LLC, a real estate developer, from September 2004 to January 2002.  Earlier, he was a partner of RAM Development, LLC, a real estate developer, since prior to 2001.

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

Audit Committee

The Corporation’s Board of Directors has determined that at least one audit committee financial expert serves on its Audit Committee, namely, Michael Goldstein.  Mr. Goldstein is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the 1934 Act.  The other members of the Audit Committee, Joseph A. Alutto and Joseph Ciechanover, are also independent in accordance with that definition.

Nominating Committee

The Nominating Committee annually recommends a slate of nominees to the Board of Directors for submission to a stockholder vote.  On February 23, 2006, a quorum of the Nominating Committee unanimously recommended the eight incumbent Directors for reelection at the 2006 Annual Meeting of Stockholders and recommended an additional nomination to bring the slate to nine members.

The Nominating Committee considers the comparative qualifications of (i) incumbent Directors who are willing to stand for reelection, (ii) other candidates, if any, whom the Committee invites to apply and (iii) volunteers, if any, including any recommended in a timely manner by a stockholder of the Company.  On February 23, 2006, the Nominating Committee evaluated the performance of the eight incumbent Directors and found it satisfactory.  The Nominating Committee had also invited additional candidates to apply and recommended one additional candidate for nomination.

A stockholder wishing to submit the name of one or more candidates for consideration by the Nominating Committee should do so by letter to the Committee in care of the Company’s Secretary addressed to the Company’s headquarters and delivered before December of the year preceding the annual meeting of stockholders.  An address should be provided for the candidate(s) to receive application materials, including a consent to background and reference checks by the Committee and an autobiographical questionnaire, to be completed, signed and returned to the Secretary.  Candidates should be available for interviews upon request.

Apart from the Nominating Committee process, stockholders may present their own nominations.  Any nominations for election as Directors of the Company that a stockholder intends to present in person or by proxy at the 2007 Annual Meeting of Stockholders but which are not received in proper form by the Secretary of the Company at the principal executive offices of the Company at least 90 days prior to the anniversary date of the 2006 Annual Meeting of Stockholders will be omitted by the Company from the proxy statement and form of proxy relating to that meeting and may not properly be brought before the meeting.  The Nominating Committee may select its slate of nominees for election at the 2007 Annual Meeting of Stockholders after the last day on which a stockholder can give notice of intent to present a nomination at the annual meeting of stockholders.  The submission of the name of one or more candidates for consideration by the Committee shall not satisfy the requirement to give notice to the Secretary of intent to present a nomination personally or by proxy at the annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

The section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The sections captioned “Security Ownership of Principal Stockholders” and “Security Ownership of Management” in the Proxy Statement are incorporated herein by reference.

The table entitled “Equity Compensation Plan Information As of January 28, 2006” appearing in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section captioned “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

“Financial Statements and Supplementary Data,” Item 8 of this Report, includes PricewaterhouseCoopers LLP’s previous audit report on the Company’s financial statements as of January 29, 2005 and for the years ended January 29, 2005 and January 31, 2004. The Company has agreed to indemnify PricewaterhouseCoopers LLP for the payment of all legal costs and expenses incurred in PricewaterhouseCoopers LLP’s successful defense of any legal action or proceeding that might arise as a result of the inclusion of PricewaterhouseCoopers LLP’s previous audit report in this Report.  The Company believes that this indemnity is both legally enforceable and appropriate under the circumstances.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
(1)	Consolidated Financial Statements of the Corporation for fiscal 2005 are included herein.

(2)
Schedule II – Valuation and Qualifying Accounts, together with the related report of the predecessor Independent Registered Public Accounting Firm for the Corporation, are filed herewith and designated as Exhibit No. 99.

(b)
(3)	The following additional exhibits are filed herewith:

Number	Description

10
Private Label Credit Card Program Agreement between the Corporation and United Retail Incorporated and World Financial Network National Bank (Confidential portions filed separately with the Secretary of the Commission)

23.1	Consent of Incumbent Independent Registered Public Accounting Firm for the Corporation
23.2	Consent of Predecessor Independent Registered Public Accounting Firm for the Corporation
31	Certifications pursuant to Section 302

(4)	Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(5)	The following additional documents are incorporated herein by reference.

          The 2006 Equity-Based Compensation and Performance Incentive Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2006 annual meeting of stockholders (to be filed by May 28, 2006) is incorporated herein by reference.*

          The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 2, 2006 are incorporated herein by reference:

Number in Filing	Description

3	Amended By-laws of the Corporation
10.1*	Spring 2006 Incentive Compensation Plan Agreement

          The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 29, 2005 is incorporated herein by reference:

Number in Filing	Description

10	Form of Severance Pay Agreements between United Retail Incorporated and its officers hired after August 21, 2005

          The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description

10.2*	Amendment to Supplemental Retirement Savings Plan
10.3*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)
10.4*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)
10.5*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)
10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively
10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali

          The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description

10.1*	Supplemental Retirement Savings Plan
10.2*	Severance Pay Agreement form
10.3*	Amendment to 2003 Stock Option Plan
10.4*	Amendment to 2001 Stock Option Plan
10.5*	Amendment to 1999 Stock Option Plan
10.6*	Amendment to 1996 Stock Option Plan
10.7*	Amendment to 1990 Stock Option Plan
10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta
10.10*	Amendment to Benaroya Employment Agreement
10.11*	Amendment to Remeta Employment Agreement
10.12*	Amendment to Carroll Employment Agreement

          The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description

10*	Restated Stock Appreciation Rights Plan

          The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 23, 2005 is incorporated herein by reference:

Number in Filing	Description

10	Stipulation and Settlement Agreement, dated March 18, 2005, in Stanford et ano vs. United Retail Incorporated

          The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description

21	Subsidiaries of the Corporation

          The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description

10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

          The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description

10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

          The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description

10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

          The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description

10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender (“CIT”)

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
reference.*

          The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description

10.1*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.2*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta

          The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description

10.1	Restated Stockholders’ Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto
10.2	Private Label Credit Card Program Agreement
10.4*	Restated 1990 Stock Option Plan as of March 6, 1998
10.5*	Restated 1990 Stock Option Plan as of May 28, 1996
10.6*	Restated 1996 Stock Option Plan as of March 6, 1998

          The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description

10.1	Amendment, dated September 15, 1997, to Financing Agreement

          The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 is incorporated herein by reference:

Number in Filing	Description

10.1	Financing Agreement

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

(Registrant)	UNITED RETAIL GROUP, INC.

Date: April 27, 2006	By:	/s/ Raphael Benaroya

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 27, 2006.

Signature	Title	Signature	Title

/s/RAPHAEL BENAROYA	Chairman of the Board, President,	/s/ MICHAEL GOLDSTEIN	Director
Chief Executive Officer and Director
Raphael Benaroya		Michael Goldstein
Principal Executive Officer

/s/GEORGE R. REMETA	Vice Chairman, Chief Administrative	/s/ ILAN KAUFTHAL	Director
Officer and Director
George R. Remeta		Ilan Kaufthal
Principal Financial Officer

/s/JON GROSSMAN	Vice President-Finance	/s/ VINCENT P. LANGONE	Director

Jon Grossman		Vincent P. Langone
Principal Accounting Officer

/s/JOSEPH A. ALUTTO	Director	/s/ RICHARD W. RUBENSTEIN	Director

Joseph A. Alutto		Richard W. Rubenstein

/s/JOSEPH CIECHANOVER	Director

Joseph Ciechanover

EXHIBIT INDEX

(1)	Consolidated Financial Statements of the Corporation for fiscal 2005 are included herein.

(2)
Schedule II – Valuation and Qualifying Accounts, together with the related report of the predecessor Independent Registered Public Accounting Firm for the Corporation, are filed herewith and designated as Exhibit No. 99.

(3)	The following additional exhibits are filed herewith:

Number	Description

10
Private Label Credit Card Program Agreement between the Corporation and United Retail Incorporated and World Financial Network National Bank (Confidential portions filed separately with the Secretary of the Commission)

23.1	Consent of Incumbent Independent Registered Public Accounting Firm for the Corporation
23.2	Consent of Predecessor Independent Registered Public Accounting Firm for the Corporation
31	Certifications pursuant to Section 302

(4)	Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(5)	The following additional documents are incorporated herein by reference.

          The 2006 Equity-Based Compensation and Performance Incentive Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2006 annual meeting of stockholders (to be filed by May 28, 2006) is incorporated herein by reference.*

          The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 2, 2006 are incorporated herein by reference:

Number in Filing	Description

3	Amended By-laws of the Corporation
10.1*	Spring 2006 Incentive Compensation Plan Agreement form

          The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 29, 2005 is incorporated herein by reference:

Number in Filing	Description

10	Form of Severance Pay Agreements between United Retail Incorporated and its officers hired after August 21, 2005

          The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description

10.2*	Amendment to Supplemental Retirement Savings Plan
10.3*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)
10.4*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)
10.5*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)
10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively
10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali

          The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description

10.1*	Supplemental Retirement Savings Plan
10.2*	Severance Pay Agreement form
10.3*	Amendment to 2003 Stock Option Plan
10.4*	Amendment to 2001 Stock Option Plan
10.5*	Amendment to 1999 Stock Option Plan
10.6*	Amendment to 1996 Stock Option Plan
10.7*	Amendment to 1990 Stock Option Plan
10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta
10.10*	Amendment to Benaroya Employment Agreement
10.11*	Amendment to Remeta Employment Agreement
10.12*	Amendment to Carroll Employment Agreement

          The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description

10*	Restated Stock Appreciation Rights Plan

          The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 23, 2005 is incorporated herein by reference:

Number in Filing	Description

10	Stipulation and Settlement Agreement, dated March 18, 2005, in Stanford et ano vs. United Retail Incorporated

          The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description

21	Subsidiaries of the Corporation

          The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description

10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

          The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 is incorporated herein by reference:

Number in Filing	Description

10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

          The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description

10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

          The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description

10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender (“CIT”)

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

          The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description

10.1*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.2*	1998 Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta

          The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description

10.1	Restated Stockholders’ Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto
10.2	Private Label Credit Card Program Agreement
10.4*	Restated 1990 Stock Option Plan as of March 6, 1998
10.5*	Restated 1990 Stock Option Plan as of May 28, 1996
10.6*	Restated 1996 Stock Option Plan as of March 6, 1998

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description

10.1	Amendment, dated September 15, 1997, to Financing Agreement

          The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 is incorporated herein by reference:

Number in Filing	Description

10.1	Financing Agreement

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