Form 10-Q
period 2006-04-29
UNITED RETAIL GROUP INC/DE
filed 2006-06-05
CIK 881905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ______	NO ___X____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

YES _______	NO _______

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 29, 2006, there were outstanding 13,492,650 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right. The units are referred to herein as “shares.”

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	April 29,	January 28,	April 30,
	2006	2006	2005
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$32,954	$32,268	$18,591
Accounts receivable	2,046	3,899	1,672
Inventory	62,413	62,801	57,890
Prepaid rents	4,621	4,607	4,655
Restricted cash	560	846	511
Current deferred taxes	7,490	9,350	-
Other prepaid expenses	1,544	1,448	1,700
Total current assets	111,628	115,219	85,019

Property and equipment, net	64,068	66,791	75,749
Deferred compensation plan assets	4,490	4,086	3,304
Long-term deferred taxes	10,394	9,473	164
Other intangible assets, net of accumulated
amortization of $533, $517 and $469	350	366	414
Other assets	1,554	1,561	1,298
Total assets	$192,484	$197,496	$165,948

LIABILITIES
Current liabilities:
Current portion of distribution center financing	$772	$756	$708
Current portion of capital leases	1,232	1,695	1,837
Accounts payable and other	26,120	29,466	27,706
Disbursement accounts	9,430	10,240	10,938
Accrued expenses	23,402	26,511	24,102
Total current liabilities	60,956	68,668	65,291

Long-term distribution center financing	1,678	1,877	2,450
Long-term capital leases	-	-	1,273
Deferred lease incentives	10,038	10,636	12,262
Deferred compensation plan liabilities	4,490	4,086	4,787
Other long-term liabilities	9,123	9,066	8,820
Total liabilities	86,285	94,333	94,883

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock,
$.001 par value; authorized 150,000 shares;
none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,810,400 shares,
14,652,400 shares, and 14,253,900 shares	15	15	14
Additional paid-in capital	88,924	87,743	84,868
Deferred compensation obligation (279,870 shares)	1,353	1,353	-
Retained earnings (accumulated deficit)	23,693	21,757	(5,490)
Treasury stock (1,317,750 shares, 1,312,955 shares
and 1,590,766 shares) at cost	(7,786)	(7,705)	(8,327)
Total stockholders’ equity	106,199	103,163	71,065
Total liabilities and stockholders’ equity	$192,484	$197,496	$165,948

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005

Net sales	$109,420	$106,531

Cost of goods sold, including
buying and occupancy costs	80,994	80,840

Gross profit	28,426	25,691

General, administrative and
store operating expenses	25,390	24,827

Operating income	3,036	864

Interest income	226	55
Interest expense	(143)	(219)

Income before income taxes	3,119	700

Provision for (benefit from) income taxes	1,183	(304)

Net income	$1,936	$1,004

Net income per share
Basic	$0.14	$0.08
Diluted	$0.14	$0.08

Weighted average number of
shares outstanding
Basic	13,391,393	12,662,190
Common stock equivalents
(stock options)	737,562	207,757
Diluted	14,128,955	12,869,947

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$1,936	$1,004
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	3,119	3,403
Amortization of deferred charges and other
intangible assets	24	24
Loss on disposal of assets	42	7
Non-cash compensation expense	146	104
Tax benefit from exercise of stock options	(174)	-
Provision for deferred income taxes	1,113	-
Changes in operating assets and liabilities:
Accounts receivable	1,853	(168)
Income taxes	2	(37)
Inventory	388	(3,449)
Accounts payable and accrued expenses	(6,508)	4,466
Other current assets	176	187
Deferred lease incentives	(598)	(646)
Other assets and liabilities	56	115
Net Cash Provided by Operating Activities	1,575	5,010

Investing Activities:
Capital expenditures	(438)	(133)
Deferred payment for property and equipment	51	-

Net Cash Used in Investing Activities	(387)	(133)

Financing Activities:
Repayments of long-term debt	(183)	(168)
Payments on capital lease obligations	(463)	(498)
(Decrease) increase in disbursement accounts	(810)	1,872
Repayments under line-of-credit agreement	-	(100)
Tax benefit from exercise of stock options	174	-
Treasury stock acquired	(81)	-
Proceeds from exercise of stock options	861	12

Net Cash (Used in) Provided by Financing Activities	(502)	1,118

Net increase in cash and cash equivalents	686	5,995
Cash and cash equivalents, beginning of period	32,268	12,596
Cash and cash equivalents, end of period	$32,954	$18,591

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of United Retail Group, Inc. and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements as of and for the thirteen weeks ended April 29, 2006 and April 30, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles for a full set of financial statements and should be read in conjunction with the financial statement disclosures contained in the Company’s 2005 Annual Report and 2005 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

Inventories are stated at the lower of cost or market and include import inventory in-transit under FOB shipping point terms. Import inventory in-transit has been included in the balance sheet and accounts payable on the basis of the FOB shipping point terms. Prior year inventory and accounts payable amounts have been revised to appropriately reflect the FOB shipping point amounts at April 30, 2005 in the amount of $4.9 million. The comparable amount of import inventory in-transit at April 29, 2006 was $4.5 million.

Certain prior year balances have been reclassified to conform with the current year presentation.

2.	Net Earnings Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data includes the weighted average effect of dilutive options on the weighted average shares outstanding. The computation of earnings per diluted share excludes options whose exercise prices were greater than the average market price of the common shares for the thirteen weeks ended April 29, 2006 and April 30, 2005.

Options to purchase shares of common stock which were not included in the computation of diluted per share data were as follows:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005

Options	15,000	1,236,100
Range of option prices per share	$18.73	$5.88 - $15.13

3.	Vendor Discounts

The Company avails itself of excess cash positions by paying vendors earlier than required by the terms of the purchase order. Such payments resulted in additional discounts in the amount of $0.4 million and $0.2 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively, and were deducted from general, administrative and store operating expenses.

4.	Credit Cards

Charges and credits associated with credit card transactions (MasterCard, Visa, American Express, Discover, Military Star Card and private label credit) are included in general, administrative and store operating expenses and amounted to a net credit of $0.3 million and $0.2 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

5.	Stock Based Compensation

Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under the modified prospective transition method of SFAS 123R, the value of stock-based compensation is measured at fair value on the grant date of the award based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R applies to all outstanding and unvested share-based payment awards at the adoption date. Prior to adoption of SFAS 123R, the Company accounted for its stock-based awards using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the provisions of APB No. 25, no stock-based compensation cost was reflected in the consolidated financial statements unless options were granted that had an exercise price less than the market value of the underlying stock on the date of grant. In adopting SFAS 123R using the modified prospective transition method, the Company was not required to restate the results of prior periods.

As a result of adopting SFAS 123R our stock-based compensation expense related to stock options recognized for the thirteen weeks ended April 29, 2006 was $0.1 million. The income tax benefit recognized for stock option expense was less than $0.1 million, cash received from the exercise of stock options was $0.8 million and there was no impact on earnings per share.

Prior to the adoption of FASB Statement No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the condensed Statements of Cash Flows. FASB Statement No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the thirteen weeks ended April 29, 2006, the Company reported $0.2 million of excess tax benefits as a financing cash inflow.

Under APB No. 25, the Company did not expense stock-based compensation costs during the thirteen weeks ended April 30, 2005. The Company’s pro forma net income and pro forma earnings per share for the thirteen weeks ended April 30, 2005, had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, would have been as follows (in thousands, except per share amounts):

13 Weeks Ended April 30, 2005
Net Income, as reported	$ 1,004
Deduct:
Stock based compensation	(106)
Pro forma net income	$ 898
Net income per share:
Basic, as reported	$ .08
Basic, pro forma	$ .07
Diluted, as reported	$ .08
Diluted, pro forma	$ .07

The weighted average grant date fair value of options granted during the thirteen weeks ended April 29, 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 45%, expected term of 5 years, risk-free interest rate of 4.92%, and expected dividend yield of 0%. Expected volatility is based on an average of the historical volatility of the Company’s stock, the implied volatility of market options, peer company volatility, and other factors. The average expected life represents the period of time that option grants are expected to be outstanding and is derived from historical terms and other factors. The risk-free rate is based on the rate of U.S. Treasury securities at a constant maturity equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

A summary of stock option activity under the Company’s stock-based compensation plans for the thirteen weeks ended April 29, 2006 is summarized below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 28, 2006	1,502,300	$ 6.86
Granted	15,000	18.73
Exercised	(158,000)	5.45
Forfeited or expired	(3,800)	4.81
Outstanding at April 29, 2006	1,355,500	$ 7.17	4.62	$ 16,867
Exercisable at April 29, 2006	987,700	$ 7.54	3.51	$ 11,920

The weighted-average grant-date fair value of options granted during the thirteen weeks ended April 29, 2006 was $ 7.29 and the total intrinsic value of options exercised during the same quarter was $2.0 million. As of April 29, 2006, the total unrecognized compensation cost related to outstanding non-vested options was $0.6 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

6.	Financing Arrangements

In 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64%. Interest and principal are payable in equal monthly installments beginning May 1994. The loan is collateralized by a mortgage on the national distribution center owned by the Company in Troy, Ohio.

The Company and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997 (the “Financing Agreement”), with The CIT Group/Business Credit, Inc.(“CIT”). The Financing Agreement was amended in December 2003 to increase the revolving line of credit from $40 million to $50 million and to extend the maturity date from August 15, 2005 to August 15, 2008. The revolving line of credit is used by the Companies to support trade letters of credit and standby letters of credit and to finance loans, which could be used for working capital and general corporate purposes.

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

At April 29, 2006, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $19.8 million, trade letters of credit for the account of the Companies were outstanding in the amount of $23.9 million, standby letters of credit were outstanding in the amount of $6.1 million and no loan from CIT was outstanding. The Company’s balance sheet cash and cash equivalents of $33.0 million were unrestricted.

As of January 25, 2005, the Company is required by CIT to maintain at all times balances in a designated account in an amount not less than 25% of the amount of gift cards and merchandise credits issued and not redeemed during the prior six month period. The balance in this account as of April 29, 2006 was $0.6 million and was classified as restricted cash on the balance sheet.

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

7.	Income Taxes

In March 2005, the Company received $0.3 million to settle state income tax refund claims which was recorded as a benefit during the first quarter of fiscal 2005.

In the fourth quarter of fiscal 2005, due to a number of factors, primarily that the Company recorded income before taxes of $11.4 million for fiscal 2005 (and taxable income exceeded that amount), management increased its projection of future taxable income. As a result of these increased projections, management concluded the future utilization of its deferred tax assets (with the exception of charitable contributions carryforward) was more likely than not. In the fourth quarter of fiscal 2005, the Company reduced its valuation allowance by $22.6 million.

8.	Stock Appreciation Rights Plan

Commencing in May 2000 and annually thereafter, each non-management Director received an award under the Company’s Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously under the Company’s Stock Option Plans. The payment will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the sum of 1) the exercise price of the corresponding option plus 2) any personal income tax withholding on the gain arising from the exercise. The payment for the options granted in June 2005 will be an amount equivalent to twice the above calculation. No such payments have been made to date. The amount accrued at April 29, 2006 was $1.4 million for future potential payments.

9.	Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005

Cash interest paid	$ 164	$ 225
Cash interest received	(314)	(55)
Net cash interest (received) paid	($150)	$ 170

Income taxes paid	$ 86	$ 23
Income taxes refunded	(18)	(291)
Net income taxes paid (refunded)	$ 68	($268)

The Company, in certain stock option plans, allows its participants to tender shares of common stock instead of cash when exercising their stock options. Non-cash financing activities include the receipt of 4,795 shares of Company stock with a market value equal to the exercise price of the options exercised in the amount of approximately $81,000 in the thirteen weeks ended April 29, 2006.

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

The Stanford case was settled in the second quarter of fiscal 2005 at a cost of $1.8 million, at which time the underlying accruals were adjusted resulting in $0.5 million of income. During the third quarter of fiscal 2005, $1.1 million of this liability was paid. The final payment of $0.7 million was paid during the first quarter of fiscal 2006. In anticipation of the settlement, compensation of store managers employed by the Company in California had been converted from salaried to hourly wages in January 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE SUMMARY

Introduction

The Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this Report and an overview to put this information in context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this Report. It should be read together with the balance of this Report and the Company’s Annual Report on Form 10-K for the year ended January 28, 2006 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “Commission”), which is available online at www.sec.gov.

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

Customer Base

The Company serves the mass market in the United States and targets fashion conscious women between 25 and 55 years of age who wear size 14 or larger apparel. Management believes that the number of women in this age range who wear large size apparel has increased in recent years.

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

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. At April 29, 2006, it leased 496 stores in 37 states. See, “Stores.” The Company also has operated a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.

Until March 2003, the Company also mailed catalogs that featured a merchandise selection that included both items in the stores and similar products. (The website and the catalog, while it was in existence, are referred to as “shop @ home” activities.) The Company licensed its AVENUE trade name to a leading catalog publisher to conduct a market test of an AVENUE catalog earlier in fiscal 2006. The Company was not responsible for the costs of the market test, did not supply the merchandise featured and did not include sales to catalog customers in its reported sales. The results of the market test have been analyzed and the Company and the catalog publisher will not go forward with further mailings.

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

_______

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

Store Count

Store counts averaged 546 stores, 531 stores and 509 stores, respectively, for fiscal 2003, 2004 and 2005. The decline in store counts resulted from the Company's normal ongoing lease maintenance store closings combined with a business decision not to open significant numbers of new stores until there was a clear indication of customer acceptance of the Company's new merchandise assortment.

The Company estimates that in fiscal 2006 it will close approximately 15-20 stores as part of its normal lease maintenance program and open approximately 15-20 new stores, generally in strip shopping centers. This paragraph contains forward-looking information under the Private Securities Litigation Reform Act (the “Reform Act”), which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

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

Growth

The Company plans to continue its internal growth by increasing sales per square foot in its existing store base. Also, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

DISCUSSION AND ANALYSIS

(This section and the following one provide details about the material line items in the Company’s statements of operations and more recent sales and comparable store sales data.)

First quarter of fiscal 2006 versus first quarter of fiscal 2005

Net sales for first quarter of fiscal 2006 increased 2.7% from first quarter of fiscal 2005, to $109.4 million from $106.5 million.

The sources of net sales growth were as follows:

Amount	Attributable to
$3.3 million	3.3% increase in comparable store sales
0.2 million	new store
(2.5) million	closed stores
1.9 million	other
$2.9 million	Total

In the first quarter of fiscal 2006, average price per unit sold increased 3.5%, units sold per average store increased 0.3% and transactions per average store increased 2.9%.

There was better customer acceptance of knit tops, which increased sales by $3.6 million in comparison to the first quarter of fiscal 2005.

The average number of stores decreased from 513 to 498. See, “Stores.”

Gross profit increased to $28.4 million in first quarter of fiscal 2006 from $25.7 million in first quarter of fiscal 2005, increasing as a percentage of net sales to 26.0% from 24.1%. Gross profit as a percentage of net sales increased principally because merchandise margins increased (130 basis points as a percentage of net sales), as a result of higher retail prices and lower costs. Rent and occupancy costs declined as a percentage of net sales (60 basis points) because net sales increased and rent and occupancy costs declined. Future gross profit levels will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses increased to $25.4 million in the first quarter of fiscal 2006 from $24.8 million in the first quarter of fiscal 2005 but decreased as a percentage of net sales to 23.2% from 23.3%. A reduction in store payroll (50 basis points) was offset by an equal increase in benefits costs. In addition to general cost inflation, the Company expects its Finance Department payroll to increase to support new regulatory compliance.

Operating income increased 251% to $3.0 million in the first quarter of fiscal 2006 from $0.9 million in the first quarter of fiscal 2005.

Interest income was $0.2 million in the first quarter of fiscal 2006 and $0.1 million in the first quarter of fiscal 2005.

Interest expense was $0.1 million in the first quarter of fiscal 2006 and $0.2 million in the first quarter of fiscal 2005.

The provision for income taxes was $1.2 million in the first quarter of fiscal 2006. The benefit from income taxes was $0.3 million in the first quarter of fiscal 2005. (At April 29, 2006, the Company had federal NOL’s of $13.1 million and state NOL’s of approximately $62.0 million.) The Company’s effective tax rate was positive 37.9% for the first quarter of fiscal 2006 and negative 43.4% for the first quarter of fiscal 2005.

Net income increased 93% to $1.9 million in the first quarter of fiscal 2006 from $1.0 million in the first quarter of fiscal 2005.

May 2006 Sales

Net sales for May 2006 increased 7.5% from May 2005 to $42.1 million from $39.1 million. Comparable store sales for the month increased 9%. The average number of stores decreased from 512 to 496.

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

Liquidity and Capital Resources

(This section provides details about the Company’s sources of liquidity.)

Cash Flow

Net cash provided from operating activities decreased to $1.6 million in the first quarter of fiscal 2006 from $5.0 million in the first quarter of fiscal 2005, principally because accounts payable and accrued expenses decreased by $6.5 million in the first quarter of fiscal 2006 and increased by $4.5 million in first quarter of fiscal 2005.

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents increased to $33.0 million at April 29, 2006 from $18.6 million at April 30, 2005 and $32.3 million at January 28, 2006.

Inventories were stated at $62.4 million at April 29, 2006 compared with $57.9 million at April 30, 2005, and $62.8 million at January 28, 2006. (Inventories at April 30, 2005 have been revised to include import in-transit inventories on a basis consistent with that used at April 29, 2006 and fiscal 2005 year end. See, Note 1 to the consolidated financial statements.) Inventory, excluding Shop @ Home inventory and import in-transit inventory, on a cost per square foot basis increased 11.7% from April 30, 2005 to April 29, 2006. The increase in inventory was principally the result of early deliveries of merchandise scheduled for May delivery. Also, inventory was increased in anticipation of higher demand. See, “May 2006 Sales”.

Inventory levels are seasonal. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment decreased to $64.1 million at April 29, 2006 from $75.7 million at April 30, 2005 and $66.8 million at January 28, 2006, principally from depreciation.

Other Liquidity Sources

Purchases of merchandise directly imported by the Company are made in U.S. dollars and generally financed by trade letters of credit. The Company was the importer of record for 54% of its total purchases in fiscal 2005.

The Financing Agreement has a term expiring on August 15, 2008. The line of credit is $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At April 29, 2006, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $23.9 million and standby letters of credit were outstanding in the amount of $6.1 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.

Subject to the following paragraph, the availability of credit (within the aggregate $50 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the aggregate outstanding amount of its letters of credit and its revolving loans, if any. The borrowing base, as to any of the Companies is (i) the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 65% to 75% depending on the time of year, (y) the balance from time to time in a bank account in its name that has been pledged to the lenders (a “Pledged Account”) and (z) 85% of certain receivables from credit card companies less (ii) reserves for rent for 137 stores located in certain states and liens other than permitted liens and, at CIT’s option, a reserve for sales taxes collected but not yet paid.

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any significant financial covenants.

The combined borrowing capacity of the Companies is cyclical due to the seasonality of the retail industry. At April 29, 2006, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $19.8 million; the Pledged Account had a zero balance; no loan was outstanding; and the Companies’ balance sheet cash and cash equivalents of $33.0 million were unrestricted. The Company has agreed with CIT to have its subsidiary, Avenue Giftcards, Inc. (which issues AVENUE® giftcards), maintain a minimum level of high-grade liquid investments. These investments, which amounted to $0.6 million, were classified as restricted cash on the balance sheet at April 29, 2006 and will fluctuate each quarter in relation to the volume of net issuances of AVENUE® giftcards and merchandise credits during the previous six months. (The volume of net issuances is seasonal.)

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

The Company has drawn on the revolving loan facility under the Financing Agreement from time to time to meet its peak working capital requirements. Interest is payable monthly based on a 360-day year either at the prime rate plus an incremental percentage up to 0.75% per annum or at the LIBOR rate plus an incremental percentage ranging from 1.75% to 2.50% per annum. The borrower can select either the prime rate or the LIBOR rate as the basis for determining the interest rate. In either case, the incremental percentage is determined by the average excess availability. Payment of revolving loans is not required until termination of the Financing Agreement unless either (1) the outstanding balance of revolving loans and outstanding letters of credit exceeds the combined borrowing capacity of the Companies, in which case the excess would be payable upon demand from CIT or (2) a default under the Financing Agreement arises.

Short-term trade credit represents a significant source of financing for purchases of merchandise by the Company. Trade credit arises from the willingness of the Company’s vendors of these products to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor. The availability of trade credit depends on the Company’s having other sources of liquidity, as well. In particular, credit authorizations by trade creditors focus on the amount of the Company’s cash and cash equivalents and its borrowing capacity under the Financing Agreement.

Capital Expenditures

(This section and the following one provide details about certain uses of cash by the Company.)

Capital expenditures were $0.4 million in the first quarter of fiscal 2006 and $0.1 million in the first quarter of fiscal 2005.

Capital expenditures are budgeted to be $12 million for fiscal 2006, including costs of refurbishing certain stores and building new stores. See, “Stores.” This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Principal Contractual Obligations

The principal contractual obligations of the Company at January 28, 2006 were summarized in the Form 10-K.

During the first quarter of fiscal 2006, there was no material change outside the ordinary course of the Company’s business in the principal contractual obligations of the Company, taken as a whole.

Pending Litigation

The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes that pending litigation and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. See, also, “Critical Accounting Policies-Incurred But Not Reported Claims For Personal Injuries and Medical Benefits.” This paragraph constitutes forward-looking information under the Reform Act.

Meeting Cash Requirements

The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for refurbishing and building stores and replacing fixtures where appropriate. During the first quarter of fiscal 2006, the Company funded its cash requirements from net cash provided from operating activities. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities.

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

Critical Accounting Policies

(This section discusses the Company’s critical accounting policies.)

Introduction

Financial statements in accordance with generally accepted accounting principles are affected by the policies followed by management in preparing them. Some accounting policies require difficult, subjective or complex judgments by management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Among the most important accounting policies of the Company that involve such managerial judgments are the use of the retail method of accounting for inventory and the use of estimates of incurred but not reported claims for uninsured damages for personal injuries and workers’ compensation benefits and for benefits under the Company’s self-insured medical, dental and prescription plans for its associates, as well as future development costs of reported claims (collectively, “IBNR Claims”).

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

Inherent in the retail inventory method are estimates by management on current and future selling value of the inventory. These estimates, which are described in the following paragraph, can significantly impact the ending inventory valuation at cost, as well as resulting margins. In the women’s retail specialty apparel industry, sales, especially in businesses that emphasize fashionable merchandise, can vary significantly over time. Sales are volatile because of shifts in consumer spending patterns, consumer preferences and overall economic conditions; the impact of increased competition; variations in weather patterns; fluctuations in consumer acceptance of products; changes in the ability to develop new merchandise; differences in promotional strategies; and movements in consumer confidence levels. The necessity for managerial estimates based on these variables, coupled with the fact that the retail inventory method is an averaging process, can produce inventory valuations at any point in time that are inexact.

Permanent markdowns, when taken, reduce both the price and cost components of inventory on hand, which maintains the established cost-to-price relationship. Deferred markdowns can result in an overstatement of inventories under the lower of cost or market principle. Accordingly, at the end of each six-month merchandising season, management conducts a thorough review of inventory on hand and, based on management’s business judgment, estimates what quantities of current merchandise are in excess of the amounts saleable at historical margin rates. A markdown reserve is established to reduce to estimated net realizable value the carrying value of excess current merchandise and obsolete categories of merchandise.

The markdown reserve was $1.0 million at the end of the first quarter in fiscal 2006 and 2005, respectively.

Recording a reserve reduces the inventory on the Company’s balance sheet and is charged to the Company’s cost of sales. If reserves were overestimated at the end of a period, income for that period would be understated and margins for the beginning of the next period would be higher. (The opposite would be true if reserves were underestimated.)

Markdown reserves may fluctuate because the market environment is dynamic for the reasons set forth in the second paragraph in this section. However, a consistent methodology for markdown reserves is one of the Company’s important accounting objectives.

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

The Company’s methodologies for estimating liabilities for IBNR claims are discussed in the Form 10-K.

Private Label Credit Cards Issued By The Bank

In first quarter of fiscal 2005, the Company and World Financial Network National Bank (the “Bank”) were parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (the “1998 Credit Card Program Agreement”).

Under the 1998 Credit Card Program Agreement, the Bank issued credit cards to eligible Company customers who applied to the Bank. Customers met standards for creditworthiness set by the Bank with the approval of the Company. The credit cards issued by the Bank were co-branded with both the Company’s AVENUE service mark and the Bank’s name. The credit cards were used only for merchandise and services offered by the Company. Credit card holders remitted payments to the Bank, generally by mailing personal checks. The Bank also handled all statement processing, payment processing, cardholder customer service and collections from delinquent cardholders.

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

Under the Amended Agreement, the Bank pays the Company specified percentages of net credit sales and outstanding receivables, respectively, less chargebacks and “pass through” expenses. Bank payments reduce general, administrative and store operating expenses.

Net credit sales volume with the Bank was $31.1 million in the first quarter of fiscal 2006 and $31.7 million in the first quarter of fiscal 2005.

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

Stock Options

Financial Accounting Standards Board SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) requires all share-based payments to employees, including grants of employee stock options, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006, using the modified prospective method. The adoption of SFAS No. 123R increased compensation expense for the quarter $0.1 million.

Stores

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 496 stores in 37 states at April 29, 2006.

Store counts averaged 546 stores, 531 stores and 509 stores, respectively, for fiscal 2003, 2004 and 2005. The decline in store counts resulted from the Company's normal ongoing lease maintenance store closings combined with a business decision not to open significant numbers of new stores until there was a clear indication of customer acceptance of the Company's new merchandise assortment.

The Company estimates that it will close approximately 15-20 stores in fiscal 2006 as part of its normal lease maintenance program and open approximately 15-20 new stores, generally in strip shopping centers, in fiscal 2006. This paragraph contains forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Retail selling space was approximately 2.2 million square feet both at April 29, 2006 and April 30, 2005.

Depreciation and amortization of property and equipment relate principally to assets in stores and declined to $3.1 million in the first quarter of fiscal 2006 from $3.4 million in the first quarter of fiscal 2005.

E-Commerce

The Company has an Internet site (www.avenue.com) that sells a selection of the merchandise that is also for sale in the Company’s stores. The Company ships its avenue.com orders from its national distribution center in Troy, Ohio.

Suspension of Catalog Operations

The Company mailed catalogs until March 2003, when the Company suspended catalog mailings indefinitely.

The Company licensed its AVENUE trade name to a leading catalog publisher to conduct a market test of an AVENUE catalog earlier in fiscal 2006. The Company was not responsible for the costs of the market test, did not supply the merchandise featured and did not include sales to catalog customers in its reported sales. The results of the market test have been analyzed and the Company and the catalog publisher will not go forward with further mailings.

Supplemental Retirement Savings Plan

Prior to fiscal 2005, the trust under the Company’s Supplemental Retirement Savings Plan (“SRSP”) had purchased 279,870 shares using a portion of the funds accumulated in the deferred compensation account of Raphael Benaroya, the Company’s Chairman, President and Chief Executive Officer. (56.2% of the account balance at the time represented amounts withheld from Mr. Benaroya’s salary and earnings thereon and the remainder represented contributions by the Company pursuant to the general terms of the SRSP and earnings thereon.)

In the first quarter of fiscal 2005, the shares held in Mr. Benaroya’s SRSP account were classified as treasury shares and had no voting rights. With respect to the deferred compensation obligations of the SRSP, the liability was marked to market and this liability adjustment flowed through the statement of operations as either an increase or a decrease in compensation expense. With respect to the SRSP assets, marketable securities were also marked to market except shares of Company stock, which were recorded permanently at cost. This asset adjustment also flowed through the statement of operations. The liability adjustment and the asset adjustment were not necessarily equal in amount because of the disparate treatment of Company stock. In the first quarter of fiscal 2005, the market price of Company stock rose and compensation expense was increased $0.1 million as a result of the foregoing accounting treatment.

The SRSP was subsequently amended to change the status of the shares held in Mr. Benaroya’s SRSP account and to accord voting rights to the shares, which are now classified as outstanding shares. (The shares are voted by the Administrative Committee of the SRSP, composed of Company officers other than Mr. Benaroya, in the exercise of its fiduciary duties.) The change in the classification of the shares eliminated the disparate adjustments of SRSP liabilities and assets described in the preceding paragraph and the related effect on compensation expense.

Growth

The Company plans to continue its internal growth by increasing sales per square foot in its existing store base. Also, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

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

Stockholder Rights Plan

Any action by the Company’s stockholders with respect to any proposed merger or business combination with another corporation shall be taken by a majority of the votes cast at a meeting at which a quorum is present except as may be otherwise prescribed by the General Corporation Law of Delaware (the “GCL”) at the time. However, the Company’s stockholder rights plan (filed with the Commission as the exhibit to the Company’s Registration Statement on Form 8-A, dated September 15, 1999 and available online at www.sec.gov) and certain provisions of the By-Laws (filed with the Commission as Exhibit No. 3 to the Company’s Current Report on Form 8-K, dated March 2, 2006, and available online at www.sec.gov) impose restrictions on mergers and business combinations in addition to the requirements of the GCL. These rights and By-Law provisions may make it more difficult for a third party to acquire the Company even if doing so would allow the stockholders to receive a premium over the prevailing market price of the Common Stock. These rights and By-Law provisions are intended to encourage potential acquirers to negotiate and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these rights and provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect the price of the Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not hold or issue financial instruments for trading purposes.

Management of the Company believes that its exposure to interest rate risk is not material. See, however, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the penultimate paragraph under the caption “Other Liquidity Sources” regarding the variable interest rate payable on revolving loans to the Companies. The pertinent paragraph is incorporated herein by reference.

In the first quarter of fiscal 2006, expenses arising from stock appreciation rights to be settled in cash held by nonmanagement Directors were $0.5 million as a result of an increase in the market price of shares. Management of the Company believes that its exposure to market risk is not material.

The Company is not exposed to foreign currency exchange rate risk under its existing contracts, such as purchase orders for imported merchandise, which are payable in U.S. dollars. However, U.S. dollar denominated prices quoted by merchandise vendors abroad for new orders reflect, among other things, the foreign exchange rate of the U.S. dollar.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls

A committee of senior managers in the Company’s Finance Department (the “Disclosure Committee”), chaired by the Chief Financial Officer (the “CFO”), coordinates disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) with respect to information required to be disclosed by the Company (“Disclosures”) in filings with the Commission. The Company’s disclosure controls and procedures are intended to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

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

As of the end of first quarter of fiscal 2006, such an evaluation was carried out under the supervision and with the participation of the CEO and CFO. Based on this evaluation, the CEO and CFO each concluded that, at April 29, 2006, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in Commission reports is recorded, processed, summarized and reported within the requisite time periods.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of Company assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are made only in accordance with authorizations of management and the Board of Directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on financial statements.

Each fiscal quarter, the Company performs a formal evaluation, in which the Company’s CEO and CFO participate, of changes in the Company’s internal control over financial reporting. Based on this evaluation, management concluded that there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The subsection in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” captioned “Pending Litigation” is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the last month of the first quarter of fiscal 2006, the Company repurchased a total of 4,795 shares at an average price of $16.99 per share from associates of the Company in connection with net issuances of shares upon the exercise of employee stock options. (A net issuance of shares upon option exercise involves withholding a portion of the shares that otherwise would have been issued.) The Company has no present intention of repurchasing shares other than in connection with exercises of employee stock options.

The Financing Agreement does not permit the Company to pay dividends.

ITEM 5.	OTHER INFORMATION.

Bonus Agreement

On June 1, 2006, United Retail Incorporated, a subsidiary of the Company, entered into a bonus agreement with Ellen Demaio, its Senior Vice President-Merchandise (the “Bonus Agreement”). The Bonus Agreement provides for two consecutive bonus payments contingent on continued employment and achievement of goals for consolidated operating income and consolidated net sales of the Company.

The Bonus Agreement was recommended by the Compensation Committee of the Board of Directors and unanimously approved by the Board in advance.

An initial bonus payment of approximately $667,000 shall be due if three conditions are each satisfied:

(i)	the Company’s consolidated operating income shall be at least a specified amount* in any fiscal year (the “First Measurement Period”) prior to fiscal 2010;
(ii)	the Company’s consolidated operating income shall be a specified higher amount* in the fiscal year that follows the First Measurement Period; and
(iii)	the Company’s consolidated net sales shall be a specified percentage higher* in the year that follows the First Measurement Period.

A second bonus payment of approximately $333,000 shall be due if three conditions are each satisfied:

(i)	the initial bonus in the amount of approximately $667,000 shall have been earned;
(ii)	the Company’s consolidated operating income shall be a specified higher amount* in the fiscal year that follows the consecutive fiscal years referred to above; and
(iii)	the Company’s consolidated net sales in that fiscal year shall be a specified percentage higher* than in the previous year.

____
*The Company believes that the operating income amounts and net sales increase percentages included in the Bonus Agreement as performance criteria are confidential commercial or business information, the disclosure of which would have an adverse effect on the Company and put it at a competitive disadvantage.

ITEM 6. EXHIBITS.

(a)     Consolidated Financial Statements of the Corporation for first quarter of fiscal 2006 are included herein.

(b)

(1)	The following additional exhibits are filed herewith:

Number	Description
10*	Bonus Agreement dated June 1, 2006, between the Corporation and Ellen Demaio (Confidential portions filed separately with the Secretary of the Commission)
31	Certifications pursuant to Section 302

(2)	Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3)	The following additional documents available online at www.sec.gov are incorporated herein by reference:

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 2, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Standard form of Nonqualified Stock Option award agreement under the Corporation’s 2006 Equity-Based Compensation and Performance Incentive Plan (“2006 Plan”)
10.2*	Standard form of Stock Appreciation Right settled in cash under the 2006 Plan
10.3*	Standard form of Stock Appreciation Right settled in cash granted to nonmanagement Directors under the Corporation’s former Stock Appreciation Rights Plan
10.4*	Tax Accounting Fee Reimbursement Plan

The 2006 Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2006 annual meeting of stockholders is incorporated herein by reference.*

The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 28, 2006 is incorporated herein by reference:

Number in Filing	Description
10

Private Label Credit Card Program Agreement between the Corporation and United Retail Incorporated and World Financial Network National Bank (Confidential portions filed separately with the Secretary of the Commission)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 2, 2006 are incorporated herein by reference:

Number in Filing	Description
3	Amended By-laws of the Corporation
10.1*	Spring 2006 Incentive Compensation Plan Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 29, 2005 is incorporated herein by reference:

Number in Filing	Description
10	Form of Severance Pay Agreements between United Retail Incorporated and its officers hired after August 21, 2005

The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.2*	Amendment to Supplemental Retirement Savings Plan
10.3*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)
10.4*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)
10.5*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)
10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively
10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan
10.2*	Form of Severance Pay Agreement
10.3*	Amendment to 2003 Stock Option Plan
10.4*	Amendment to 2001 Stock Option Plan
10.5*	Amendment to 1999 Stock Option Plan
10.6*	Amendment to 1996 Stock Option Plan
10.7*	Amendment to 1990 Stock Option Plan
10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta
10.10*	Amendment to Benaroya Employment Agreement
10.11*	Amendment to Remeta Employment Agreement
10.12*	Amendment to Carroll Employment Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender (“CIT”)

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

_______________

*A compensatory plan for the benefit of the Corporation’s management or a management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	UNITED RETAIL GROUP, INC.

Date: June 5, 2006

By: /s/ GEORGE R. REMETA George R. Remeta, Vice Chairman of the Board, Chief Administrative Officer and Chief Financial Officer – Authorized Signature

By: /s/ JON GROSSMAN Jon Grossman, Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

(a)     Consolidated Financial Statements of the Corporation for first quarter of fiscal 2006 are included herein.

(b)

(1)	The following additional exhibits are filed herewith:

Number	Description
10*	Bonus Agreement, dated June 1, 2006, between the Corporation and Ellen Demaio (Confidential portions filed separately with the Secretary of the Commission)
31	Certifications pursuant to Section 302

(2)	Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3)	The following additional documents available online at www.sec.gov are incorporated herein by reference:

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 2, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Standard form of Nonqualified Stock Option award agreement under the Corporation’s 2006 Equity-Based Compensation and Performance Incentive Plan (“2006 Plan”)
10.2*	Standard form of Stock Appreciation Right settled in cash under the 2006 Plan
10.3*	Standard form of Stock Appreciation Right settled in cash granted to nonmanagement Directors under the Corporation’s former Stock Appreciation Rights Plan
10.4*	Tax Accounting Fee Reimbursement Plan

The 2006 Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2006 annual meeting of stockholders is incorporated herein by reference.*

The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 28, 2006 is incorporated herein by reference:

Number in Filing	Description
10

Private Label Credit Card Program Agreement between the Corporation and United Retail Incorporated and World Financial Network National Bank (Confidential portions filed separately with the Secretary of the Commission)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 2, 2006 are incorporated herein by reference:

Number in Filing	Description
3	Amended By-laws of the Corporation
10.1*	Spring 2006 Incentive Compensation Plan Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 29, 2005 is incorporated herein by reference:

Number in Filing	Description
10	Form of Severance Pay Agreements between United Retail Incorporated and its officers hired after August 21, 2005

The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.2*	Amendment to Supplemental Retirement Savings Plan
10.3*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)
10.4*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)
10.5*	Amendment, dated August 29, 2005, to Employment Agreement, dated as of September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)
10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively
10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan
10.2*	Form of Severance Pay Agreement
10.3*	Amendment to 2003 Stock Option Plan
10.4*	Amendment to 2001 Stock Option Plan
10.5*	Amendment to 1999 Stock Option Plan
10.6*	Amendment to 1996 Stock Option Plan
10.7*	Amendment to 1990 Stock Option Plan
10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya
10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta
10.10*	Amendment to Benaroya Employment Agreement
10.11*	Amendment to Remeta Employment Agreement
10.12*	Amendment to Carroll Employment Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender (“CIT”)

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