Form 10-Q
period 2006-07-29
UNITED RETAIL GROUP INC/DE
filed 2006-09-07
CIK 881905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

As of July 29, 2006, there were outstanding 13,508,019 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right. The units are referred to herein as “shares.”

ITEM 1. FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	July 29,	January 28,	July 30,
	2006	2006	2005
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$48,184	$32,268	$33,086
Accounts receivable	1,393	3,899	1,847
Inventory	62,522	62,801	54,100
Prepaid rents	4,622	4,607	4,619
Restricted cash	345	846	320
Current deferred taxes	5,208	9,350	-
Other prepaid expenses	2,368	1,448	1,794
Total current assets	124,642	115,219	95,766

Property and equipment, net	61,613	66,791	72,125
Deferred compensation plan assets	4,232	4,086	3,957
Long-term deferred taxes	10,314	9,473	189
Other intangible assets, net of accumulated
amortization of $548, $517 and $485	334	366	398
Other assets	1,267	1,561	1,294
Total assets	$202,402	$197,496	$173,729

LIABILITIES
Current liabilities:
Current portion of distribution center financing	$788	$756	$723
Current portion of capital leases	761	1,695	1,810
Accounts payable and other	33,880	29,466	31,325
Disbursement accounts	9,899	10,240	9,423
Accrued expenses	22,355	26,511	26,584
Total current liabilities	67,683	68,668	69,865

Long-term distribution center financing	1,475	1,877	2,263
Long-term capital leases	-	-	803
Deferred lease incentives	9,513	10,636	11,733
Deferred compensation plan liabilities	4,231	4,086	3,957
Other long-term liabilities	8,122	9,066	7,826
Total liabilities	91,024	94,333	96,447

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock,
$.001 par value; authorized 150,000 shares;
none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 14,851,400 shares,
14,652,400 shares, and 14,287,900 shares	15	15	14

Additional paid-in capital	89,538	87,743	85,027
Deferred compensation obligation (279,870 shares)	1,353	1,353	1,353
Retained earnings (accumulated deficit)	28,651	21,757	(1,436)
Treasury stock (1,343,381 shares, 1,312,955 shares
and 1,310,896 shares) at cost	(8,179)	(7,705)	(7,676)
Total stockholders’ equity	111,378	103,163	77,282
Total liabilities and stockholders’ equity	$202,402	$197,496	$173,729

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$120,912	$114,702	$230,332	$221,233

Cost of goods sold, including
buying and occupancy costs	89,036	83,999	170,030	164,839

Gross profit	31,876	30,703	60,302	56,394

General, administrative and
store operating expenses	25,622	26,069	51,011	50,896

Operating income	6,254	4,634	9,291	5,498

Interest income	413	144	638	199
Interest expense	(49)	(127)	(191)	(346)

Income before income taxes	6,618	4,651	9,738	5,351

Provision for income taxes	1,661	597	2,844	293

Net income	$4,957	$4,054	$6,894	$5,058

Net income per share
Basic	$0.37	$0.32	$0.51	$0.40
Diluted	$0.35	$0.31	$0.49	$0.39

Weighted average number of
shares outstanding
Basic	13,504,711	12,784,318	13,448,052	12,723,254
Common stock equivalents
(stock options)	649,802	285,332	712,291	236,261
Diluted	14,154,513	13,069,650	14,160,343	12,959,515

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$6,894	$5,058
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	6,063	6,771
Amortization of deferred charges and other
intangible assets	48	48
Loss on disposal of assets	67	177
Non-cash compensation expense	246	624
Tax benefit from exercise of stock options	(279)	-
Deferred income taxes	3,580	-
Changes in operating assets and liabilities:
Accounts receivable	2,505	(343)
Income taxes	(252)	464
Inventory	279	7,205
Accounts payable and accrued expenses	510	3,402
Other current assets	(434)	320
Deferred lease incentives	(1,123)	(1,175)
Other assets and liabilities	(666)	(892)
Net Cash Provided by Operating Activities	17,438	21,659

Investing Activities:
Capital expenditures	(953)	(262)
Deferred payment for property and equipment	-	-

Net Cash Used in Investing Activities	(953)	(262)

Financing Activities:
Repayments of long-term debt	(369)	(339)
Payments on capital lease obligations	(934)	(996)
(Decrease) increase in disbursement accounts	(341)	357
Repayments under line-of-credit agreement	-	(100)
Tax benefit from exercise of stock options	279	-
Treasury stock acquired	(474)	-
Proceeds from exercise of stock options	1,270	171

Net Cash (Used in) Financing Activities	(569)	(907)

Net increase in cash and cash equivalents	15,916	20,490
Cash and cash equivalents, beginning of period	32,268	12,596
Cash and cash equivalents, end of period	$48,184	$33,086

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

The condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended July 29, 2006 and July 30, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles for a full set of financial statements and should be read in conjunction with the financial statement disclosures contained in the Company’s 2005 Annual Report and 2005 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

Inventories are stated at the lower of cost or market and include import inventory in-transit under FOB shipping point terms. Import inventory in-transit has been included in the balance sheet and accounts payable on the basis of the FOB shipping point terms. Prior year inventory and accounts payable amounts have been revised to appropriately reflect the FOB shipping point amounts at July 30, 2005 in the amount of $12.5 million. The comparable amounts of import inventory in-transit at July 29, 2006 and January 28, 2006 was $13.9 million and $11.8 million, respectively.

Certain prior year balances have been reclassified to conform with the current year presentation.

2.	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of uncertain tax positions, financial statement classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FASB Interpretation No. 48 will have a significant impact on its consolidated financial condition, results of operations or cash flows.

3.	Net Earnings Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data includes the weighted average effect of dilutive options on the weighted average shares outstanding. The computation of earnings per diluted share excludes options whose exercise prices were greater than the average market price of the common shares for the thirteen weeks ended July 29, 2006 and July 30, 2005.

Options to purchase shares of common stock which were not included in the computation of diluted per share data were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Options	50,000	765,475	50,000	1,068,475
Range of option prices per share	$14.16 - $18.73	$7.16 - $15.13	$14.16 - $18.73	$6.31 - $15.13

4.	Vendor Discounts

The Company avails itself of excess cash positions by paying vendors earlier than required by the terms of the purchase order. Such payments resulted in additional discounts in the amount of $0.7 million and $0.5 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively, and were deducted from general, administrative and store operating expenses.

5.	Credit Cards

Charges and credits associated with credit card transactions (MasterCard, Visa, American Express, Discover, Military Star Card and private label credit) are included in general, administrative and store operating expenses and amounted to a net credit of $0.8 million and $1.2 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

6.	Stock Based Compensation

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

As a result of adopting SFAS 123R stock-based compensation expense related to stock options recognized for the twenty-six weeks ended July 29, 2006 was $0.2 million and the deferred income tax benefit recognized for stock option expense was less than $0.1 million For the thirteen weeks ended July 29, 2006, stock based compensation expense related to stock options was $0.1 million and the deferred income tax benefit recognized for stock option expense was less than $0.1 million. Cash received from the exercise of stock options was $0.9 million and $0.1 million for the twenty-six weeks and thirteen weeks ended July 29, 2006, respectively.

Prior to the adoption of SFAS 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the condensed Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash inflows. For the twenty-six weeks ended July 29, 2006, the Company reported $0.3 million of excess tax benefits as a financing cash inflow.

Under APB No. 25, the Company did not expense stock-based compensation costs during the twenty-six weeks ended July 30, 2005. The Company’s pro forma net income and pro forma earnings per share for the twenty-six weeks ended July 30, 2005, had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, would have been as follows (in thousands, except per share amounts):

	13 Weeks Ended July 30, 2005	26 Weeks Ended July 30, 2005
Net Income, as reported	$ 4,054	$ 5,058
Deduct:
Stock-based compensation	(103)	(209)
Pro forma net income	$ 3,951	$ 4,849
Net income per share:
Basic, as reported	$ .32	$ .40
Basic, pro forma	$ .31	$ .38
Diluted, as reported	$ .31	$ .39
Diluted, pro forma	$ .30	$ .37

The weighted average grant date fair value of options granted during the thirteen and twenty-six weeks ended July 29, 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 45%, expected term of 5 years, risk-free interest rate of 4.92%, and expected dividend yield of 0%. Expected volatility is based on an average of the historical volatility of the Company’s stock, the implied volatility of market options, peer company volatility, and other factors. The average expected life represents the period of time that option grants are expected to be outstanding and is derived from historical terms and other factors. The risk-free rate is based on the rate of U.S. Treasury securities at a constant maturity equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

A summary of stock option activity under the Company’s stock-based compensation plans for the twenty-six weeks ended July 29, 2006 is summarized below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 28, 2006	1,502,300	$ 6.86
Granted	50,000	15.53
Exercised	(199,000)	6.38
Forfeited or expired	(3,800)	4.81
Outstanding at July 29, 2006	1,349,500	$ 7.26	4.56	$ 9,697
Exercisable at July 29, 2006	1,048,400	$ 7.44	3.61	$ 7,295

The weighted-average grant-date fair value of options granted during the twenty-six weeks ended July 29, 2006 was $ 7.13 and the total intrinsic value of options exercised during the same period was $2.3 million. As of July 29, 2006, the total unrecognized compensation cost related to outstanding non-vested options was $0.8 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

7.	Financing Arrangements

In 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64%. Interest and principal are payable in equal monthly installments beginning May 1994. The loan is collateralized by a mortgage on the national distribution center owned by the Company in Troy, Ohio.

The Company and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997 (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”) that provides a revolving line of credit for a term ending on August 15, 2008. The maximum amount available under the line of credit is $50 million, which is subject to availability of credit under an asset-based formula.

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

The Financing Agreement also includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to, among other things, making certain investments, declaring or paying dividends, making loans, engaging in certain transactions with affiliates, consolidating, merging, making acquisitions outside the ordinary course of business or incurring indebtedness to third parties for borrowed money.

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

The line of credit is collateralized by a security interest in) inventory and its proceeds ii) bank credit card receivables and iii) the balance on deposit from time to time in a bank account that has been pledged to the lenders.

At July 29, 2006, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $5.3 million, trade letters of credit for the account of the Companies were outstanding in the amount of $28.8 million, standby letters of credit were outstanding in the amount of $6.1 million and no loan from CIT was outstanding. The Company’s balance sheet cash and cash equivalents of $48.2 million were unrestricted.

The Company is required by CIT, Inc. to maintain at all times balances in a designated account in an amount not less than 25% of the amount of gift cards and merchandise credits issued and not redeemed during the prior six-month period. The balance in this account as of July 29, 2006 was $0.3 million and was classified as restricted cash on the balance sheet.

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

8.	Income Taxes

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

9.	Stock Appreciation Rights

In the second quarter of fiscal 2000 and annually thereafter through the second quarter of fiscal 2004, each non-management Director received an award of stock appreciation rights (“SAR’s”) under the Company’s Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously under the Company’s Stock Option Plans. The payment will be an amount equivalent to the equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the exercise price of the corresponding option. Further, SAR’s were awarded in June 2005 that provide for payment of an amount equivalent to twice the equity in the related option.

In May 2006, each non-management Director received an award of 10,000 SAR’s under the Company’s 2006 Equity-Based Compensation and Performance Incentive Plan (the “2006 Plan”). SAR’s under the 2006 Plan are free standing and exercisable for a term of seven years in four equal annual installments commencing on the first anniversary of the date of grant.

The amount accrued at July 29, 2006 was $1.2 million for future potential payments; none of which had been made as of such date.

10.	Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Cash interest paid	$ 121	$136	$ 285	$ 361
Cash interest received	(347)	(142)	(661)	(197)
Net cash interest (received) paid	($226)	$ 6	($376)	$ 164

Income taxes paid	$ 469	$ 96	$ 555	$ 119
Income taxes refunded	(3)	0	(21)	(291)
Net income taxes paid (refunded)	$ 466	$ 96	$534	($172)

The Company, in certain stock option plans, allows its participants to tender shares of common stock instead of cash when exercising their stock options. Non-cash financing activities include the receipt of 30,426 shares of Company stock with a market value equal to the exercise price of the options exercised in the amount of approximately $474,000 in the twenty-six weeks ended July 29, 2006.

11.	Contingencies

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

Customer Base

The Company serves the mass market in the United States and targets fashion conscious women who are from 25 to 55 years of age and wear size 14 or larger apparel. Management believes that the number of women in this age range who wear large size apparel has increased in recent years.

Merchandising and Marketing

Design is an important aspect of the Company’s products. Many AVENUE® and AVENUE BODY® products are custom designed. The Company emphasizes a contemporary brand image and consistency of merchandise quality and fit.

The Company has used direct mail, print media advertising, credit card statement inserts, in-store signage and e-mail messages in its marketing activities.

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. At July 29, 2006, it leased 495 stores in 37 states. See, “Stores.” The Company also has operated a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.

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

Increased Competition

The women’s retail apparel and shoe industries are highly competitive. Operating results of businesses in these industries, especially businesses that emphasize fashionable merchandise, can vary materially from year to year. The Company’s competition includes other specialty retailers, mass merchants, department stores, discount stores, mail order companies, television shopping channels and Internet websites. Management believes that total sales of large size women’s apparel from these sources of supply increased in recent years. Among specialty retailers for large size women like the Company, the competition includes large store chains that have announced long-term store growth plans to aggressively expand into additional strip shopping center locations. (Most of the Company’s stores are in strip shopping center locations.)

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

Seasonal store sales data (with sales improvements versus the previous comparable period in bold type) follow:

	2003		2004		2005		2006
	Spring	Fall	Spring	Fall	Spring	Fall	Spring
Total store sales ($ millions)*	$203.5	$187.7	$196.0	$196.9	$215.6	$209.0	$221.4
Sales per average store ($000’s)	$371	$344	$368	$372	$422	$412	$445
Average number of stores	548	545	532	529	511	507	497
Comparable store sales**	-9.3%	-4.2%	-2.2%	+6.8%	+12.8%	+10.2%	+4.8%

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

Store Count

Store counts averaged 546 stores, 531 stores and 509 stores, respectively, for fiscal 2003, 2004 and 2005. The decline in store counts resulted from the Company’s normal ongoing lease maintenance store closings combined with a business decision not to open significant numbers of new stores until there was a clear indication of customer acceptance of the Company’s new merchandise assortment.

The Company estimates that in fiscal 2006 it will close approximately 15-20 stores as part of its normal lease maintenance program and open approximately 10 new stores, generally in strip shopping centers. This paragraph contains forward-looking information under the Private Securities Litigation Reform Act (the “Reform Act”), which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

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

Growth

The Company plans to continue its internal growth by increasing sales per square foot in its existing store base and will consider further store openings. Also, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

DISCUSSION AND ANALYSIS

(This section and the following one provide details about the material line items in the Company’s statements of operations.)

Second quarter of fiscal 2006 versus second quarter of fiscal 2005

Net sales for second quarter of fiscal 2006 increased 5.4% from second quarter of fiscal 2005, to $120.9 million from $114.7 million.

The principal sources of net sales growth were as follows:

Amount	Attributable to
$6.9 million	6.3% increase in comparable store sales
0.2 million	new store
(2.5) million	closed stores
1.6 million	other
$6.2 million	Total

In the second quarter of fiscal 2006, average price per unit sold decreased approximately 1%, units sold per average store increased approximately 8% and transactions per average store increased approximately 6%.

There was better customer acceptance of knit tops and woven bottoms, which increased sales by $6.6 million in comparison to the second quarter of fiscal 2005.

The average number of stores decreased from 510 to 496. See, “Stores.”

Gross profit increased to $31.9 million in second quarter of fiscal 2006 from $30.7 million in second quarter of fiscal 2005, decreasing, however, as a percentage of net sales to 26.4% from 26.8%. Gross profit as a percentage of net sales decreased principally because increases in freight and marketing expenses (50 basis points in the aggregate as a percentage of net sales) and a decrease in merchandise margins (20 basis points) were only partially offset by a decrease in buying and occupancy expense (30 basis points). Future gross profit levels will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses decreased to $25.6 million in the second quarter of fiscal 2006 from $26.1 million in the second quarter of fiscal 2005 and decreased as a percentage of net sales to 21.2% from 22.7%. General, administrative and store operating expenses decreased as a percentage of net sales principally because of decreases in incentive compensation (80 basis points) and store payroll (50 basis points).

Operating income increased 35% to $6.3 million in the second quarter of fiscal 2006 from $4.6 million in the second quarter of fiscal 2005.

The provision for income taxes was $1.7 million in the second quarter of fiscal 2006 and $0.6 million in the second quarter of fiscal 2005. (At July 29, 2006, the Company had federal net operating loss carryforwards (“NOL’s”) of approximately $6 million and state NOL’s of approximately $57 million.) The Company’s effective tax rate was 25.1% for the second quarter of fiscal 2006 and 12.8% for the second quarter of fiscal 2005.

Net income increased 22% to $5.0 million in the second quarter of fiscal 2006 from $4.1 million in the second quarter of fiscal 2005.

First half of fiscal 2006 versus first half of fiscal 2005

Net sales for first half of fiscal 2006 increased 4.1% from first half of fiscal 2005, to $230.3 million from $221.2 million.

The principal sources of net sales growth were as follows:

Amount	Attributable to
$10.2 million	4.8% increase in comparable store sales
0.3 million	new store
(4.9) million	closed stores
3.5 million	other
$9.1 million	Total

In the first half of fiscal 2006, average price per unit sold increased approximately 1%, units sold per average store increased approximately 4% and transactions per average store increased approximately 4%.

There was better customer acceptance of knit tops, which increased sales by $8.2 million in comparison to the first half of fiscal 2005.

The average number of stores decreased from 511 to 497. See, “Stores.”

Gross profit increased to $60.3 million in first half of fiscal 2006 from $56.4 million in first half of fiscal 2005, increasing as a percentage of net sales to 26.2% from 25.5%. Gross profit as a percentage of net sales increased principally because merchandise margins increased (60 basis points).

General, administrative and store operating expenses increased to $51.0 million in the first half of fiscal 2006 from $50.9 million in the first half of fiscal 2005 but decreased as a percentage of net sales to 22.1% from 23.0%, primarily as a result of lower store payroll (50 basis points) and incentive compensation (40 basis points).

Operating income increased 69% to $9.3 million in the first half of fiscal 2006 from $5.5 million in the first half of fiscal 2005.

The provision for income taxes was $2.8 million in the first half of fiscal 2006 and $0.3 million in the first half of fiscal 2005. The Company’s effective tax rate was 29.2% for the first half of fiscal 2006 and 5.5% for the first half of fiscal 2005.

Net income increased 36% to $6.9 million in the first half of fiscal 2006 from $5.1 million in the first half of fiscal 2005.

August Sales

Net sales for August 2006 increased 2.2% from August 2005, to $26.4 million from $25.8 million, principally from a 3.3% increase in comparable store sales for the month.

Increased Competition

The women’s retail apparel and shoe industries are highly competitive. Operating results of businesses in these industries, especially businesses that emphasize fashionable merchandise, can vary materially from year to year. The Company’s competition includes other specialty retailers, mass merchants, department stores, discount stores, mail order companies, television shopping channels and Internet websites. Management believes that total sales of large size women’s apparel from these sources of supply increased in recent years. Among specialty retailers for large size women like the Company, the competition includes large store chains that have announced long-term store growth plans to aggressively expand into additional strip shopping center locations. (Most of the Company’s stores are in strip shopping center locations.)

Liquidity and Capital Resources

(This section provides details about the Company’s sources of liquidity.)

Cash Flow

Net cash provided from operating activities decreased to $17.4 million in the first half of fiscal 2006 from $21.7 million in the first half of fiscal 2005, principally because inventory decreased by only $0.3 million in the first half of fiscal 2006 compared to a decrease of $7.2 million in first half of fiscal 2005. The smaller decrease in inventory was partially offset by a provision for deferred income taxes of $3.6 million in the first half of fiscal 2006; there was no such provision in the first half of fiscal 2005.

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents increased to $48.2 million at July 29, 2006 from $33.1 million at July 30, 2005 and $32.3 million at January 28, 2006.

Inventories were stated at $62.5 million at July 29, 2006 compared with $54.1 million at July 30, 2005 and $62.8 million at January 28, 2006. (Inventories at July 30, 2005 have been revised to include import in-transit inventories on a basis consistent with that used at July 29, 2006 and fiscal 2005 year end. See, Note 1 to the consolidated financial statements.) Inventory, excluding shop @ home inventory and import in-transit inventory, on a cost per square foot basis increased 16.4% from July 30, 2005 to July 29, 2006. The increase in inventory compared with July 30, 2005 was principally the result of (i) deliveries of merchandise in July 2006 earlier than scheduled and in August 2005 later than scheduled and (ii) orders for larger quantities of on-hand merchandise in anticipation of higher demand. See, “August Sales.” Variations in inventory levels may continue to affect net cash provided by operating activities in the future. See, “Cash Flow.”

Inventory levels are seasonal. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment decreased to $61.6 million at July 29, 2006 from $72.1 million at July 30, 2005 and $66.8 million at January 28, 2006, principally from depreciation.

Other Liquidity Sources

Purchases of merchandise directly imported by the Company are made in U.S. dollars and generally financed by trade letters of credit. The Company was the importer of record for 54% of its total purchases in fiscal 2005.

The Financing Agreement has a term expiring on August 15, 2008. The line of credit is $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At July 29, 2006, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $28.8 million and standby letters of credit were outstanding in the amount of $6.1 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.

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

The combined borrowing capacity of the Companies under the Financing Agreement is cyclical due to the seasonality of the retail industry. At July 29, 2006, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $5.3 million; the Pledged Account had a zero balance; no loan was outstanding; and the Companies’ balance sheet cash and cash equivalents of $48.2 million were unrestricted. The Company has agreed with CIT to have its subsidiary, Avenue Giftcards, Inc. (which issues AVENUE® giftcards), maintain a minimum level of high-grade liquid investments. These investments, which amounted to $0.3 million, were classified as restricted cash on the balance sheet at July 29, 2006 and will fluctuate each quarter in relation to the volume of net issuances of AVENUE® giftcards and merchandise credits during the previous six months. (The volume of net issuances is seasonal.)

The line of credit is collateralized by (i) inventory and its proceeds, (ii) receivables from credit card companies and (iii) the balance, if any, from time to time in the Pledged Account.

The Financing Agreement includes certain restrictive covenants that (i) impose limitations (subject to certain exceptions) on the Companies with respect to making certain investments, declaring or paying dividends, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business, (ii) prohibit the Company from incurring secured indebtedness to third parties for borrowed money and (iii) limit the amount of unsecured indebtedness to third parties for borrowed money to $250,000 outstanding at any time.

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

Capital expenditures were $1.0 million in the first half of fiscal 2006 and $0.3 million in the first half of fiscal 2005.

Capital expenditures are estimated to be $10 million for fiscal 2006, including costs of refurbishing certain stores and building new stores. See, “Stores.” The Company has sufficient cash and cash equivalents for its planned capital expenditures. This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Principal Contractual Obligations

The principal contractual obligations of the Company at January 28, 2006 were summarized in the Form 10-K.

During the first half of fiscal 2006, there was no material change outside the ordinary course of the Company’s business in the principal contractual obligations of the Company, taken as a whole.

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

Meeting Cash Requirements

The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for refurbishing and building stores and replacing fixtures where appropriate. During the first half of fiscal 2006, the Company funded its cash requirements from net cash provided from operating activities. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities.

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

The markdown reserve was $0.8 million at July 29, 2006 and $1.3 million at July 30, 2005.

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

Private Label Credit Cards Issued By The Bank

In first half of fiscal 2005, the Company and World Financial Network National Bank (the “Bank”) were parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (the “1998 Credit Card Program Agreement”).

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

Net credit sales volume with the Bank was $68.8 million in the first half of fiscal 2006 and $66.6 million in the first half of fiscal 2005.

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

Stock Options

Financial Accounting Standards Board SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) requires all share-based payments to employees, including grants of employee stock options, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006, using the modified prospective method. The adoption of SFAS No. 123R increased compensation expense for the second quarter of fiscal 2006 by $0.1 million.

Stores

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 495 stores in 37 states at July 29, 2006.

Store counts averaged 546 stores, 531 stores and 509 stores, respectively, for fiscal 2003, 2004 and 2005. The decline in store counts resulted from the Company’s normal ongoing lease maintenance store closings combined with a business decision not to open significant numbers of new stores until there was a clear indication of customer acceptance of the Company’s new merchandise assortment.

The Company estimates that in fiscal 2006 it will close approximately 15-20 stores as part of its normal lease maintenance program and open approximately 10 new stores, generally in strip shopping centers. This paragraph contains forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Retail selling space was approximately 2.2 million square feet both at July 29, 2006 and July 30, 2005.

Depreciation and amortization of property and equipment relate principally to assets in stores and declined to $6.1 million in the first half of fiscal 2006 from $6.8 million in the first half of fiscal 2005.

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

In the second quarter of fiscal 2005, the SRSP was amended to change the status of the shares held in Mr. Benaroya’s SRSP account and to accord voting rights to the shares, which are now classified as outstanding shares. (The shares are voted by the Administrative Committee of the SRSP, composed of Company officers other than Mr. Benaroya, in the exercise of its fiduciary duties.) The change in the classification of the shares eliminated the disparate adjustments of SRSP liabilities and assets described in the preceding paragraph and the related effect on compensation expense.

Growth

The Company plans to continue its internal growth by increasing sales per square foot in its existing store base and will consider further store openings. Also, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

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

Stockholder Rights Plan

Any action by the Company’s stockholders with respect to any proposed merger or business combination with another corporation shall be taken by a majority of the votes cast at a meeting at which a quorum is present except as may be otherwise prescribed by the General Corporation Law of Delaware (the “GCL”) at the time. However, the Company’s stockholder rights plan (filed with the Commission as the exhibit to the Company’s Registration Statement on Form 8-A, dated September 15, 1999, and available online at www.sec.gov) and certain provisions of the By-Laws (filed with the Commission as Exhibit No. 3 to the Company’s Current Report on Form 8-K, dated March 2, 2006, and available online at www.sec.gov) impose restrictions on mergers and business combinations in addition to the requirements of the GCL. These rights and By-Law provisions may make it more difficult for a third party to acquire the Company even if doing so would allow the stockholders to receive a premium over the prevailing market price of the Common Stock. These rights and By-Law provisions are intended to encourage potential acquirers to negotiate and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these rights and provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect the price of the Common Stock.

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

In the second quarter of fiscal 2006, a decrease in the market price of Company stock reduced compensation expense related to stock appreciation rights to be settled in cash (“SAR’s”) held by the nonmanagement Directors. The amount of the reduction in the second quarter was $0.3 million. On the contrary, in the first quarter of fiscal 2006, an increase in the market price of Company stock increased compensation expense related to SAR’s by $0.5 million. Management of the Company believes that its equity price risk at the current market price of Company stock is not material.

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

As of the end of second quarter of fiscal 2006, such an evaluation was carried out under the supervision and with the participation of the CEO and CFO. Based on this evaluation, the CEO and CFO each concluded that, at July 29, 2006, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in Commission reports is recorded, processed, summarized and reported within the requisite time periods.

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

Each fiscal quarter, the Company performs a formal evaluation, in which the Company’s CEO and CFO participate, of changes in the Company’s internal control over financial reporting. Based on this evaluation, management concluded that there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The subsection in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” captioned “Pending Litigation” is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the first month of the second quarter of fiscal 2006, the Company repurchased a total of 25,631 shares at the then current market price of $15.33 per share from Raphael Benaroya, the Company’s Chairman of the Board, President and Chief Executive Officer. The repurchase was in connection with a net issuance of 12,369 shares upon the exercise of employee stock options by Mr. Benaroya, as provided in the pertinent stock option plan. (A net issuance of shares upon option exercise involves withholding a portion of the shares that otherwise would have been issued in lieu of cash payment by the optionholder of the exercise price and withholding taxes.) The Company has no present intention of repurchasing shares other than in connection with net issuances of shares upon exercises of employee stock options, as provided in the Company’s stock option plans.

The Financing Agreement does not permit the Company to pay dividends.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Annual Meeting of Stockholders (the “Meeting”) was held on May 26, 2006.

(c)	(i) The Meeting elected all the directors of the Company for terms ending at the next Annual Meeting of Stockholders, by the following vote:

Name	For	Withhold Authority to Vote
Joseph A. Alutto	11,058,962	1,582,684
Raphael Benaroya	11,955,954	685,692
Joseph Ciechanover	11,822,454	819,912
Ross B. Glickman	12,100,484	541,162
Michael Goldstein	11,030,445	1,611,201
Ilan Kaufthal	11,957,284	684,362
Vincent P. Langone	11,957,501	684,145
George R. Remeta	11,957,201	684,445
Richard W. Rubenstein	11,106,446	1,535,200

(ii)       The Meeting approved the adoption of the 2006 Equity-Based Compensation and Performance Incentive Plan by a vote of 8,331,191 FOR, 1,712,995 AGAINST and 70,442 ABSTAIN.

ITEM 5. OTHER INFORMATION.

(a)       The Company is a party to Employment Agreements, dated September 3, 2004, with Raphael Benaroya, the Company’s Chairman of the Board, President and Chief Executive Officer, and George R. Remeta, the Company’s Vice Chairman of the Board and Chief Administrative Officer (collectively, the “Employment Agreements”).

On August 25, 2005, the Compensation Committee, having discussed the provisions of the Employment Agreements at two previous meetings, recommended extending the term of each of the Employment Agreements by one year, that is, to September 3, 2011, with no change in the other contractual provisions. The extension of the term of the Employment Agreements was approved by the Board in executive session among the nonmanagement Directors later on August 25, 2006.

The amendments to the Employment Agreements discussed above were authorized by the Board in order to assure the continued availability of the services of Messrs. Benaroya and Remeta.

On September 5, 2006, the Company entered into Amendments to the Employment Agreements with Messrs. Benaroya and Remeta, respectively, extending the contractual term by one year.

The Employment Agreements and the amendments discussed above are exhibits to this Report.

ITEM 6. EXHIBITS.

(a)        Consolidated Financial Statements of the Corporation for second quarter of fiscal 2006 are included herein.

(b)

(1)	The following additional exhibits are filed herewith:

Number	Description
10.1*	Amendment dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)
10.2*	Amendment dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)
10.3*	Form of Incentive Stock Option Award Agreement under the Corporation’s 2006 Equity-Based Compensation and Performance Incentive Plan (“2006 Plan”)
31	Certifications pursuant to Section 302

(2) Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3) The following additional documents available online at www.sec.gov are incorporated herein by reference:

The following exhibit to the Corporation’s Current Report on Form 8-K filed on August 31, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on August 24, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Incentive Compensation Award Agreement under 2006 Plan
10.2*	Form of Stock Appreciation Rights settled in stock award agreement under 2006 Plan
10.3*	Form of Restricted Stock Award Agreement under 2006 Plan

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus Agreement, dated June 1, 2006, between the Corporation and Ellen Demaio (Confidential portions filed separately with the Secretary of the Commission)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 2, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Nonqualified Stock Option award agreement under the 2006 Plan
10.2*	Form of Stock Appreciation Right settled in cash award agreement under the 2006 Plan
10.3*	Form of Stock Appreciation Right settled in cash granted to nonmanagement Directors under the Corporation’s former Stock Appreciation Rights Plan
10.4*	Tax Accounting Fee Reimbursement Plan

The 2006 Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2006 annual meeting of stockholders is incorporated herein by reference.*

The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 28, 2006 is incorporated herein by reference:

Number in Filing	Description
10

Private Label Credit Card Program Agreement between the Corporation and United Retail Incorporated and World Financial Network National Bank (“Private Label Credit Card Program Agreement”) (Confidential portions filed separately with the Secretary of the Commission)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 2, 2006 are incorporated herein by reference:

Number in Filing	Description
3	Amended By-laws of the Corporation
10.1*	Spring 2006 Incentive Compensation Plan Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 29, 2005 is incorporated herein by reference:

Number in Filing	Description
10	Form of Severance Pay Agreements between United Retail Incorporated and its officers hired after August 21, 2005

The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.2*	Amendment to Supplemental Retirement Savings Plan
10.3*	Amendment, dated August 29, 2005, to Benaroya Employment Agreement
10.4*	Amendment, dated August 29, 2005, to Remeta Employment Agreement
10.5*	Amendment, dated August 29, 2005, to Carroll Employment Agreement
10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively
10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan
10.2*	Form of Severance Pay Agreement
10.3*	Amendment to 2003 Stock Option Plan
10.4*	Amendment to 2001 Stock Option Plan
10.5*	Amendment to 1999 Stock Option Plan
10.6*	Amendment to 1996 Stock Option Plan
10.7*	Amendment to 1990 Stock Option Plan
10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya (“Benaroya Stock Option”)
10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta (“Remeta Stock Option”)
10.10*	Amendment to Benaroya Employment Agreement
10.11*	Amendment to Remeta Employment Agreement
10.12*	Amendment to Carroll Employment Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender (“CIT”)

The 2003 Stock Option Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

The following exhibit to the Corporation’s Annual Report on Form 10-K/A for the year ended February 1, 2003 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated January 31, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated August 2, 2002, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended February 2, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated April 5, 2002, to Private Label Credit Card Program Agreement, dated January 27, 1998
10.2	Amendment, dated December 29, 1999, to Private Label Credit Card Program Agreement
10.3	Amendment, dated August 19, 1999, to Private Label Credit Card Program Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

Number in Filing	Description
10.4*	Summary Plan Description for United Retail Group, Inc. Incentive Compensation Program for Executives
10.5	Amendment, dated October 1, 2001, to Private Label Credit Card Program Agreement

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

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Stock Option
10.2*	Remeta Stock Option

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1	Restated Stockholders’ Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto
10.2	Private Label Credit Card Program Agreement
10.4*	Restated 1990 Stock Option Plan as of March 6, 1998
10.5*	Restated 1990 Stock Option Plan as of May 28, 1996
10.6*	Restated 1996 Stock Option Plan as of March 6, 1998

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement

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

Date: September 7, 2006

By: /s/ GEORGE R. REMETA George R. Remeta, Vice Chairman of the Board, Chief Administrative Officer and Chief Financial Officer – Authorized Signature

By: /s/ JON GROSSMAN Jon Grossman, Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

(a)        Consolidated Financial Statements of the Corporation for first quarter of fiscal 2006 are included herein.

(b)

(1)	The following additional exhibits are filed herewith:

Number	Description
10.1*	Amendment dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)
10.2*	Amendment dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)
10.3*	Form of Incentive Stock Option Award Agreement under the Corporation’s 2006 Equity-Based Compensation and Performance Incentive Plan (“2006 Plan”)
31	Certifications pursuant to Section 302

(2) Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3) The following additional documents available online at www.sec.gov are incorporated herein by reference:

The following exhibit to the Corporation’s Current Report on Form 8-K filed on August 31, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on August 24, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Incentive Compensation Award Agreement under 2006 Plan
10.2*	Form of Stock Appreciation Rights settled in stock award agreement under 2006 Plan
10.3*	Form of Restricted Stock Award Agreement under 2006 Plan

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus Agreement, dated June 1, 2006, between the Corporation and Ellen Demaio (Confidential portions filed separately with the Secretary of the Commission)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 2, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Nonqualified Stock Option award agreement under 2006 Plan
10.2*	Form of Stock Appreciation Right settled in cash award agreement under the 2006 Plan
10.3*	Form of Stock Appreciation Right settled in cash granted to nonmanagement Directors under the Corporation’s former Stock Appreciation Rights Plan
10.4*	Tax Accounting Fee Reimbursement Plan

The 2006 Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2006 annual meeting of stockholders is incorporated herein by reference.*

The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 28, 2006 is incorporated herein by reference:

Number in Filing	Description
10

Private Label Credit Card Program Agreement between the Corporation and United Retail Incorporated and World Financial Network National Bank (“Private Label Credit Card Program Agreement”) (Confidential portions filed separately with the Secretary of the Commission)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 2, 2006 are incorporated herein by reference:

Number in Filing	Description
3	Amended By-laws of the Corporation
10.1*	Spring 2006 Incentive Compensation Plan Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 29, 2005 is incorporated herein by reference:

Number in Filing	Description
10	Form of Severance Pay Agreements between United Retail Incorporated and its officers hired after August 21, 2005

The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.2*	Amendment to Supplemental Retirement Savings Plan
10.3*	Amendment, dated August 29, 2005, to Benaroya Employment Agreement
10.4*	Amendment, dated August 29, 2005, to Remeta Employment Agreement
10.5*	Amendment, dated August 29, 2005, to Carroll Employment Agreement
10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively
10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan
10.2*	Form of Severance Pay Agreement
10.3*	Amendment to 2003 Stock Option Plan
10.4*	Amendment to 2001 Stock Option Plan
10.5*	Amendment to 1999 Stock Option Plan
10.6*	Amendment to 1996 Stock Option Plan
10.7*	Amendment to 1990 Stock Option Plan
10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya ("Benaroya Stock Option")
10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta ("Remeta Stock Option")
10.10*	Amendment to Benaroya Employment Agreement
10.11*	Amendment to Remeta Employment Agreement
10.12*	Amendment to Carroll Employment Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement
10.2*	Remeta Employment Agreement
10.3*	Carroll Employment Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc., as Agent and Lender (“CIT”)

The 2003 Stock Option Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2003 annual meeting of stockholders is incorporated herein by reference.*

The following exhibit to the Corporation’s Annual Report on Form 10-K/A for the year ended February 1, 2003 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated January 31, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated August 2, 2002, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended February 2, 2002 are incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated April 5, 2002, to Private Label Credit Card Program Agreement, dated January 27, 1998
10.2	Amendment, dated December 29, 1999, to Private Label Credit Card Program Agreement
10.3	Amendment, dated August 19, 1999, to Private Label Credit Card Program Agreement

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 3, 2001 are incorporated herein by reference:

Number in Filing	Description
10.4*	Summary Plan Description for United Retail Group, Inc. Incentive Compensation Program for Executives
10.5	Amendment, dated October 1, 2001, to Private Label Credit Card Program Agreement

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

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Stock Option
10.2*	Remeta Stock Option

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1	Restated Stockholders’ Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto
10.2	Private Label Credit Card Program Agreement
10.4*	Restated 1990 Stock Option Plan as of March 6, 1998
10.5*	Restated 1990 Stock Option Plan as of May 28, 1996
10.6*	Restated 1996 Stock Option Plan as of March 6, 1998

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement

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