Form 10-Q
period 2006-10-28
UNITED RETAIL GROUP INC/DE
filed 2006-12-07
CIK 881905

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________

Commission file number 00019774

United Retail Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of Incorporation or organization	51 0303670 (I.R.S. Employer Identification No.)

365 West Passaic Street, Rochelle Park, NJ (Address of principal executive offices)	07662 (Zip Code)

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

As of October 28, 2006, there were outstanding 13,813,113 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right. The units are referred to herein as “shares.”

PART 1.          FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	October 28,	January 28,	October 29,
	2006	2006	2005
ASSETS	(Unaudited)		(Unaudited)
Current assets:
Cash and cash equivalents	$32,860	$32,268	$15,859
Accounts receivable	2,218	3,899	2,773
Inventory	81,338	62,801	75,839
Prepaid rents	4,640	4,607	4,585
Restricted cash	348	846	311
Current deferred taxes	4,676	9,350	-
Other prepaid expenses	2,564	1,448	1,933
Total current assets	128,644	115,219	101,300

Property and equipment, net	60,562	66,791	69,210
Deferred compensation plan assets	4,729	4,086	4,277
Long-term deferred taxes	11,245	9,473	184
Deferred charges and other intangible assets, net of
accumulated amortization of $563, $517 and $501	319	366	382
Other assets	1,270	1,561	1,587
Total assets	$206,769	$197,496	$176,940
LIABILITIES
Current liabilities:
Current portion of distribution center financing	$805	756	$739
Current portion of capital leases	281	$1,695	1,829
Accounts payable and other	32,418	29,466	32,777
Disbursement accounts	12,553	10,240	11,470
Accrued expenses	22,882	26,511	23,716
Total current liabilities	68,939	68,668	70,531

Long-term distribution center financing	1,267	1,877	2,072
Long-term capital leases	-	-	324
Deferred lease incentives	9,005	10,636	11,271
Deferred compensation plan liabilities	4,729	4,086	4,277
Other long-term liabilities	8,820	9,066	7,828
Total liabilities	92,760	94,333	96,303

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized
1,000,000 shares; none issued
Series A junior participating preferred stock,
$.001 par value; authorized 150,000 shares;
none issued
Common stock, $.001 par value; authorized
30,000,000 shares; issued 15,217,600 shares,
14,652,400 shares, and 14,498,900 shares	15	15	14
Additional paid-in capital	92,091	87,743	86,528
Deferred compensation obligation (279,870 shares)	1,353	1,353	1,353
Retained earnings	29,739	21,757	418
Treasury stock (1,404,487 shares, 1,312,955 shares,
1,310,896 shares) at cost	(9,189)	(7,705)	(7,676)
Total stockholders’ equity	114,009	103,163	80,637
Total liabilities and stockholders’ equity	$206,769	$197,496	$176,940

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	$104,230	$98,061	$334,563	$319,294

Cost of goods sold, including
buying and occupancy costs	78,567	72,995	248,598	237,834

Gross profit	25,663	25,066	85,965	81,460

General, administrative and
store operating expenses	23,270	23,422	74,281	74,318

Operating income	2,393	1,644	11,684	7,142

Interest income	333	115	971	314
Interest expense	(152)	(133)	(343)	(479)

Income before income taxes	2,574	1,626	12,312	6,977

Provision for (benefit from) income taxes	1,485	(228)	4,329	65

Net income	$1,089	$1,854	$7,983	$6,912

Net income per share
Basic	$0.08	$0.14	$0.59	$0.54
Diluted	$0.08	$0.14	$0.56	$0.53

Weighted average number of
shares outstanding
Basic	13,734,352	13,104,279	13,543,485	12,850,262
Common stock equivalents
(stock options)	575,315	393,596	640,971	297,716
Diluted	14,309,667	13,497,875	14,184,456	13,147,978

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
Cash Flows From Operating Activities:
Net income	$7,983	$6,912
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	9,014	10,076
Amortization of deferred charges and other
intangible assets	71	71
Loss on disposal of assets	238	375
Deferred compensation expense	481	624
Excess tax benefit from exercise of stock options	(1,297)	-
Gain on insurance proceeds	(700)	-
Deferred income taxes	4,199	-
Changes in operating assets and liabilities:
Accounts receivable	2,458	(1,269)
Income taxes	(351)	75
Inventory	(18,537)	(13,961)
Accounts payable and accrued expenses	(326)	1,791
Other current assets	(651)	224
Deferred lease incentives	(1,631)	(1,637)
Other assets and liabilities	20	(1,190)
Net Cash Provided by Operating Activities	971	2,091

Investing Activities:
Capital expenditures	(3,023)	(941)
Deferred payment for property and equipment	-	107
Gain on insurance proceeds	(77)	-

Net Cash Used in Investing Activities	(3,100)	(834)

Financing Activities:
Repayments of long-term debt	(561)	(515)
Payments on capital lease obligations	(1,414)	(1,455)
Increase in disbursement accounts	2,313	2,404
Net repayments under line-of-credit agreement	-	(100)
Excess tax benefit from exercise of stock options	1,297	-
Treasury stock acquired	(1,484)	-
Proceeds from exercise of stock options	2,570	1,672

Net Cash Provided by Financing Activities	2,721	2,006

Net increase in cash and cash equivalents	592	3,263
Cash and cash equivalents, beginning of period	32,268	12,596
Cash and cash equivalents, end of period	$32,860	$15,859

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

The condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles for a full set of financial statements and should be read in conjunction with the financial statement disclosures contained in the Company’s 2005 Annual Report and 2005 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

Inventories are stated at the lower of cost or market and include import inventory in-transit under FOB shipping point terms. Import inventory in-transit has been included in the balance sheet and accounts payable on the basis of the FOB shipping point terms. Prior year inventory and accounts payable amounts have been revised to appropriately reflect the FOB shipping point amounts at October 29, 2005 in the amount of $12.4 million. The comparable amounts of import inventory in-transit at October 28, 2006 and January 28, 2006 was $12.1 million and $12.5 million, respectively.

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

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance in this FSP shall be applied in the first reporting period beginning after December 15, 2005. The Company does not believe this FSP will have a significant impact on its consolidated financial condition, results of operations or cash flows.

In September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which shall be applied in the first reporting period beginning after December 15, 2006. The Company does not maintain a defined benefit pension plan. Accordingly, we do not believe this SFAS will have a significant impact on its consolidated financial condition, results of operations or cash flows.

3.	Provision for Income Taxes

In March 2005, the Company received $0.3 million to settle state income tax refund claims, which was recorded as a benefit during the first quarter of fiscal 2005.

The provision for income taxes for the third quarter of fiscal 2006 includes, among other items, adjustments to taxes payable as a result of income tax returns having been filed during the quarter for fiscal 2005 and an increase in the liability for uncertainty in income taxes.

Tax liabilities for the third quarter of fiscal 2005 were predominately offset against NOL's rather than being paid in cash.

In the fourth quarter of fiscal 2005, due to a number of factors, primarily that the Company recorded income before taxes of $11.4 million for fiscal 2005 (and taxable income exceeded that amount); management increased its projection of future taxable income. As a result of these increased projections, management concluded the future utilization of its deferred tax assets (with the exception of charitable contributions carryforward) was more likely than not.

For the reasons set forth in the preceding paragraph, in the fourth quarter of fiscal 2005, the Company reversed the $22.6 million valuation allowance for net deferred tax assets, NOL’s and other tax attributes that the Company maintained at the end of the previous quarter. In the fourth quarter of fiscal 2005, the Company recorded a benefit from income taxes of $16.8 million, primarily as a result of the reversal of the tax valuation allowance, which favorably affected the Company’s reported net income for that period. In contrast, a provision for income taxes in the fourth quarter of fiscal 2006 would unfavorably affect the Company’s reported net income for that period. The Company anticipates that tax liabilities for the fourth quarter of fiscal 2006 will be predominately offset against NOL’s rather than being paid in cash.

4.	Net Earnings Per Share

Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data includes the weighted average effect of dilutive options on the weighted average shares outstanding. The computation of earnings per diluted share excludes common stock equivalents that were anti-dilutive for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005.

Common stock equivalents, which were not included in the computation of diluted per share data, were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Common stock equivalents	288,500	559,400	288,500	665,400

5.           Vendor Discounts

The Company avails itself of excess cash positions by paying vendors earlier than required by the terms of the purchase order. Such payments resulted in additional discounts in the amount of $1.2 million and $.9 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively, and were deducted from general, administrative and store operating expenses.

6.	Credit Cards

Charges and credits associated with credit card transactions (MasterCard, Visa, American Express, Discover, Military Star Card and private label credit) are included in general, administrative and store operating expenses and amounted to a net credit of $1.4 million and $2.3 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.

7.	Share Based Compensation

Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” using the modified prospective transition method. Under the modified prospective transition method of SFAS 123R, the value of share-based compensation is measured at fair value on the grant date of the award based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R applies to all outstanding and unvested share-based payment awards at the adoption date. Prior to adoption of SFAS 123R, the Company accounted for its share-based awards using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under the provisions of APB No. 25, no share-based compensation cost was reflected in the consolidated financial statements unless options were granted that had an exercise price less than the market value of the underlying stock on the date of grant. In adopting SFAS 123R using the modified prospective transition method, the Company was not required to restate the results of prior periods.

On October 28, 2006, the Company had one primary plan, the shareholder approved 2006 Equity Based Compensation and Performance Incentive Plan (the “2006 Plan”), under which stock options, stock appreciation rights settled in stock (“stock SAR’s”) and stock appreciation rights settled in cash (“cash SAR’s”) (see note 9) and shares of restricted stock are granted. Grants have been made at fair market value on the date of such grants. Stock options, SAR’s and restricted stock awards have a maximum term of seven years. Stock options and stock SAR’s generally vest over five years with 20% vesting each year. Restricted stock grants generally vest over a five-year period with 20% vesting after each of years three and four and the balance vesting after the fifth year. Under the 2006 Plan, 685,000 options and their equivalents have been authorized to be granted to employees and Directors. Restricted stock awards decrease the number of awards available for grant by a factor of 1.9 for each award. As of October 28, 2006, 79,000 options and their equivalents were available for grant. The Company also has other share based compensation plans under which it had granted stock options to its associates and non-management Directors and cash SAR’s to its non-management Directors prior to the adoption of the 2006 Plan.

The Company recognized expense of $.2 million and $.5 million related to share-based compensation for the thirteen week and thirty-nine week periods ended October 28, 2006, respectively. For the thirty-nine week period ended October 28, 2006, the Company received proceeds of $2.6 million in the form of both cash and stock in connection with stock option exercises.

Prior to the adoption of SFAS 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the condensed Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash inflows. For the thirty-nine weeks ended October 28, 2006, the Company reported $1.3 million of excess tax benefits as a financing cash inflow.

Under APB No. 25, the Company did not expense share-based compensation costs during the thirty-nine weeks ended October 29, 2005 or during the fourth quarter of fiscal 2005. The Company’s pro forma net income and pro forma earnings per share for the thirty-nine weeks ended October 29, 2005, had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, would have been as follows (in thousands, except per share amounts):

	13 Weeks Ended October 29, 2005	39 Weeks Ended October 29, 2005
Net Income, as reported	$ 1,854	$ 6,912
Deduct:
Share-based compensation	(96)	(303)
Pro forma net income	$ 1,758	$ 6,609
Net income per share:
Basic, as reported	$ .14	$ .54
Basic, pro forma	$ .13	$ .51
Diluted, as reported	$ .14	$ .53
Diluted, pro forma	$ .13	$ .50

The weighted average grant date fair value of options and stock appreciation rights settled in stock (“stock SAR’s”) granted during the thirteen and thirty-nine weeks ended October 28, 2006 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 45%, expected term of 5 years, risk-free interest rate ranging from 4.69% to 4.92%, and expected dividend yield of 0%. Expected volatility is based on an average of the historical volatility of the Company’s stock, the implied volatility of market options, peer company volatility, and other factors. The average expected life represents the period of time that option grants are expected to be outstanding and is derived from historical terms and other factors. The risk-free rate is based on the rate of U.S. Treasury securities at a constant maturity equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates.

Award activity

A summary of stock option and stock SAR’s activity under the Company’s share-based compensation plans for the thirty-nine weeks ended October 28, 2006 is summarized below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at January 28, 2006	1,502,300	$ 6.86
Granted	288,500	16.20
Exercised	(390,200)	6.59
Forfeited or expired	(8,800)	4.79
Outstanding at October 28, 2006	1,391,800	$ 8.89	4.89	$ 13,835
Exercisable at October 28, 2006	875,600	$ 7.55	3.32	$ 9,875

The weighted-average grant-date fair value of options and stock SAR’s granted during the thirty-nine weeks ended October 28, 2006 was $ 7.34 and the total intrinsic value of options exercised during the same period was $4.1 million. As of October 28, 2006, the total unrecognized compensation cost related to outstanding non-vested options and stock SAR’s was $2.1 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Restricted Stock Activity

The Company’s restricted stock activity for the thirty-nine weeks ended October 28, 2006 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 28, 2006	-
Granted	175,000	$ 16.33
Vested	-	-
Cancelled	-	-
Unvested at October 28, 2006	175,000	$ 16.33

As of October 28, 2006, there was $2.7 million of total unrecognized compensation cost related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 4.8 years.

8. Financing Arrangements

In 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64%. Interest and principal are payable in equal monthly installments beginning May 1994. The balance of the loan as of October 28, 2006 was $2.1 million. The loan is collateralized by a mortgage on the national distribution center owned by the Company in Troy, Ohio.

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

In the event a loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the JP Morgan Chase Manhattan Bank prime rate plus incremental percentages ranging from 0.00% to 0.75% or the LIBOR rate plus incremental percentages ranging from 1.75% to 2.50% as determined by the average excess availability each month per the Financing Agreement on a per annum basis. The borrower can select either the prime rate or the LIBOR rate as the basis for determining the interest rate. Payments of revolving loans are not required until termination of the agreement unless either 1) the outstanding balance of revolving loans and outstanding letters of credit exceeds the availability under the agreement, in which case the excess would be payable upon demand from CIT or 2) the Company is in default under the Financing Agreement.

The line of credit is collateralized by a security interest in i) inventory and its proceeds ii) bank credit card receivables and iii) the balance on deposit from time to time in a bank account that has been pledged to the lenders.

At October 28, 2006, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $ 16.0 million, trade letters of credit for the account of the Companies were outstanding in the amount of $ 26.8 million, standby letters of credit were outstanding in the amount of $ 7.2 million and no loan from CIT was outstanding. The Company’s balance sheet cash and cash equivalents of $ 32.9 million were unrestricted.

The Company is required by CIT to maintain at all times balances in a designated account in an amount not less than 25% of the amount of gift cards and merchandise credits issued and not redeemed during the prior six-month period. The balance in this account as of October 28, 2006 was $ .3 million and was classified as restricted cash on the balance sheet.

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

9.  Stock Appreciation Rights Settled in Cash

In the second quarter of fiscal 2000 and annually thereafter through the second quarter of fiscal 2004, each non-management Director received an award of cash SAR’s under the Company’s Stock Appreciation Rights Plan that provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously under the Company’s Stock Option Plans. The payment will be an amount equivalent to the equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the exercise price of the corresponding option. Further, cash SAR’s were awarded in June 2005 that provide for payment of an amount equivalent to twice the equity in the related option.

In May 2006, each non-management Director received an award of 10,000 cash SAR’s under the Company’s 2006 Plan (see note 7). Cash SAR’s under the 2006 Plan awarded to non-management Directors are free standing, are exercisable for a term of seven years, and vest in four equal annual installments commencing on the first anniversary of the date of grant.

The amount accrued at October 28, 2006 was $1.7 million for future potential payments and a payment in the amount of $.1 million was made during the third quarter of fiscal 2006. The amount recorded as compensation expense related to the cash SAR’s was $.6 million and $.9 million for the thirteen and thirty-nine weeks ended October 28, 2006, respectively.

10.	Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Cash interest paid	$83	$105	$368	$466
Cash interest received	(399)	(97)	(1,060)	(294)
Net cash interest (received) paid	($316)	$8	($692)	$172

Net income taxes paid (refunded)	$384	$41	$918	($131)

The Company, in certain stock option plans, allows its participants to tender shares of common stock instead of cash when exercising their stock options. Non-cash financing activities include the receipt of 91,532 shares of Company stock with a market value equal to the exercise price of the options exercised and in some cases the related payroll taxes in the amount of approximately $1.5 million in the thirty-nine weeks ended October 28, 2006.

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

Channel of Distribution

The Company’s channel of distribution is retail stores using its AVENUE® trade name. At October 28, 2006, it leased 491 stores in 37 states. See, “Stores.” The Company also has operated a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.

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

Deflationary Price Trend in Apparel Industry

The Consumer Price Index published by the U.S. Dept. of Labor, Bureau of Labor Statistics, city average for women’s and girls’ apparel (the “CPI”) declined 1.5% in fiscal 2003, 0.5% in fiscal 2004 and 2.0% in fiscal 2005, comparing January 31st each year with that date in the previous year. During the 10 years ended January 31, 2006, the CPI declined 14.3%. Price deflation in the industry has limited the extent to which the Company is able to increase prices. There is no assurance that this general deflationary trend will not continue.

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

Reversal of Tax Valuation Allowance In Fourth Quarter of Fiscal 2005

In the fourth quarter of fiscal 2005, the Company reversed the $22.6 million valuation allowance for net deferred tax assets, NOL’s and other tax attributes that the Company maintained at the end of the previous quarter. In the fourth quarter of fiscal 2005, the Company recorded a benefit from income taxes of $16.8 million, primarily as a result of the reversal of the tax valuation allowance, which favorably affected the Company’s reported net income for that period. In contrast, a provision for income taxes in the fourth quarter of fiscal 2006 would unfavorably affect the Company’s reported net income for that period. The Company anticipates that tax liabilities for the fourth quarter of fiscal 2006 will be predominately offset against NOL’s rather than being paid in cash.

(The preceding paragraph constitutes forward-looking information under the Private Securities Litigation Reform Act (the “Reform Act”) and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results”.)

Leap Year

Fiscal 2006 will have 53 weeks and the fourth quarter of the year will have 14 weeks.

Growth

The Company plans to continue its internal growth by increasing sales per square foot in its existing store base, as well as in the Company’s shop @ home activities, and by further store openings. Also, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.

Store counts averaged 546 stores, 531 stores and 509 stores, respectively, for fiscal 2003, 2004 and 2005. The Company estimates that in fiscal 2006 it will close approximately 15-20 stores as part of its normal lease maintenance program and open approximately 10 new stores, generally in strip shopping centers. The declines in store counts resulted from the Company’s normal ongoing lease maintenance store closings combined with a business decision not to open significant numbers of new stores until there was a clear indication of customer acceptance of the Company’s new merchandise assortment.

The Company plans to accelerate its new store opening program in fiscal 2007 and open the maximum number of new stores that fit its success criteria. The Company anticipates that approximately 30 to 50 new stores will be opened in fiscal 2007, subject to the availability of suitable locations that are projected to fit the Company’s financial model. Start-up costs for new stores will be expensed but are not expected to have a material effect on general, administrative and store operating expenses for fiscal 2007. This paragraph contains forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

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

Third quarter of fiscal 2006 versus third quarter of fiscal 2005

Net sales for third quarter of fiscal 2006 increased 6.3% from third quarter of fiscal 2005, to $104.2 million from $98.1 million.

The principal sources of net sales growth were as follows:

Amount	Attributable to
$6.0 million	6.4% comparable store sales increase
0.1 million	non-comparable store sales increase
(1.8) million	closed stores
1.5 million	shop @ home sales increase
0.3 million	other
$6.1 million	Total

In the third quarter of fiscal 2006, excluding shop @ home sales, average price per unit sold increased approximately 2%, units sold per average store increased approximately 7% and transactions per average store increased approximately 8%.

There was better customer acceptance of knit tops, sweaters, shoes, woven pants and bras, which collectively increased sales by $6.4 million in comparison to the third quarter of fiscal 2005.

The average number of stores decreased from 508 to 492.

Gross profit increased to $25.7 million in third quarter of fiscal 2006 from $25.1 million in third quarter of fiscal 2005, decreasing, however, as a percentage of net sales to 24.6% from 25.6%. Gross profit as a percentage of net sales decreased principally because a decrease in merchandise margins (180 basis points rounded to the nearest 10 basis points) and an increase in freight costs (40 basis points) was only partially offset by a decrease in buying and occupancy expenses (130 basis points). It should be noted that the Company plans to accelerate its new store opening program in fiscal 2007. See, “Stores.” In the past, average sales at new stores have generally been lower than the average at other, established stores and new store rents have been higher. Accordingly, the new stores planned to be opened in fiscal 2007 may have a higher occupancy expense as a percentage of net sales than the Company average while sales there are ramping up. Future gross profit levels will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses decreased to $23.3 million in the third quarter of fiscal 2006 from $23.4 million in the third quarter of fiscal 2005 and decreased as a percentage of net sales to 22.3% from 23.9%. General, administrative and store operating expenses decreased as a percentage of net sales principally because of decreases in cash incentive compensation (110 basis points), store payroll (80 basis points) and insurance expenses (80 basis points), largely from the receipt of insurance proceeds in the third quarter of fiscal 2006 from claims arising from Hurricane Katrina. Compensation expense in the third quarter of fiscal 2006 included an increase of $0.5 million for stock appreciation rights to be settled in cash (“Cash SAR’s”) that were held by nonmanagement Directors and that were marked to market and $0.2 million for grants of other forms of equity-based compensation. See, “Equity-Based Compensation.”

Operating income increased 46% to $2.4 million in the third quarter of fiscal 2006 from $1.6 million in the third quarter of fiscal 2005 as a result of the foregoing.

Interest income increased to $0.3 million in the third quarter of fiscal 2006 from $0.1 million in the third quarter of fiscal 2005, principally from larger amounts invested.

Income before income taxes increased 58% to $2.6 million in the third quarter of fiscal 2006 from $1.6 million in the third quarter of fiscal 2005.

Net income was $1.1 million in the third quarter of fiscal 2006 and $1.9 million in the third quarter of fiscal 2005. The decline was a result of a $1.5 million provision for income taxes in the third quarter of fiscal 2006 versus a benefit from income taxes of $0.2 million in the third quarter of fiscal 2005.

The provision for income taxes for the third quarter of fiscal 2006 includes, among other items, adjustments to taxes payable as a result of income tax returns having been filed during the quarter for fiscal 2005 and an increase in the liability for uncertainty in income taxes. (However, tax liabilities were predominately offset against net operating loss carryforwards (“NOL’s”)rather than being paid in cash. See, “Supplemental Cash Flow Information”. )

The $0.2 million benefit from income taxes in the third quarter of fiscal 2005 reflected, among other things, a $0.5 million decrease in the valuation allowance related to deferred tax assets, NOL’s and other tax attributes that the Company maintained in that quarter. (At October 28, 2006, the Company had federal NOL’s of approximately $4 million and state NOL’s of approximately $75 million.)

The Company’s effective tax rate was plus 35.1% for the first 39 weeks of fiscal 2006 and plus 0.9% for the first 39 weeks of fiscal 2005. (However, tax liabilities were predominately offset against NOL’s rather than being paid in cash. See, “Supplemental Cash Flow Information”. )

Reversal of Tax Valuation Allowance In Fourth Quarter of Fiscal 2005

In the fourth quarter of fiscal 2005, the Company reversed the $22.6 million valuation allowance for net deferred tax assets, NOL’s and other tax attributes that the Company maintained at the end of the previous quarter. In the fourth quarter of fiscal 2005, the Company recorded a benefit from income taxes of $16.8 million, primarily as a result of the reversal of the tax valuation allowance, which favorably affected the Company’s reported net income for that period. In contrast, a provision for income taxes in the fourth quarter of fiscal 2006 would unfavorably affect the Company’s reported net income for that period. The Company anticipates that tax liabilities for the fourth quarter of fiscal 2006 will be predominately offset against NOL’s rather than being paid in cash.

(The preceding paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results”.)

First 39 weeks of fiscal 2006 versus first 39 weeks of fiscal 2005

Net sales for the first 39 weeks of fiscal 2006 increased 4.8% from the first 39 weeks of fiscal 2005, to $334.6 million from $319.3 million.

The principal sources of net sales growth were as follows:

Amount	Attributable to
$16.2 million	5.3% comparable store sales increase
0.4 million	non-comparable store sales increase
(6.7) million	closed stores
4.8 million	shop @ home sales increase
0.6 million	other
$15.3 million	Total

In the first 39 weeks of fiscal 2006, excluding shop @ home sales, average price per unit sold increased approximately 2%, units sold per average store increased approximately 5% and transactions per average store increased approximately 6%.

There was better customer acceptance of knit tops and woven pants, which collectively increased sales by $15.9 million in comparison to the first 39 weeks of fiscal 2005.

The average number of stores decreased from 510 to 495.

Gross profit increased to $86.0 million in the first 39 weeks of fiscal 2006 from $81.5 million in the first 39 weeks of fiscal 2005, increasing as a percentage of net sales to 25.7% from 25.5%.

General, administrative and store operating expenses were $74.3 million in the first 39 weeks of both fiscal 2006 and fiscal 2005 but decreased as a percentage of net sales to 22.2% from 23.3%, primarily as a result of lower cash incentive compensation (70 basis points) and store payroll (60 basis points). Compensation expense in the first 39 weeks of fiscal 2006 included an increase of $0.6 million for Cash SAR’s that were held by nonmanagement directors and $0.5 million for grants of other forms of equity-based compensation.

Operating income increased 64% to $11.7 million in the first 39 weeks of fiscal 2006 from $7.1 million in the first 39 weeks of fiscal 2005 as a result of the foregoing.

Interest income increased to $1.0 million in the first 39 weeks of fiscal 2006 from $0.3 million in the first 39 weeks of fiscal 2005, principally from larger amounts invested.

Income before income taxes increased 77% to $12.3 million in the first 39 weeks of fiscal 2006 from $7.0 million in the first 39 weeks of fiscal 2005.

Net income increased 16% to $8.0 million in the first 39 weeks of fiscal 2006 from $6.9 million in the first 39 weeks of fiscal 2005 as a result of the foregoing, partially offset by a $4.3 million provision for income taxes in the first 39 weeks of fiscal 2006 compared with a $0.1 million provision for income taxes in the first 39 weeks of fiscal 2005. The provision for income taxes in the first 39 weeks of fiscal 2005 reflected a $1.8 million decrease in the valuation allowance related to deferred tax assets, NOL’s and other tax attributes that the Company maintained in that period. (However, tax liabilities were predominately offset against NOL’s rather than being paid in cash. See, “Supplemental Cash Flow Information”. )

November Sales

Net sales for November 2006 increased 2.5% from November 2005, to $36.0 million from $35.2 million, principally from a 2.7% increase in comparable store sales for the month.

Leap Year

Fiscal 2006 will have 53 weeks and the fourth quarter of the year will have 14 weeks.

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

Cash Flow Information

Net cash provided from operating activities decreased to $1.0 million in the first 39 weeks of fiscal 2006 from $2.1 million in the first 39 weeks of fiscal 2005, principally because of (i) a larger increase in inventory in the third quarter of fiscal 2006 ($18.5 million) than in the previous period ($14.0 million) and (ii) a decrease in accounts payable and accrued expenses in the third quarter of fiscal 2006 ($0.3 million) versus an increase in the previous period ($1.8 million) partially offset by several items, including deferred income taxes of $4.2 million in the third quarter of fiscal 2006 while there were none in the previous period.

Supplemental Cash Flow Information

Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Cash interest paid	$83	$105	$368	$466
Cash interest received	(399)	(97)	(1,060)	(294)
Net cash interest (received) paid	($316)	$8	($692)	$172

Net income taxes paid (refunded)	$384	$41	$918	($131)

Balance Sheet Sources of Liquidity

The Company’s cash and cash equivalents increased to $32.9 million at October 28, 2006 from $15.9 million at October 29, 2005 and $32.3 million at January 28, 2006.

Inventories were stated at $81.3 million at October 28, 2006 compared with $75.8 million at October 29, 2005 and $62.8 million at January 28, 2006. (Inventories at October 29, 2005 have been revised to include import in-transit inventories on a basis consistent with that used at October 28, 2006 and fiscal 2005 year end. See, Note 1 to the consolidated financial statements.) Inventory, excluding shop @ home inventory and import in-transit inventory, on an average store basis (which management uses to monitor inventory trends) increased 11.7% from October 29, 2005 to October 28, 2006. The increase in inventory on hand compared with October 29, 2005 was principally the result of orders for larger quantities of merchandise on-hand in anticipation of higher demand during the fourth quarter of fiscal 2006. See, “November Sales.” However, future sales are subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.” Variations in inventory levels may continue to affect net cash provided by operating activities in the future. See, “Cash Flow.”

Inventory levels are seasonal. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)

Property and equipment decreased to $60.6 million at October 28, 2006 from $69.2 million at October 29, 2005 and $66.8 million at January 28, 2006, principally from depreciation.

Other Liquidity Sources

Purchases of merchandise directly imported by the Company are made in U.S. dollars and generally financed by trade letters of credit. The Company was the importer of record for 54% of its total purchases in fiscal 2005.

The Financing Agreement has a term expiring on August 15, 2008. The line of credit is $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At October 28, 2006, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $26.8 million and standby letters of credit were outstanding in the amount of $7.2 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.

Subject to the following paragraph, the availability of credit (within the aggregate $50 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the aggregate outstanding amount of its letters of credit and its revolving loans, if any. The borrowing base, as to any of the Companies is (i) the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 65% to 75% depending on the time of year, (y) the balance from time to time in a bank account in its name that has been pledged to the lenders (a “Pledged Account”) and (z) 85% of certain receivables from credit card companies less (ii) reserves for rent for 141 stores located in certain states and liens other than permitted liens and, at CIT’s option, a reserve for sales taxes collected but not yet paid.

The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any significant financial covenants.

The combined borrowing capacity of the Companies under the Financing Agreement is cyclical due to the seasonality of the retail industry. At October 28, 2006, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $16.0 million; the Pledged Account had a zero balance; no loan was outstanding; and the Companies’ balance sheet cash and cash equivalents of $32.9 million were unrestricted. The Company has agreed with CIT to have its subsidiary, Avenue Giftcards, Inc. (which issues AVENUE® giftcards), maintain a minimum level of high-grade liquid investments. These investments, which amounted to $0.3 million, were classified as restricted cash on the balance sheet at October 28, 2006 and will fluctuate each quarter in relation to the volume of net issuances of AVENUE® giftcards and merchandise credits during the previous six months. (The volume of net issuances is seasonal.)

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

Capital expenditures were $3.0 million in the first 39 weeks of fiscal 2006 and $0.9 million in the first 39 weeks of fiscal 2005.

Capital expenditures are estimated to be $11 million for fiscal 2006, including costs of refurbishing certain stores and building new stores. See, “Stores” and “Meeting Cash Requirements.” This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Principal Contractual Obligations

The principal contractual obligations of the Company at January 28, 2006 were summarized in the Form 10-K.

During the first 39 weeks of fiscal 2006, there was no material change outside the ordinary course of the Company’s business in the principal contractual obligations of the Company, taken as a whole.

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

Meeting Cash Requirements

The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for refurbishing and building stores and replacing fixtures where appropriate. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities. During the first 39 weeks of fiscal 2006, the Company funded its cash requirements from these sources.

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand and current and anticipated cash flow from operations, will be adequate to meet the Company’s cash requirements, including the cost of opening new stores, for at least the next 12 months.

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

The markdown reserve was $1.0 million both at October 28, 2006 and at October 29, 2005.

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

Private Label Credit Cards Issued By World Financial Network National Bank

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

On November 28, 2005, the 1998 Credit Card Program Agreement was restated (as restated, the “Amended Agreement”). Under the Amended Agreement, the Bank has continued the private label credit card program and has issued Avenue credit cards that may be used to purchase merchandise and services from United Retail Incorporated and its designees. The Bank also has continued to administer the credit card program, handling remittances and processing services. The Bank has continued to be the sole and exclusive owner of all customer accounts and the creditor in respect of receivables generated. However, the Company must approve any changes to consumer charges, credit terms and credit criteria related to the accounts from those in effect on the date of the Amended Agreement.

Under the Amended Agreement, the Bank pays the Company specified percentages of net credit sales and outstanding receivables, respectively, less chargebacks and “pass through” expenses. Bank payments reduce general, administrative and store operating expenses.

Net credit sales volume with the Bank was $105.8 million in the first 39 weeks of fiscal 2006 and $98.4 million in the first 39 weeks of fiscal 2005.

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

Equity-Based Compensation

The Company issued Cash SAR’s to the nonmanagement Directors as part of annual formula grants commencing in fiscal 2002 under stockholder approved equity-based compensation plans. These Cash SAR’s have been marked to market each fiscal quarter. Compensation expense for the third quarter of fiscal 2006 included $0.6 million for the Cash SAR’s as a result of the increase in the price for shares of Company stock on the NASDAQ Global Market from $14.39 at the end of the second quarter of fiscal 2006 to $18.83 at the end of the third quarter. Compensation expense for the first 39 weeks of fiscal 2006 included $0.9 million as a result of the increase in the stock price from $15.50 at the end of fiscal 2005.

Financial Accounting Standards Board SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) requires all other share-based payments to directors and employees, including grants of stock options, stock appreciation rights to be settled in stock and shares of restricted stock, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006, using the modified prospective method. The adoption of SFAS No. 123R increased compensation expense by $0.2 million for the third quarter of fiscal 2006 and $0.5 million for the first 39 weeks of fiscal 2006.

Growth

The Company plans to continue its internal growth by increasing sales per square foot in its existing store base, as well as in the Company’s shop @ home activities, and by further store openings. Also, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 491 stores in 37 states at October 28, 2006.

Store counts averaged 546 stores, 531 stores and 509 stores, respectively, for fiscal 2003, 2004 and 2005. The Company estimates that in fiscal 2006 it will close approximately 15-20 stores as part of its normal lease maintenance program and open approximately 10 new stores, generally in strip shopping centers. The declines in store counts resulted from the Company’s normal ongoing lease maintenance store closings combined with a business decision not to open significant numbers of new stores until there was a clear indication of customer acceptance of the Company’s new merchandise assortment.

The Company plans to accelerate its new store opening program in fiscal 2007 and open the maximum number of new stores that fit its success criteria. The Company anticipates that approximately 30 to 50 new stores will be opened in fiscal 2007, subject to the availability of suitable locations that fit the Company’s financial model. Start-up costs for new stores will be expensed but are not expected to have a material effect on general, administrative and store operating expenses for fiscal 2007. This paragraph contains forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

The Company’s retail selling space was approximately 2.2 million square feet both at October 28, 2006 and October 29, 2005.

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

Supplemental Retirement Savings Plan

Prior to fiscal 2005, the trust under the Company’s Supplemental Retirement Savings Plan (“SRSP”) had purchased 279,870 shares using a portion of the funds accumulated in the deferred compensation account of Raphael Benaroya, the Company’s Chairman, President and Chief Executive Officer. (56.2% of the account balance at the time of the share purchases represented amounts previously withheld from Mr. Benaroya’s salary and earnings thereon and the remainder represented contributions by the Company pursuant to the general terms of the SRSP and earnings thereon over a period of more than 15 years.)

In the first quarter of fiscal 2005, the shares held in Mr. Benaroya’s SRSP account were classified as treasury shares and had no voting rights. With respect to the deferred compensation obligations of the SRSP, the liability was marked to market and this liability adjustment flowed through the statement of operations as either an increase or a decrease in compensation expense. With respect to the SRSP assets, marketable securities were also marked to market except shares of Company stock, which were recorded permanently at cost. This asset adjustment also flowed through the statement of operations. The liability adjustment and the asset adjustment were not necessarily equal in amount because of the disparate treatment of Company stock. For example, if the market price of Company stock rose, compensation expense was increased as a result of the foregoing accounting treatment.

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

Management of the Company believes that its exposure to interest rate risk is not material. See, however, in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” the penultimate paragraph under the subcaption “Other Liquidity Sources” regarding the variable interest rate payable on revolving loans to the Companies. The pertinent paragraph is incorporated herein by reference.

In the third quarter of fiscal 2006, an increase in the market price of Company stock increased compensation expense related to stock appreciation rights to be settled in cash (“Cash SAR’s”) held by the Company’s nonmanagement Directors because Cash SAR’s are marked to market at the end of each quarter. The expense related to Cash SAR’s in the third quarter was $0.6 million based on the closing price on the NASDAQ Global Market, $18.83, at the end of the quarter. On the contrary, in the second quarter of fiscal 2006, the market price of Company stock decreased and there was a corresponding credit of $0.3 million. The market price of Company stock declined after the third quarter of fiscal 2006 and a decrease in compensation expense related to Cash SAR’s for the fourth quarter of fiscal 2006 will result if the market price remains below $18.83 at the end of the fourth quarter. There is no assurance that the market price of Company stock will not increase (decrease) in the fourth quarter of fiscal 2006 to a degree that will cause a material increase (decrease) in the compensation expense related to Cash SAR’s for that quarter.

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

As of the end of third quarter of fiscal 2006, such an evaluation was carried out under the supervision and with the participation of the CEO and CFO. Based on this evaluation, the CEO and CFO each concluded that, at October 28, 2006, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in Commission reports is recorded, processed, summarized and reported within the requisite time periods.

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

Each fiscal quarter, the Company performs a formal evaluation, in which the Company’s CEO and CFO participate, of changes in the Company’s internal control over financial reporting. Based on this evaluation, management concluded that there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The subsection in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” captioned “Pending Litigation” is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2006, the Compensation Committee of the Company’s Board of Directors made awards to Company associates under the stockholder approved 2006 Equity-Based Compensation and Performance Incentive Plan as follows:

-

10 officers of the Company and its subsidiaries received both stock appreciation rights to be settled in stock (“Stock SAR’s”) with respect to a total of 192,500 shares at exercise prices ranging from $16.33 to $16.47 per share and 165,000 shares of restricted stock having a market value at the time of issuance ranging from $16.33 to $16.47 per share;

-	two officers of Company subsidiaries and nine other Company associates received Stock SAR’s with respect to a total of 41,000 shares exercisable at $16.33 per share;

-	one officer of a Company subsidiary received 10,000 shares of restricted stock having a market value at the time of issuance of $16.33 per share; and

-	one Company associate received a stock option to purchase 5,000 shares exercisable at $16.47 per share.

The awards are subject to vesting schedules ranging from a minimum of one to three years after issuance to a maximum of five years.

The exemption from registration of the above awards under the Securities Act of 1933 relied upon by the Company was the private offering exemption under Section 4(2) of that Act. In this connection, the recipients of awards were all employed by the Company and subject to vesting schedules. No financial consideration was paid for the awards.

The Financing Agreement does not permit the Company to pay dividends. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Other Liquidity Sources.”

In August 2006, the Company acquired 61,106 shares of Company Common Stock at an average price of $16.64 per share in connection with exercises of employee stock options. The shares were acquired from optionholders either in payment of the exercise price of options or in lieu of cash payment by the optionholder of withholding taxes due.

ITEM 5.             OTHER INFORMATION.

On December 1, 2006, the Company’s Board of Directors adopted a restatement of:

-

the Company’s Code of Business Ethics, which applies to the Company’s Chief Executive Officer, Chief Administrative Officer and Chief Accounting Officer, among others (the amendments to the Code were made principally to conform the provisions of the Code to new proxy disclosure requirements with respect to related party transactions)

-

the form of Severance Pay Agreement for officers other than the Chief Executive Officer, Chief Administrative Officer and Senior Vice President-General Counsel, respectively (the amendments to the form were made to clarify the provisions relating to the contractual term, which is ongoing or “evergreen” subject to cancellation by the Company on a year’s prior notice)

ITEM 6. EXHIBITS.

(a)        Consolidated Financial Statements of the Corporation for third quarter of fiscal 2006 are included herein.

(b)

(1) The following additional exhibits are filed herewith:

Number	Description
10*	Form of Severance Pay Agreement
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406
31	Certifications pursuant to Section 302

(2) Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3) The following additional documents available online at www.sec.gov are incorporated herein by reference:

The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 3, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Form of Stock Appreciation Rights Settled in Cash Award Agreement under 2006 Equity-Based Compensation and Performance Incentive Plan (“2006 Plan”)

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)
10.2*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)
10.3*	Form of Incentive Stock Option Award Agreement under 2006 Plan

The following exhibit to the Corporation’s Current Report on Form 8-K filed on August 31, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on August 24, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Incentive Compensation Award Agreement under 2006 Plan
10.2*	Form of Stock Appreciation Rights Settled in Stock Award Agreement under 2006 Plan
10.3*	Form of Restricted Stock Award Agreement under 2006 Plan

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus Agreement, dated June 1, 2006, between the Corporation and Ellen Demaio (Confidential portions filed separately with the Secretary of the Commission)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 2, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Nonqualified Stock Option award agreement under 2006 Plan
10.2*	Form of Stock Appreciation Right settled in cash award agreement under the 2006 Plan
10.3*	Form of Stock Appreciation Right settled in cash granted to nonmanagement Directors under the Corporation’s former Stock Appreciation Rights Plan
10.4*	Tax Accounting Fee Reimbursement Plan

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

The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 is incorporated herein by reference:

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

(4)         The following exhibits, hard copies of which can be ordered from the Commission’s Public Reference Room, to the Corporation’s Registration Statement on Form S-1 (Registration No. 33-44499), as amended are incorporated herein by reference:

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

Date: December 7, 2006

By: /s/ GEORGE R. REMETA George R. Remeta, Vice Chairman of the Board, Chief Administrative Officer and Chief Financial Officer – Authorized Signatory

By: /s/ JON GROSSMAN Jon Grossman, Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

(a)        Consolidated Financial Statements of the Corporation for third quarter of fiscal 2006 are included herein.

(b)

(1) The following additional exhibits are filed herewith:

Number	Description
10*	Form of Severance Pay Agreement
14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406
31	Certifications pursuant to Section 302

(2) Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.

(3) The following additional documents available online at www.sec.gov are incorporated herein by reference:

The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 3, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Form of Stock Appreciation Rights Settled in Cash Award Agreement under 2006 Equity-Based Compensation and Performance Incentive Plan (“2006 Plan”)

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)
10.2*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)
10.3*	Form of Incentive Stock Option Award Agreement under 2006 Plan

The following exhibit to the Corporation’s Current Report on Form 8-K filed on August 31, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on August 24, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Incentive Compensation Award Agreement under 2006 Plan
10.2*	Form of Stock Appreciation Rights Settled in Stock Award Agreement under 2006 Plan
10.3*	Form of Restricted Stock Award Agreement under 2006 Plan

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus Agreement, dated June 1, 2006, between the Corporation and Ellen Demaio (Confidential portions filed separately with the Secretary of the Commission)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 2, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Nonqualified Stock Option award agreement under 2006 Plan
10.2*	Form of Stock Appreciation Right settled in cash award agreement under the 2006 Plan
10.3*	Form of Stock Appreciation Right settled in cash granted to nonmanagement Directors under the Corporation’s former Stock Appreciation Rights Plan
10.4*	Tax Accounting Fee Reimbursement Plan

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

The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 is incorporated herein by reference:

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

(4)         The following exhibits, hard copies of which can be ordered from the Commission’s Public Reference Room, to the Corporation’s Registration Statement on Form S-1 (Registration No. 33-44499), as amended are incorporated herein by reference:

Number in Filing	Description
3.1	Amended and Restated Certificate of Incorporation of the Corporation
4.1	Specimen Certificate for Common Stock of the Corporation