Form 10-K
period 2007-02-03
UNITED RETAIL GROUP INC/DE
filed 2007-04-20
CIK 881905

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “1934 Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of all the voting and non-voting common equity of the registrant (the “Corporation” also referred to herein, together with its subsidiaries, as the “Company”) held by non-affiliates on April 6, 2007 was approximately $168.6 million computed by reference to the $14.39 price per share at which the common equity was last sold as of July 28,2006. Solely for the purpose of this calculation, the number of shares held by non-affiliates was deemed to have been 11,714,127, which is the number of shares held by stockholders other than Raphael Benaroya, the Corporation’s Chairman of the Board, President and Chief Executive Officer, on April 6, 2007.
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the 1934 Act subsequent to the distribution of securities under a plan confirmed by a court.
YES ☐      NO ☐
APPLICABLE ONLY TO CORPORATE REGISTRANTS:
There were 13,868,698 shares of the registrant’s common stock, $.001 par value per share, outstanding on April 6, 2007. One Stock Purchase Right is attached to each outstanding share.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in Part III of this Annual Report on Form 10-K (this “Report”) is incorporated therein by reference to the registrant’s proxy statement on Schedule 14A for its 2007 annual meeting of stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”) on or before June 4, 2007.

Part I
ITEM 1. BUSINESS.
Overview
The Company is a leading nationwide specialty retailer of large size (14 or larger) women’s fashions featuring its proprietary AVENUE® brand. Its product line features AVENUE® brand wearing apparel, AVENUE BODY® brand undergarments and loungewear, AVENUE BODY® brand hosiery, CLOUDWALKERS® brand footwear and AVENUE® brand accessories and gifts. Sales in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, were principally of wearing apparel. None of the other product categories listed represented 10% or more of sales.
History
United Retail Group, Inc. was incorporated in Delaware in 1987 and completed its initial public offering in 1992. The Company’s current business resulted from an internal reorganization at Limited Brands, Inc. (“The Limited”) in 1987, in which The Limited combined its AVENUE® store group (then operating under the LERNER WOMAN trade name) with the SIZES UNLIMITED store group. Raphael Benaroya, currently the Chairman of the Board, President and Chief Executive Officer of United Retail Group, Inc., was selected by The Limited to manage the combined businesses at that time.
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
Customer Base
The Company serves the middle mass market in the United States and targets fashion-conscious women between 25 and 55 years of age (with mean age at the mid 40’s) who wear size 14 or larger apparel. Management believes that the number of women in this age range who wear large size apparel has increased in recent years.
Merchandising and Marketing
Proprietary product design is an important feature of the Company’s products. Many AVENUE® and AVENUE BODY® products are custom designed. The Company emphasizes a contemporary brand image and consistency of merchandise quality and fit. The Company often updates its merchandise selections to reflect customer demand and mainstream fashion trends. (The apparel industry is subject to rapidly changing consumer fashion preferences and the Company’s performance depends on its ability to respond quickly to changes in fashion.) The Company offers most of its merchandise at popular or moderate price points and reduces the price of slow moving merchandise until it sells.
The Company exclusively promotes merchandise with its own brands, which the Company believes help to distinguish it from competitors. See, “Tradename and Trademarks.” Through careful brand management, including consistent imaging of its brands, the Company seeks enhanced brand recognition. This paragraph includes forward-looking information under the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), which is subject to the variables, uncertainties and other risk factors referred to in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Results” of this Report.

The Company offers selections of AVENUE® brand casual wear, career apparel, specialty items and accessories. The casual wear assortment includes skirts, pants, jeans, active wear, shirts, T-shirts, jackets and sweaters. Casual wear comprises the majority of the Company’s sales. The career assortment includes slacks, skirts, jackets, soft blouses and dresses.
The Company develops new AVENUE® brand apparel assortments on average four to six times each year and organizes its activities on the basis of two six-month merchandising seasons. See, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Executive Summary-Company Sales Fluctuations” of this Report. Within each six-month merchandising season, sales may vary widely from month to month.
Accessories include earrings, pins, scarves, necklaces, watches and handbags.
The Company maintains an extensive customer database and uses direct mail, print media advertising, credit card statement inserts, and e-mail messages as part of its marketing activities in the belief that shoppers often make tentative purchasing decisions at home.
The Company uses creative merchandise displays, distinctive signage, its own brand labels and custom designed packaging to create an attractive store atmosphere.
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

The Company’s inventory management strategy is to maintain targeted inventory levels and turns without permitting inventory to accumulate at the national distribution center. See, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Balance Sheet Sources of Liquidity” of this Report. The Company also seeks to minimize the amount of unsold merchandise at the end of each six-month season by closely comparing sales and fashion trends with on-order merchandise and making necessary purchasing adjustments and price reductions, including clearance sales. The preceding sentences constitute forward-looking information under the Reform Act and are subject to the variables, uncertainties and other risk factors referred to in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Results” of this Report.
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
Purchasing
Separate groups of merchants (Product Managers) are responsible for different categories of merchandise. Most of the merchandise purchased by the Company consists of products that are custom designed and fitted in-house and are produced for the Company by contract manufacturing under one of the Company’s brands.
The Company provides manufacturers with strict guidelines for product specifications (such as measurement, fabric and trim) and size gradings to ensure proper, consistent fit and quality. The Company and independent sourcing agents monitor production by manufacturers in the United States and abroad to ensure that size specifications, grading requirements and other specifications are met.
In fiscal 2006, three purchasing agents each accounted for more than 15% of the Company’s merchandise purchases, for a combined total of approximately 56% of purchases. The Company has long standing relationships with these agents. There is no assurance that the replacement of any of these firms would not have a materially adverse effect on the Company’s purchasing operations.
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
This section includes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Results” of this Report.
Trade Name and Trademarks
The Company is the owner in the United States of its trade name, AVENUE®, used on storefronts, its principal trademarks, AVENUE®, AVENUE BODY®, SOFT BY AVENUE™ and CLOUDWALKERS®, used on merchandise labels, and its service mark, AVENUE®, used on giftcards. The Company also licenses the AVENUE® trademark to manufacturers of high-end towels and watches. The Company is not aware of any use of its trade name or trademarks by its competitors that has a material effect on the Company’s operations or any material claims of infringement or other challenges to the Company’s right to use its trade name, trademarks and service marks in the United States.
Employees
As of February 17, 2007, the Company employed 5,524 associates, of whom 1,892 worked full-time and the balance of whom worked part-time. Considerable seasonality is associated with employment levels. Approximately 55 store associates are covered by collective bargaining agreements. The Company believes that its relations with its associates are generally good.

Executive Officers of the Registrant and Subsidiaries
Raphael Benaroya, age 59, has been the Chairman of the Board, President and Chief Executive Officer of the Corporation and was Chief Executive Officer of its predecessor businesses at The Limited.
George R. Remeta, age 57, has been an officer of the Company and its predecessor businesses for more than 20 years, most recently as the Vice Chairman of the Board and Chief Administrative Officer of the Corporation.
Kenneth P. Carroll, age 64, is United Retail Group, Inc.’s Senior Vice President — General Counsel and Secretary. He has been an officer since joining the Corporation in March 1992.
Paul McFarren, age 43, has been the Chief Information Officer of United Retail Group, Inc. since joining the Corporation in October 2000, with the title of Senior Vice President since August 2003.
Jon Grossman, age 49, is Vice President — Finance of United Retail Group, Inc. He has been an officer of the Corporation or one of its subsidiaries since May 1992.
Each of the Corporation’s executive officers holds office until the Board of Directors meeting after the 2007 annual meeting of stockholders of United Retail Group, Inc. and until his successor shall be elected. However, officers are always subject to removal from office by the Board of Directors in its discretion.
The executive officers of the Corporation’s subsidiaries are the following:
Julie L. Daly, age 52, has been an officer of United Retail Incorporated since May 1991. She became President-Shop @ Home Operations, in charge of the website at www.avenue.com, in March 2007.
Ellen Demaio, age 49, has been Senior Vice President — Merchandise of United Retail Incorporated since October 1994 and previously was Vice President-Merchandise since November 1992.
Joann Fielder, age 53, has been Senior Vice President-Chief Design Officer of United Retail Incorporated since April 2004. She was a senior design executive at Ann Taylor stores for more than five years, culminating with the title of Executive Vice President of Design.
Aaron Fleishaker, age 46, has been Senior Vice President-Real Estate of United Retail Incorporated since November 2006. Previously, he was Managing Director-Equity Investments of DJM Asset Management, Inc., a real estate consulting firm, from September 2006 to September 2004. Earlier, he was Executive Vice President-Property Management of Kimco Realty, a real estate developer, from August 2004 to prior to 2002.
Patricia Ippoliti, age 54, has been Senior Vice President-Human Resources of United Retail Incorporated since October 2006. Previously, she was a management consultant to Elizabeth Arden Red Door Spas, Inc., a spa operator, from September 2006 to February 2006 and was Senior Vice President-Human Resources of that company from January 2006 to January 2004. Earlier, she had a management consulting practice from December 2003 to July 2003. She was Senior Vice President-Human Resources of International Specialty Products, a specialty chemicals manufacturer, from June 2003 to prior to 2002.

David D. English, age 48, has been Vice President-Store Construction of United Retail Incorporated since October 2005. Previously, he was Vice President-Construction of Thor Equities, Inc., a real estate developer, from August 2005 to January 2003. In 2002, Mr. English was Vice President-Store Planning and Construction of Urban Brands, Inc., a chain of retail specialty apparel stores.
Kent Frauenberger, age 60, has been Vice President — Logistics of United Retail Logistics Operations Incorporated since March 1993.
Kelly Harbert, age 45, has been a senior sales executive with United Retail Incorporated for more than five years, with the title of Vice President-Midatlantic and Southeast Region since April 2007. She joined the Company in May 1993.
Scott Lucas, age 52, has been a senior sales executive with United Retail Incorporated for more than five years, with the title of Vice President-Sales, Western Region since August 2003. He joined the Company in February 1994.
Patrick McGahan, age 55, has been national Vice President-Sales of United Retail Incorporated since October 2003. Previously, he held a similar position with Bebe Stores, a retail chain, from April 2003 to February 2002.
John J. O’Connell III, age 38, has been Vice President-Controller of United Retail Incorporated since October 2005. Previously, he was Retail Controller for Polo Ralph Lauren, which, among other businesses, operated a chain of retail specialty apparel stores, from September 2005 to October 2002. Earlier, Mr. O’Connell was Controller of Brooks Brothers, Inc., a chain of retail specialty apparel stores, from September 2002 to October 2001.
Bradley Orloff, age 49, has been Vice President — Marketing of United Retail Incorporated since May 1991.
Rose Panicali, age 50, has been Vice President-Avenue BODY of United Retail Incorporated since August 2005. Previously, she was Vice President-General Merchandise Manager of Delia’s, a chain of retail specialty apparel stores, from December 2004 to February 2004. Earlier, she was a Divisional Merchandise Manager for New York & Co., Inc., a chain of retail specialty apparel stores, from January 2004 to prior to 2002.
Terence Puffer, age 57, has been Vice President-Production Services of United Retail Incorporated since August 2005. He joined the Company in November 2001.
Gerald Schleiffer, age 55, has been Vice President — Planning and Distribution of United Retail Incorporated since August 1999.

ITEM 1A. RISK FACTORS.
Fashion Risk
The Company historically experienced fluctuations in customer response to its merchandise assortments. Future success depends on the Company’s ability to consistently anticipate, assess and react to the changing demands of its customer base. As a private label merchandiser, the Company assumes certain risks, including long product lead times and high initial purchase commitments, that amplify the consequences of any miscalculation that it might make in anticipating fashion trends or interpreting them for customers. There is no assurance that the Company will be able to identify and offer merchandise that appeals to its customer base or that the introduction of new merchandise will be successful or profitable.
Inventory Fluctuations
The Company usually orders merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. The Company must carry a significant amount of inventory, especially before the Mother’s Day and Christmas selling periods. The Company’s inventory management strategy is to maintain targeted inventory levels and turns and not to permit inventory to accumulate. If this strategy is not successful, the Company sells excess inventory at significantly reduced prices, which adversely impacts profitability.
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
Other Operational Factors
The success of the business depends to a great extent on the quality of execution of many intricate tasks, including, but not limited to, quality product delivery, timing, distribution and store operations. Failure to properly execute such tasks may have an adverse effect on the business.
Other External Influences
The following external factors could impact the Company’s operations: threats of terrorism; war risk; shifts in consumer spending patterns, overall economic conditions; variations in weather patterns; increases in interest rates; political instability and other risks associated with foreign sources of production; and increases in fuel costs.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
As of February 3, 2007, the Company leased the following stores in the following states:

Alabama	7
Arizona	5
Arkansas	2
California	71
Connecticut	7
Delaware	2
Florida	29
Georgia	17
Illinois	34
Indiana	7
Kansas	2
Kentucky	3
Louisiana	6
Maryland	12
Massachusetts	12
Michigan	23
Minnesota	3
Mississippi	2
Missouri	5
North Carolina	7
Nebraska	2
New Hampshire	1
New Jersey	37
New Mexico	2
Nevada	3
New York	48
Ohio	25
Oklahoma	3
Oregon	5
Pennsylvania	20
Rhode Island	2
South Carolina	4
Tennessee	6
Texas	47
Virginia	9
Washington	10
Wisconsin	4
Store locations are available on the Internet at www.avenue.com. 402 stores are in strip shopping centers, 65 in malls and 17 in urban locations.
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
Certain pending legal proceedings to which the Company was a party were terminated during the fourth quarter of 2006 in the ordinary course of business. The termination of pending legal proceedings during that fiscal quarter did not have a material effect on the financial position, results of operations or cash flows of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a stockholder vote during the fourth quarter of fiscal 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a) The Common Stock of United Retail Group, Inc. is quoted on the NASDAQ Global Market under the symbol “URGI.”
The following table sets forth the reported high and low sales prices of the Common Stock as reported by NASDAQ for each fiscal quarter indicated.

	2005		2006
	High	Low	High	Low
First Quarter	$6.69	$4.78	$20.78	$15.03
Second Quarter	$8.50	$4.86	$19.04	$13.51
Third Quarter	$9.69	$7.20	$20.00	$14.02
Fourth Quarter	$15.71	$8.98	$19.95	$12.06
The last reported sale price of the Common Stock on the NASDAQ Global Market on April 16, 2007 was $14.32.
(b) At March 31, 2007, there were 349 record owners of Common Stock.
(c) United Retail Group, Inc. has not paid dividends on its Common Stock and has no present intention of doing so. Also, the Financing Agreement between United Retail Group, Inc. and certain of its subsidiaries and The CIT Group/Business Credit, Inc., dated August 15, 1997, as amended, forbids the payment of cash dividends.
The transfer agent and registrar for the Common Stock is Continental Stock Transfer and Trust Co., 17 Battery Place South, 8th Floor, New York, New York 10004.
(d) Equity Compensation Plan Information As Of February 3, 2007

Number of shares
remaining available
	Number of shares to		for future issuance
	be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding shares
	options, warrants	options, warrants	reflected in
Plan category	and rights	and rights	column(a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,496,200 *	$9.83	79,000

Equity compensation plans not approved by stockholders	20,000 **	$11.99	-0-

Total	1,516,200 *	$9.86	79,000

*	The number of shares to be issued upon the exercise of a stock appreciation right settled in stock is assumed to be equal to the number of shares used to measure the amount of price appreciation. Includes 175,000 shares of restricted stock.

**	Vested stock options held by an incumbent non-management Director that were not issued under a plan approved by the stockholders. In 1998, the Board issued him an option to purchase 17,000 shares at a price of $12.08 per share and an option to purchase 3,000 shares at a price of $11.50 per share. (He had not received any equity-based compensation during his service on the Company’s Board of Directors from 1992 through 1997.)
All shares of stock of the Corporation sold by the Corporation between fiscal 2004 and fiscal 2006 were registered under the Securities Act of 1933 on Form S-8 Registration Statements.
(e) There were no stock repurchases by the Company in the fourth quarter of fiscal 2006 except that, in connection with a net issuance of shares upon the exercise of a stock option, the Company purchased 415 shares of Common Stock from an associate at a price of $12.93 per share.
STOCKHOLDER RETURN GRAPH
The following graph shows the change at January 31, 2007 in the value of $100 invested in Common Stock of the Company on January 31, 2002 compared with the changes since then in the Standard & Poor’s 500 Composite Stock Index, which includes companies that sell products other than women’s apparel, and the Standard & Poor’s Retail Specialty Apparel Stock Index and a peer group index composed of Ann Taylor Stores Corp., The Cato Corporation, Charming Shoppes Inc. and Dress Barn Inc.

	1/02	1/03	1/04	1/05	1/06	1/07
United Retail Group, Inc.	100.0	40.00	40.57	70.78	219.72	185.53
S & P 500	100.0	76.98	103.60	110.05	121.47	139.11
S & P RETAIL (SPECIALTY APPAREL)	100.0	88.46	116.36	140.85	133.53	153.63
PEER GROUP CUMULATIVE TOTAL RETURN WEIGHTED AVERAGE BY MARKET VALUE	100.0	75.20	128.66	136.66	216.65	224.52
Copyright ©, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 6. SELECTED FINANCIAL DATA.
Selected Financial Data(1)

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	Feb. 1,	Jan. 31,	Jan. 29,	Jan. 28,	Feb. 3,
	2003	2004	2005	2006	2007
	(Shares and dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$431,964	$396,265	$399,250	$438,738	$462,134
Cost of goods sold, including buying and occupancy costs	344,197	314,131	315,394	327,312	344,651
Gross profit	87,767	82,134	83,856	111,426	117,483
General, administrative and store operating expenses	104,927	100,923	96,838	99,810	102,467
Goodwill impairment	5,611	—	—	—	—
Operating income (loss)	(22,771)	(18,789)	(12,982)	11,616	15,016
Interest income(2)	339	103	1,344	483	1,289
Interest expense	(1,166)	(1,020)	(870)	(652)	(683)
Income (loss) before taxes	(23,598)	(19,706)	(12,508)	11,447	15,622
Provision for (benefit from) income taxes(3)	(521)	(636)	(2,028)	(16,804)	3,020
Net income (loss)	(23,077)	(19,070)	(10,480)	28,251	12,602
Net income (loss) per common share:
Basic	$(1.77)	$(1.47)	$(0.82)	$2.18	$0.93
Diluted	$(1.77)	$(1.47)	$(0.82)	$2.11	$0.89
Weighted average number of common shares outstanding:
Basic	13,047	12,937	12,749	12,958	13,545
Diluted	13,047	12,937	12,749	13,360	14,140
Balance Sheet Data (at period end):
Working capital	$28,688	$18,324	$16,336	$46,551	$62,273
Total assets	210,667	182,314	166,054	197,496	205,572
Long-term capital lease obligations	5,764	3,646	1,735	—	—
Long-term distribution center financing	3,961	3,326	2,633	1,877	1,060
Total stockholders’ equity	98,995	80,020	70,049	103,163	119,393

(1)	The Selected Financial Data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” of this Report. Balance sheet data at February 3, 2007 and January 28, 2006 and statements of operations data for each of the three fiscal years in the period ended February 3, 2007 were derived from the audited consolidated financial statements.

(2)	Includes interest income of $1.3 million related to an Internal Revenue Service settlement for the year ended January 29, 2005.

(3)	Includes for fiscal 2004, federal tax benefit of $0.4 million related to an Internal Revenue Service settlement and for fiscal 2004 and 2003, increases to valuation allowances of $4.3 million and $12.6 million, respectively, related to net operating loss (“NOL”) carryforwards, other net deferred tax assets and other tax attributes and $1.8 million and $0.9 million, respectively, in reversals of previous accruals for potential tax liabilities arising from various settlements. The benefit from income taxes increased to $16.8 million in fiscal 2005 from $2.0 million in fiscal 2004, principally from the reversal of the $22.6 million valuation allowance for the Company’s NOL carryforwards, other net deferred tax assets and other tax attributes. The provision for income taxes in fiscal 2006 was reduced by the reversal of a $2.4 million valuation allowance for the Company’s charitable contribution carryforward.
The Company does not hold or issue financial instruments for trading purposes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Introduction
This Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this Report and an overview to put this information in context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this Report. It should not be relied upon separately from the balance of this Report.
Products and Purchasing
The Company is a leading specialty retailer of women’s fashions featuring its proprietary AVENUE® brand. Its product line features AVENUE® brand large size (14 or larger) women’s wearing apparel, AVENUE BODY® brand large size women’s undergarments and lingerie, AVENUE BODY® brand hosiery and CLOUDWALKERS® brand women’s footwear, as well as AVENUE® brand accessories and gifts.
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
Channel of Distribution
The Company’s channel of distribution is retail stores using its AVENUE® trade name. At February 3, 2007, it operated 484 stores in 37 states. See, “Stores.” The Company also has operated a website at www.avenue.com that sells a selection of the merchandise that is also on sale in the stores.
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
Price Trend in Apparel Industry
The Consumer Price Index published by the U.S. Dept. of Labor, Bureau of Labor Statistics, for seasonally adjusted city average for women’s and girls’ apparel (the “CPI”) declined 0.4% in fiscal 2004, declined 1.9% in fiscal 2005 and increased 2.8% in fiscal 2006, comparing January 31st each year with that date in the previous year. During the 10 years ended January 31, 2007, this apparel CPI declined 10.1%. Price deflation in the industry has limited the extent to which the Company is able to increase prices. There is no assurance that this long term deflationary trend will not continue.
Company Sales Fluctuations
The Company conducts a weekly interdisciplinary review of sales and merchandise margins and prepares budgets for two six-month merchandising seasons each year, the Spring season and the Fall season. Management uses comparable store sales (for stores open at least 12 months at the time) to measure business trends.
Seasonal store sales data (with sales improvements versus the previous comparable period in bold type) follow:

	Spring			Fall
	2004	2005	2006	2004	2005	2006
Total store sales ($millions)*	$196.0	$215.6	$221.4	$196.9	$209.0	$212.1
Sales per average store ($000’s)	$368	$422	$445	$372	$412	$432
Average number of stores	532	511	497	529	507	491
Comparable store sales**	-2.2%	+12.8%	+4.8%	+6.8%	+10.2%	+3.2%

*	Fall 2006 total store sales are shown for the first 26 weeks of a fiscal period that included 27 weeks.

**	A store that is relocated within the same shopping center or mall is considered comparable. However, if the store is relocated elsewhere, it is considered a new store and not comparable. A store that is expanded or contracted is still comparable, i.e., the sales from the remodeled store are considered comparable. Stores that are closed are not considered comparable. The comparable store sales calculation is not adjusted for changes in the store sales return reserve and excludes sales on the Internet. For Fall 2006, the percentage increase is derived from sales during the first 26 weeks of a fiscal period that included 27 weeks. See, also, “Price Trend in Apparel Industry.”

Store Count
Store counts averaged 531 stores, 509 stores and 494 stores, respectively, for fiscal 2004, 2005 and 2006. In fiscal 2006, the Company opened six stores, closed 22 stores and ended the year with 484 stores.
The Company estimates that it will close approximately 15-20 stores in fiscal 2007 as part of its normal lease maintenance program. There is an objective to open approximately 30 or more new stores, generally in strip shopping centers, in fiscal 2007. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
Liquidity
United Retail Group, Inc. and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997, as amended (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”). The Financing Agreement provides credit to the Companies on a revolving basis.
The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand, current and anticipated cash flow from operations and landlord construction allowances, will be adequate to meet the Company’s cash requirements, including capital expenditures, for at least the next 12 months.
This section constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
Growth Strategy
The Company’s internal growth strategy is to continue to increase sales per average store in its existing store base, to increase the number of stores and to expand Internet sales through www.avenue.com. Also, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.
DISCUSSION AND ANALYSIS
(This section and the three that follow provide details about the material line items in the Company’s statements of operations and recent sales and comparable store sales data.)

Fiscal 2006 Versus Fiscal 2005
Net sales for fiscal 2006, which included 53 weeks, increased 5.3% from fiscal 2005, which included 52 weeks, to $462.1 million from $438.7 million.
The sources of net sales growth were as follows:

Amount		Attributable to
$16.6	million	4.0% increase in comparable store sales during the first 52 weeks of the fiscal year
6.9	million	net sales in the last week of 53-week fiscal year
0.5	million	new stores
(9.5	) million	closed stores
8.9	million	www.avenue.com and other

$23.4	million	Total

In fiscal 2006, transactions per average store increased approximately 6%, units sold per average store increased approximately 5% and average price per unit sold increased approximately 2%.
There was better customer acceptance of knit tops, woven bottoms, knit bottoms and bath and skincare products, which increased sales by $22.8 million in comparison to fiscal 2005.
Average number of stores decreased from 509 in fiscal 2005 to 494 in fiscal 2006. See, “Stores.”
Gross profit increased to $117.5 million in fiscal 2006 from $111.4 million in fiscal 2005, in each year amounting to 25.4% of net sales. A decline in buying and occupancy costs (70 basis points as a percentage of net sales) was offset by factors that included higher freight costs (30 basis points) and lower merchandise margins (20 basis points). Future gross profit levels will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
General, administrative and store operating expenses increased to $102.5 million in fiscal 2006 from $99.8 million in fiscal 2005 but decreased as a percentage of net sales to 22.2% from 22.8%. The percentage decrease arose principally from lower management incentive compensation (80 basis points) and store payroll (50 basis points), partially offset by higher health benefits costs (30 basis points) and lower yields from the Company’s proprietary credit card (30 basis points). There is no assurance that the general, administrative and store operating expenses percentage will continue to decrease in percentage terms.
Operating income increased 29.3% to $15.0 million in fiscal 2006 from $11.6 million in fiscal 2005.
Interest income increased to $1.3 million in fiscal 2006 from $0.5 million in fiscal 2005, principally as the result of larger account balances.
Interest expense was $0.7 million in both fiscal 2006 and fiscal 2005.
In fiscal 2006, there was a provision for income taxes of $3.0 million. In contrast, in fiscal 2005, there was a benefit from income taxes of $16.8 million, principally from the reversal of the $22.6 million valuation allowance for the Company’s net operating loss (“NOL”) carryforwards, other net deferred tax assets and other tax attributes. (At February 3, 2007, the Company had federal NOL’s of approximately $1.6 million and state NOL’s of approximately $70 million.) The Company’s effective tax rate was positive 19.4% for fiscal 2006 in contrast to negative 146.8% for fiscal 2005.
The Company had net income of $12.6 million in fiscal 2006 and $28.3 million in fiscal 2005.

Fiscal 2005 Versus Fiscal 2004
Net sales for fiscal 2005 increased 9.9% from fiscal 2004, to $438.7 million from $399.3 million.
The sources of net sales growth were as follows:

Amount		Attributable to
$43.8	million	11.5% increase in comparable store sales
1.3	million	new store
(12.3	) million	closed stores
6.7	million	www.avenue.com and other

$39.5	million	Total

In fiscal 2005, transactions per average store increased approximately 18%, units sold per average store increased approximately 15% and average price per unit sold decreased approximately 2%.
There was better customer acceptance of denim, woven tops, knit bottoms, accessories, knit tops and sweaters, which increased sales by $37.9 million in comparison to fiscal 2004.
Average number of stores decreased from 531 in fiscal 2004 to 509.
Gross profit increased to $111.4 million in fiscal 2005 from $83.9 million in fiscal 2004, increasing as a percentage of net sales to 25.4% from 21.0%. Gross profit as a percentage of net sales increased principally because rent and occupancy costs declined as a percentage of net sales (240 basis points), which occurred because net sales increased and rent and occupancy costs declined. Merchandise margins also increased (220 basis points), as a result of lower costs.
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
The benefit from income taxes increased to $16.8 million in fiscal 2005 from $2.0 million in fiscal 2004, principally from the reversal of the $22.6 million valuation allowance for the Company’s NOL carryforwards, other net deferred tax assets and other tax attributes. The Company’s effective tax rate was negative 146.8% for fiscal 2005 and positive 16.2% for fiscal 2004.
The Company had net income of $28.3 million in fiscal 2005 and incurred a net loss of $10.5 million in fiscal 2004.

February 2007 — March 2007 Sales
Combined net sales for the months of February and March of fiscal 2007 increased from February and March of fiscal 2006 to $74.1 million from $70.0 million. Comparable store sales for the two months combined increased 4.7%. Easter week occurred in March of fiscal 2007 and in April of fiscal 2006. The shift of Easter week benefited comparable store sales for March of fiscal 2007. Average number of stores decreased from 499 to 486.
Comparable Store Sales
Management uses comparable store sales* changes to measure productivity. Changes in comparable store sales in previous six-month merchandising seasons and in the current season to date were:

2004		2005		2006		2007
Spring	Fall	Spring	Fall	Spring	Fall	February	March
-2.2%	+6.8%	+12.8%	+10.2%	+4.8%	+3.2%	-3.6%	+10.6%**

*	A store that is relocated within the same shopping center or mall is considered comparable. However, if the store is relocated elsewhere, it is considered a new store and not comparable. A store that is expanded or contracted is still comparable, i.e., the sales from the remodeled store are considered comparable. Stores that are closed are not considered comparable. The comparable store sales calculation is not adjusted for changes in the store sales return reserve and excludes sales on the Internet.

**	Easter week occurred in March of fiscal 2007 and in April of fiscal 2006. The shift of Easter week benefited comparable store sales for March of fiscal 2007.
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
Cash Flow
Net cash provided from operating activities was $13.4 million in fiscal 2006, declining $7.2 million from $20.6 million in fiscal 2005. This decline resulted principally from a $15.6 million decline in net income in fiscal 2006, a $6.0 million decrease in accounts payable and accrued expenses in fiscal 2006 versus a corresponding $2.8 million increase in fiscal 2005 and a $5.5 million larger increase in inventory in fiscal 2006 than in fiscal 2005, partially offset by a $2.8 million increase in deferred income taxes in fiscal 2006 versus a corresponding $18.8 million decrease in fiscal 2005.

Balance Sheet Sources of Liquidity
The Company’s cash and cash equivalents increased to $36.4 million at February 3, 2007 from $32.3 million at January 28, 2006.
Inventories were stated at $70.7 million at February 3, 2007, up from $62.8 million at January 28, 2006.
Inventory, excluding Shop @ Home inventory and import in-transit inventory, on a cost per square foot basis increased 22% from January 28, 2006. The increase in in-store inventory consisted principally of Spring merchandise. The increase in in-store inventory was planned in anticipation of customer demand higher than the sales that have actually been made thus far (actual increases in comparable store sales of 0.5% during the first 13 weeks of the fourth quarter of fiscal 2006 and 4.7% during February and March 2007 combined). However, Spring merchandise is still current merchandise. Inventory levels are seasonal. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)
Property and equipment decreased to $62.9 million at February 3, 2007 from $66.8 million at January 28, 2006, principally from depreciation. The Company expects property and equipment to increase in fiscal 2007 because capital expenditures are budgeted to increase (see, “Capital Expenditures”). The preceding sentence constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
Other Liquidity Sources
Purchases of merchandise directly imported by the Company are made in U.S. dollars and generally financed by trade letters of credit. The Company was the importer of record for 58% of its total purchases in fiscal 2006.
In March 2007, the term of the Financing Agreement was extended to August 15, 2010. The line of credit is $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At February 3, 2007, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $25.9 million and standby letters of credit were outstanding in the amount of $7.2 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.
Subject to the following paragraph, the availability of credit (within the aggregate $50 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the aggregate outstanding amount of its letters of credit and its revolving loans, if any. The borrowing base, as to any of the Companies is (i) the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 65% to 75% depending on the time of year, (y) the balance from time to time in an account in its name that has been pledged to the lenders (a “Pledged Account”) and (z) 85% of certain receivables from credit card companies less (ii) reserves for rent for 140 stores located in certain states and liens other than permitted liens and, at CIT’s option, a reserve for sales taxes collected but not yet paid.
The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any significant financial covenants.

The combined borrowing capacity of the Companies is cyclical due to the seasonality of the retail industry. At February 3, 2007, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $16.9 million; the Pledged Account had a balance of $7.0 million, which can be withdrawn in the Company’s discretion in the absence of an event of default; no loan was outstanding; and the Companies’ balance sheet cash and cash equivalents of $36.4 million were unrestricted. The Company has agreed with CIT to have its subsidiary, Avenue Giftcards, Inc. (which issues AVENUE® giftcards), maintain a minimum level of high-grade liquid investments, which amounted to $0.9 million. These investments were classified as restricted cash on the balance sheet at February 3, 2007 and will fluctuate each quarter in relation to the volume of net issuances of AVENUE® giftcards and merchandise credits during the previous six months. (The volume of net issuances is seasonal.)
The line of credit is collateralized by (i) inventory and its proceeds, (ii) receivables from credit card companies and (iii) the balance, if any, from time to time in the Pledged Account.
The Financing Agreement includes certain restrictive covenants that impose limitations (subject to certain exceptions) on the Companies with respect to making certain investments, declaring or paying cash dividends, making loans, engaging in certain transactions with affiliates, or consolidating, merging or making acquisitions outside the ordinary course of business.
The Company has drawn on the revolving loan facility under the Financing Agreement from time to time to meet its peak working capital requirements. Interest is payable monthly based on a 360-day year either at the prime rate or at the LIBOR-based rate plus an incremental percentage of 1.75% per annum. The borrower can select either the prime rate or the LIBOR-based rate as the basis for determining the interest rate. Payments of revolving loans are not required until termination of the agreement unless either (1) the outstanding balance of revolving loans and outstanding letters of credit exceeds the combined borrowing capacity of the Companies, in which case the excess would be payable upon demand from CIT or (2) a default under the Financing Agreement arises.
Short-term trade credit represents a significant source of financing for purchases of merchandise not directly imported by the Company. Trade credit arises from the willingness of the Company’s vendors of these products to grant extended payment terms for inventory purchases and is generally financed either by the vendor or a third-party factor. The availability of trade credit depends on the Company’s having other sources of liquidity, as well. In particular, credit authorizations by trade creditors focus on the amount of the Company’s cash and cash equivalents and its borrowing capacity under the Financing Agreement.
Landlords often provide a construction allowance toward the cost of improvements in new stores, including interior walls, floors, ceilings, fixtures and decorations. In addition, capital leases of fixtures in new stores are a source of long term financing. The Company would use fixture capital leases to finance a portion of new store costs if financing costs were reasonable.
Capital Expenditures
This section and the one that follows provide details about certain uses of cash by the Company.
Capital expenditures were $9.2 million in fiscal 2006, up from $1.8 million in fiscal 2005.
Capital expenditures are budgeted to be approximately $25 million for fiscal 2007, including costs of building new stores, refurbishing certain existing stores and upgrading infrastructure. This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Principal Contractual Obligations and Certain Other Commercial Commitments
The principal contractual obligations of the Company and certain other commercial commitments at February 3, 2007 (see, also “Critical Accounting Policies – Incurred But Not Reported Claims For Personal Injuries and Medical Benefits”) are summarized in the following charts:

	Total	Payments Due by Period (000’s omitted)
Principal Contractual	Payments Due	Less than			Over
Obligations	(000’s omitted)	1 Year	1-3 Years	4-5 Years	5 Years
Distribution Center Mortgage(1)	$1,877	$817	$1,060	—	—
Fixture Capital Leases(1)	404	404	—	—	—

Total	$2,281	$1,221	$1,060	—	—

	Total Amounts	Amount of Commitment per Period (000’s omitted)
Certain Other	Committed	Less than			Over
Commercial Commitments	(000’s omitted)	1 Year	1-3 Years	4-5 Years	5 Years
Operating Leases(2)	$250,390	$43,886	$75,827	$64,040	$66,637
Trade Letters of Credit(3)	25,890	25,890	—	—	—
Standby Letters of Credit	7,245	7,245	—	—	—
Customs Duties Bond	2,000	2,000	—	—	—
Purchase Orders(4)	32,167	32,167	—	—	—

Total	$317,692	$111,188	$75,827	$64,040	$66,637

(1)	The proceeds of the distribution center mortgage were principally used to partially finance the construction cost of the Company’s national distribution center, which was completed in fiscal 1993. The proceeds of the fixture capital leases were principally used in fiscal 2001 to partially finance new stores.

(2)	Landlord charges other than rent are not included. Additional landlord charges for taxes, maintenance and similar expenses were equivalent to approximately 30% to 35% of the rent paid historically.

(3)	Trade letters of credit support Company obligations under certain purchase orders for merchandise directly imported for which payment is not yet due.

(4)	Purchase orders for merchandise not supported by trade letters of credit.
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
Meeting Cash Requirements
The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for refurbishing and building stores and replacing fixtures where appropriate. During fiscal 2006, the Company funded its cash requirements from net cash provided from operating activities. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities.

The Company plans to use the Financing Agreement for its immediate and future working capital needs. Management believes that the borrowing capacity under the Financing Agreement, together with cash on hand, current and anticipated cash flow from operations and landlord construction allowances, will be adequate to meet the Company’s cash requirements, including capital expenditures, for at least the next 12 months.
This section constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
Critical Accounting Policies
Introduction
This section discusses the Company’s critical accounting policies.
Financial statements in accordance with generally accepted accounting principles are affected by the policies followed by management in preparing them. Some accounting policies require difficult, subjective or complex judgments by management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Among the most important accounting policies of the Company that involve such managerial judgments are the use of (i) the retail method of accounting for inventory, (ii) estimates of incurred but not reported claims for uninsured damages for personal injuries and workers’ compensation benefits and for benefits under the Company’s self-insured medical, dental and prescription plans for its associates, as well as future development costs of reported claims (collectively, “IBNR Claims”), (iii) estimates of the useful lives of long lived assets and (iv) estimates of tax liabilities.
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

The markdown reserves at the end of fiscal 2006, 2005 and 2004, respectively, ranged from a low of $0.8 million to a high of $1.8 million with the markdown reserve at February 3, 2007 at the high end of the range. Giving effect to these reserves and including import in-transit inventories, inventories were stated at $70.7 million at February 3, 2007 and $62.8 million at January 28, 2006.
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
Incurred But Not Reported Claims For Personal Injuries and Medical Benefits
The Company records a liability for IBNR Claims, which is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker. The Company has insurance policies with coverage for auto, general liability and workers’ compensation claims but it remains liable for a self-insured retention of $0.1 million for each auto claim and $0.3 million for each general liability and workers’ compensation claim. The Company is self-insured for its medical, dental and prescription plans for associates. The Company has stop loss insurance coverage for employee medical claims over $0.2 million each. Also, there is an aggregate limit for the medical, dental and prescription plans which, at February 3, 2007, was $6.9 million based on the number of associates participating at that time. The estimates underlying the liability for IBNR Claims are matters of judgment on which insurance experts may differ.
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
The Company believes that industry factors are less reliable because they are broad based. The use of industry factors would not have changed materially the Company’s casualty IBNR liability reflected on the balance sheets included in the financial statements contained in this Report. As of February 3, 2007, for example, the use of industry factors would have decreased the liability by only approximately $0.4 million.
The Company estimates its health claims IBNR by (i) dividing the “run-off” amounts (claims paid after a policy expired without being renewed) by claims paid during the last policy year (December 31) and (ii) applying the resulting percentage to the trailing 12 months of paid claims at the time of the calculation. An alternative methodology would be to use industry factors.
The Company believes that industry factors are less reliable because they are broad based. The use of industry factors would not have changed materially the Company’s health claims IBNR liability reflected on the balance sheets included in the financial statements contained in this Report. As of February 3, 2007, for example, the use of industry factors would have increased the liability by only approximately $0.1 million.

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
Long Lived Assets
Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives of 40 years for the distribution center building, the lesser of the estimated useful life or the life of the lease for leasehold improvements and 5 to 20 years for furniture, fixtures and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Betterments which extend service lives are capitalized.
The Company regularly evaluates whether events and circumstances have occurred that indicate either that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable.
Factors that are considered in this evaluation process include, when applicable, the geographical market’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and other perceived local market conditions. The future impact of these factors can be difficult to predict and may be subject to change. When these factors indicate that assets should be evaluated for possible impairment, the Company prepares an estimate of the undiscounted net cash flows over the remaining life of the groups of assets that have independent cash flows on a combined basis in measuring whether the carrying value of the assets is recoverable.
If the Company’s estimates of these future cash flows were overstated, assets that should be written off as impaired might not be. In that instance, the value of property and equipment for the current period, as well as current income, would be overstated. The opposite would be the case if assets that were not actually impaired were improperly written off.
Management believes that depreciation and amortization of property and equipment reflected in the balance sheets included in the financial statements contained in this Report were fairly stated in all material respects.
Deferred Tax Assets
The Company provides for income taxes in accordance with SFAS No.109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the use of the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense (benefit) represents the change in the deferred tax asset/liability balance. The Company establishes valuation allowances against deferred tax assets when sufficient negative evidence exists concerning the realization of those deferred tax assets. The Company also provides for estimated exposures on its filed tax returns; such accruals are included in other long-term liabilities.

Tax laws are complex and subject to different interpretations by the taxpayer and the respective governmental authorities. Significant judgment is involved in the determination of the Company’s provision for or benefit from income taxes as well as the valuation of deferred tax balances. The Company reviews its tax positions quarterly and adjusts the balances as new information becomes available. The Company’s deferred tax assets include temporary differences as well as net operating losses and tax credit carryforwards. The Company evaluates the recoverability of those assets quarterly by assessing future expected taxable income, tax planning opportunities and the likelihood of reversal of taxable temporary differences. These assessments rely heavily on estimates. A variance between those estimates and actual future performance or changes in tax laws could have a significant impact on the Company’s future earnings.
Management believes that deferred tax assets reflected in the balance sheets included in the financial statements contained in this Report were fairly stated in all material respects.
Private Label Credit Cards Issued By The Bank
In fiscal 2005, the Company and World Financial Network National Bank (the “Bank”) were parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (the “1998 Credit Card Program Agreement”). On November 28, 2005, the 1998 Credit Card Program Agreement was restated (as restated, the “Amended Agreement”). Net credit sales volume with the Bank increased to $147.9 million in fiscal 2006 from $134.2 million in fiscal 2005.
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
Under the 1998 Credit Card Program Agreement, general, administrative and store operating expenses were offset in part by premiums received from the Bank of $6.6 million in fiscal 2005.
Under the 1998 Credit Card Program Agreement, royalties were based on program revenues minus receivables written off by the Bank and the cost of funds for the program at the one-year Constant Maturities Treasury (“CMT”) rate plus 25 basis points. (However, the CMT rate was not less than 5.00% per annum for the purpose of this calculation.) The restatement of the 1998 Credit Card Program eliminated the bad debt and interest rate risks that formerly had been borne by the Company.

Under the Amended Agreement, the Bank continued the private label credit card program and issued Avenue credit cards used to purchase merchandise and services from United Retail Incorporated and its designees. The Bank also continued to administer the credit card program, handling remittances and processing services. (However, the Company must approve any changes to consumer charges, credit terms and credit criteria related to the accounts from those in effect on the date of the Amended Agreement.) The Bank continued to be the sole and exclusive owner of all customer accounts and the creditor in respect of receivables generated.
The Bank pays the Company specified percentages of net credit sales and outstanding receivables, respectively. The Company reimburses the Bank, however, for chargebacks and all “pass through” expenses.
Net amounts received by the Company under the Amended Agreement in fiscal 2006 declined 30 basis points as a percentage of net sales to $5.5 million from the net amounts received in fiscal 2005.
The Amended Agreement became effective January 29, 2006, and shall expire on February 29, 2012 (as may be extended, the “Term”) unless earlier terminated. Additionally, the Term shall automatically extend for successive three-year periods unless one party notifies the other at least six months prior to any such extension that it does not wish to extend the Amended Agreement.
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
Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees and directors, including grants of stock options, stock appreciation rights (”SAR’s”) and restricted stock, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. SFAS No. 123R became effective in fiscal 2006. Excluding SAR’s to be settled in cash, the related compensation expense recognized in fiscal 2006 was $0.8 million. Excluding SAR’s to be settled in cash, the compensation expense recognized under SFAS No. 123R for fiscal 2007, assuming no change in the securities subject to SFAS No. 123R during the year, is estimated to be approximately $1.3 million.

Stores
The Company’s channel of distribution is leased retail stores using its AVENUE® trade name.
Store counts averaged 531 stores, 509 stores and 494 stores, respectively, for fiscal 2004, 2005 and 2006. In fiscal 2006, the Company opened six-stores, closed 22 stores and ended the year with 484 stores.
The Company estimates that it will close approximately 15 to 20 stores in fiscal 2007 as part of its normal lease maintenance program. There is an objective to open 30 or more new stores, generally in strip shopping centers, this year. This paragraph constitutes forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
Landlords often provide a construction allowance toward the cost of improvements in new stores, including interior walls, floors, ceilings, fixtures and decorations. The Company usually pays certain store operating costs, including utilities, insurance and taxes and, where applicable, its share of common area maintenance expenses.
Retail selling space was approximately 2.2 million square feet both at February 3, 2007 and January 28, 2006.
Depreciation and amortization of property and equipment relate principally to assets in stores and declined to $12.0 million in fiscal 2006 from $13.3 million in fiscal 2005.
E-Commerce
The Company has an Internet site (www.avenue.com) that sells a selection of the merchandise that is also for sale in the Company’s stores. The Company ships its avenue.com orders from its national distribution center in Troy, Ohio.
Shares of Company Stock Held in Supplemental Retirement Savings Plan
In fiscal 2004, the shares held in the Supplemental Retirement Savings Plan (“SRSP”) account of Raphael Benaroya, the Company’s Chairman of the Board, President and Chief Executive Officer, were classified as treasury shares and had no voting rights. With respect to the deferred compensation obligations of the SRSP, the liability was marked to market and this liability adjustment flowed through the statement of operations as either an increase or a decrease in compensation expense. With respect to the SRSP assets, marketable securities were also marked to market except shares of Company stock, which were recorded permanently at cost. This asset adjustment also flowed through the statement of operations. The liability adjustment and the asset adjustment were not necessarily equal in amount because of the disparate treatment of Company stock. In fiscal 2004, the market price of Company stock rose and compensation expense was increased $0.7 million as a result of the foregoing accounting treatment.
In fiscal 2005, the SRSP was amended to change the status of the shares held in Mr. Benaroya’s SRSP account and to accord voting rights to the shares, which are now classified as outstanding shares. (The shares are voted by the Administrative Committee of the SRSP in the exercise of its fiduciary duties.) The change in the classification of the shares eliminated the disparate adjustments of SRSP liabilities and assets described in the preceding paragraph and the related effect on compensation expense.

Growth Strategy
The Company’s internal growth strategy is to continue to increase sales per average store in its existing store base, to increase the number of stores and to expand Internet sales through www.avenue.com. Also, the Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a suitable corporate acquisition at an opportune price if adequate financing at acceptable rates were available.
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
The Company historically experienced fluctuations in customer response to its merchandise assortments. Future success depends on the Company’s ability to consistently anticipate, assess and react to the changing demands of its customer base. As a private label merchandiser, the Company assumes certain risks, including long product lead times and high initial purchase commitments, that amplify the consequences of any miscalculation that it might make in anticipating fashion trends or interpreting them for customers. There is no assurance that the Company will be able to identify and offer merchandise that appeals to its customer base or that the introduction of new merchandise will be successful or profitable.
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
The following additional factors, among others, could also affect the Company’s actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: threats of terrorism; war risk; shifts in consumer spending patterns; overall economic conditions; the impact of increased competition; variations in weather patterns; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company’s manufacturers to deliver products in a timely manner; political instability and other risks associated with foreign sources of production and increases in fuel costs.
As a result of the variables, risks and uncertainties referred to in this section, the estimates and projections made in this Report, and the expectations referred to herein, may not be realized.
The Company assumes no obligation to update any forward-looking statement.

Stockholder Rights Plan
The Company’s stockholder rights plan and certain provisions of the By-Laws and of the Delaware General Corporation Law may make it more difficult for a third party to acquire the Company, even if doing so would allow the stockholders to receive a premium over the prevailing market price of the Common Stock. These rights and By-Laws provisions are intended to encourage potential acquirers to negotiate and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these rights and provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect the price of the Common Stock.
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
The Company performs a formal annual assessment, in which the Company’s Chief Executive Officer and Chief Financial Officer participate, of the effectiveness of the Company’s internal control over financial reporting. Management conducted this assessment as of February 3, 2007 using the criteria set forth in “Internal Control — Integrated Framework,” a publication issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of February 3, 2007.
Internal control over financial reporting in the future will be subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies and procedures may deteriorate.
The Company’s independent registered public accounting firm, Eisner LLP, issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report is the second document in Item 8. “Financial Statements and Supplementary Data” of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company does not hold or issue financial instruments for trading purposes.
The Company is subject to equity price risk associated with outstanding stock appreciation rights settled in cash (“Cash SAR’s”), held principally by nonmanagement Directors. At fiscal 2006 year-end, the compensation expense accrual from the fair market valuation of Cash SAR’s (which is primarily driven by the change in the price of Company stock) was $1.1 million, increasing from $1.0 million in fiscal 2005. At fiscal 2006 year-end, the closing market price of Company Common Stock was $14.50 per share. Different market prices would have changed the compensation expense accrual as follows:

Assumed Price Per Share	Pro Forma (Decrease) Increase In Expense
$9.50	$(0.5	) million
$12.00	$(0.3	) million
$17.00	$0.3	million
$19.50	$0.5	million
The Company was not exposed to material interest rate risk in fiscal 2006 and fiscal 2005. See, note 8 to the footnotes to the Company’s financial statements in Item 8. “Financial Statements and Supplementary Data.” The Financing Agreement provides for loans, at the Company’s option, at the prime rate published by J.P. Morgan Chase Bank or the LIBOR rate plus 1.75 percentage points. At fiscal 2006 year-end, the Company’s borrowing capacity under the Financing Agreement was $16.9 million, the prime rate was 8.25% per annum and the LIBOR rate was 5.32% per annum.
The Company is not exposed to foreign currency exchange rate risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of January 28, 2006 and February 3, 2007

Consolidated Statements of Operations for each of the three fiscal years in the period ended February 3, 2007

Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 3, 2007

Consolidated Statements of Stockholders’ Equity for each of the three fiscal years in the period ended February 3, 2007

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
United Retail Group, Inc.:
We have audited the accompanying consolidated balance sheets of United Retail Group, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and February 3, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Retail Group, Inc. and subsidiaries as of January 28, 2006 and February 3, 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.
In connection with our audit of the financial statements referred to above, we audited Schedule II – Valuation and Qualifying Accounts. In our opinion, this schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects, the information stated therein.
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for share-based compensation effective January 29, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Retail Group, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Eisner LLP
New York, New York
April 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
United Retail Group, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that United Retail Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). United Retail Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that United Retail Group, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United Retail Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Retail Group, Inc. and subsidiaries as of February 3, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and our report dated April 16, 2007, expressed an unqualified opinion thereon.
Eisner LLP
New York, New York
April 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
United Retail Group, Inc.:
In our opinion, the accompanying consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the results of operations and cash flows of United Retail Group, Inc. and its subsidiaries (the “Company”) for the year ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Stamford, Connecticut
April 27, 2005

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	January 28,	February 3,
	2006	2007
ASSETS
Current assets:
Cash and cash equivalents	$32,268	$36,394
Accounts receivable	3,899	3,813
Inventory	62,801	70,738
Prepaid rents	4,607	4,656
Restricted cash	846	910
Current deferred taxes	9,350	4,295
Other prepaid expenses	1,448	2,028

Total current assets	115,219	122,834

Property and equipment, net	66,791	62,887
Deferred compensation plan assets	4,086	5,148
Long-term deferred taxes	9,473	13,147
Deferred charges and other intangible assets, net of accumulated amortization of $517 and $575	366	307
Other assets	1,561	1,249

Total assets	$197,496	$205,572

LIABILITIES
Current liabilities:
Current portion of distribution center financing	$756	$817
Current portion of capital leases	1,695	404
Accounts payable and other	29,466	25,335
Disbursement accounts	10,240	9,430
Accrued expenses	26,511	24,575

Total current liabilities	68,668	60,561

Long-term distribution center financing	1,877	1,060
Deferred lease incentives	10,636	10,383
Deferred compensation plan liabilities	4,086	5,148
Other long-term liabilities	9,066	9,027

Total liabilities	94,333	86,179

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized 1,000,000 shares; none issued
Series A junior participating preferred stock, $.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized 30,000,000 shares; issued 14,652,400 shares and 15,265,100 shares	15	15
Additional paid-in capital	87,743	92,861
Deferred compensation obligation (279,870 shares)	1,353	1,353
Retained earnings	21,757	34,359
Treasury stock (1,312,955 shares and 1,404,902 shares), at cost	(7,705)	(9,195)

Total stockholders’ equity	103,163	119,393

Total liabilities and stockholders’ equity	$197,496	$205,572

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 29,	January 28,	February 3,
	2005	2006	2007
Net sales	$399,250	$438,738	$462,134

Cost of goods sold, including buying and occupancy costs	315,394	327,312	344,651

Gross profit	83,856	111,426	117,483

General, administrative and store operating expenses	96,838	99,810	102,467

Operating (loss) income	(12,982)	11,616	15,016

Interest income	1,344	483	1,289
Interest expense	(870)	(652)	(683)

(Loss) income before income taxes	(12,508)	11,447	15,622

(Benefit from) provision for income taxes	(2,028)	(16,804)	3,020

Net (loss) income	$(10,480)	$28,251	$12,602

Net (loss) income per share
Basic	$(0.82)	$2.18	$0.93

Diluted	$(0.82)	$2.11	$0.89

Weighted average number of shares outstanding
Basic	12,748,878	12,957,910	13,544,742
Common stock equivalents	—	402,119	595,630

Diluted	12,748,878	13,360,029	14,140,372

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 29,	January 28,	February 3,
	2005	2006	2007
Cash Flows From Operating Activities:
Net (loss) income	$(10,480)	$28,251	$12,602
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,315	13,322	12,020
Amortization of deferred charges and other intangible assets	343	96	91
Loss on disposal of assets	309	697	1,036
Share based compensation expense	729	624	846
Excess tax benefit from exercise of stock options	—	462	(1,423)
Gain on insurance proceeds	—	(247)	—
Deferred income taxes	—	(18,823)	2,803
Deferred lease assumption revenue amortization	(2)	—	—
Internal Revenue Service settlement related to warrants	1,157	—	—
Changes in operating assets and liabilities:
Accounts receivable	285	(2,179)	269
Income taxes	43	97	(281)
Inventory	208	(2,452)	(7,937)
Accounts payable and accrued expenses	73	2,757	(5,969)
Other current assets	(183)	152	(693)
Deferred lease incentives	(2,085)	(2,272)	(253)
Other assets and liabilities	(1,540)	75	241

Net Cash Provided by Operating Activities	3,172	20,560	13,352

Investing Activities:
Capital expenditures	(1,963)	(1,784)	(9,152)
Deferred payment for property and equipment	(10)	—	—
Gain on insurance proceeds	—	31	—

Net Cash Used in Investing Activities	(1,973)	(1,753)	(9,152)

Financing Activities:
Repayments of long-term debt	(635)	(693)	(756)
Payments on capital lease obligations	(2,124)	(1,913)	(1,291)
(Decrease) Increase in disbursement accounts	(368)	1,174	(810)
Net borrowings (repayments) under line-of-credit agreement	100	(100)	—
Excess tax benefit from exercise of stock options	0	—	1,423
Treasury stock acquired	0	—	(196)
Proceeds from exercise of stock options	3	2,397	1,556

Net Cash (Used in) Provided by Financing Activities	(3,024)	865	(74)

Net (decrease) increase in cash and cash equivalents	(1,825)	19,672	4,126
Cash and cash equivalents, beginning of period	14,421	12,596	32,268

Cash and cash equivalents, end of period	$12,596	$32,268	$36,394

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(shares and dollars in thousands, except per share amounts)

	Common	Common		Retained
	Stock	Stock	Additional	Earnings /	Treasury	Deferred	Total
	Shares	$.001	Paid-in	Accumulated	Stock,	Compensation	Stockholders'
	Outstanding	Par Value	Capital	Deficit	at Cost	Obligation	Equity
Balance, January 31, 2004	12,937	$14	$83,696	$3,986	$(7,676)	$0	$80,020

Exercise of stock options	2		3				3
Tax benefit from stock warrants			1,157				1,157
Shares in deferred compensation plan	(280)				(651)		(651)

Net loss				(10,480)			(10,480)

Balance, January 29, 2005	12,659	14	84,856	(6,494)	(8,327)	0	70,049

Purchase price of shares held in the deferred compensation plan	280				651		651
Deferred compensation obligation						1,353	1,353
Exercise of stock options	400	1	2,425		(29)		2,397
Tax benefit from exercise of stock options			462				462

Net income				28,251			28,251

Balance, January 28, 2006	13,339	15	87,743	21,757	(7,705)	1,353	103,163

Exercise of stock options	346		2,849		(1,490)		1,359
Tax benefit from exercise of stock options			1,423				1,423
Restricted stock granted and related compensation expense	175		254				254
Share based compensation expense			592				592

Net income				12,602			12,602

Balance, February 3, 2007	13,860	$15	$92,861	$34,359	$(9,195)	$1,353	$119,393

The accompanying notes are an integral part of the Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Company Description and Basis of Presentation
United Retail Group, Inc. (“United Retail”) is a specialty retailer of large-size women’s fashion apparel, footwear and accessories, featuring AVENUE® brand merchandise, operating 484 stores as of February 3, 2007 throughout the United States.
The consolidated financial statements include the accounts of United Retail and its subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
Certain prior year balances have been reclassified to conform with the current year presentation.
2. Summary of Significant Accounting Policies
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. Fiscal 2004, fiscal 2005 and fiscal 2006 consisted of 52, 52, and 53 weeks and ended on January 29, 2005, January 28, 2006, and February 3, 2007, respectively.
Net Revenues
Revenues include sales from all stores operating during the period and the Company’s website operations. Revenues are net of returns and exclude sales tax. Revenue is recognized when title and risk of loss have passed to the customer, which for stores is at the point of sale and for internet sales is at the point of destination. Revenue from gift cards is recognized at the time the gift cards are redeemed.
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
Vendor Discounts
The Company avails itself of excess cash positions by paying vendors earlier than required by the terms of the purchase order. Such payments result in additional discounts and are deducted from general, administrative and store operating expenses.
Cost of Goods Sold, Buying and Occupancy
Cost of goods sold includes merchandise costs, net of discounts and allowances, marketing, freight, inventory shrinkage and shipping and handling costs. Buying and occupancy expenses primarily include payroll expenses for the Company’s buying departments and distribution network, rent, common area maintenance, real estate taxes, utilities, maintenance and depreciation for the Company’s stores, distribution center, internet fulfillment center and equipment.
Marketing Costs
Most marketing costs are expensed when ordered which is generally when the services are provided. Certain direct response mail and media campaigns are expensed over the life of the campaign, which are typically less than one year. Marketing expenses, included in cost of goods sold in the accompanying statements of operations, were $11.6 million, $14.6 million and $15.4 million in fiscal 2004, 2005 and 2006, respectively.
Rent Expense
Rent expense for step rent provisions and escalation clauses is recognized on a straight-line basis over the minimum term of the related lease and included along with other related rent expense as part of buying and occupancy costs.
Lease incentives are recorded as liabilities and are amortized as a reduction of rent expense over the minimum term of the related lease, on a straight-line basis, as a part of buying and occupancy costs.
Earnings Per Share
Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Earnings per diluted share includes the weighted average effect of dilutive stock awards on the weighted average shares outstanding.
The computation of earnings per diluted share excludes options to purchase 1,893,812 shares in fiscal 2004 as a result of the Company’s net loss. The computation of earnings per diluted share excludes options to purchase 579,400 shares in fiscal 2005 because the options’ exercise prices were greater than the average market price of the common shares. The computation of earnings per diluted share excludes (i) options to purchase 288,500 shares and (ii) 175,000 shares of unvested restricted stock in fiscal 2006 using the treasury stock method because the impact of such awards was antidilutive.
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
Restricted Cash
Effective January 25, 2005, the Company is required by The CIT Group/Business Credit, Inc. to maintain at all times balances in a designated account in an amount not less than 25% of the amount of gift cards and merchandise credits issued and not redeemed during the prior six month period (See Note 7).
Inventory
Inventories are stated at the lower of cost or market and include import inventory in-transit. Import inventory in-transit has been included in the balance sheet and accounts payable on the basis of the FOB shipping point terms. The amounts of import inventory in-transit included in the inventory amount were $12.5 million and $11.0 million as of January 28, 2006 and February 3, 2007, respectively.
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
Further, deferred markdowns can result in an overstatement of cost under the lower of cost or market principle. Accordingly, at fiscal year-end, management conducts a thorough review of inventory on hand and, based on its business judgment, may reduce further the carrying value of inventory by recording a markdown reserve for inventory with sales performance below expectations and/or unsold quantities in excess of expectations. Recording a reserve reduces the inventory recorded on the Company’s balance sheet and is charged to the Company’s cost of sales in the accompanying statements of operations.
Long-Lived Assets
Depreciation and amortization of property and equipment are computed for financial reporting purposes on a straight-line basis, using service lives of 40 years for the distribution center building, the lesser of the estimated useful life or the life of the lease for leasehold improvements and 5 to 20 years for furniture, fixtures and equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Betterments which extend service lives are capitalized.
The Company regularly evaluates whether events and circumstances have occurred that indicate either that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the group of assets that have independent cash flows on a combined basis in measuring whether the carrying value of the assets are recoverable.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash equivalents. The Company places its cash and cash equivalents in highly liquid investments with high quality financial institutions.
Private Label Credit Card Agreement
The Company and World Financial Network National Bank (“WFN”) are parties to a Private Label Credit Card Program Agreement. On November 28, 2005, the Credit Card Program Agreement was restated (as restated, the “Amended Agreement”). WFN reviews applications for credit cards, issues credit cards to eligible applicants, processes billing statements and payments, handles customer service and initiates collection activities from delinquent customers (“Processing Costs”). The Company does not include the receivable created under the Credit

Card Program in the Company’s balance sheet because the Company has no interest in the customer accounts or receivables. The Amended Agreement is effective as of January 29, 2006 and shall expire on February 29, 2012 unless terminated earlier. In fiscal 2006, the Bank paid the Company amounts based on the program’s sales and accounts receivable.
In fiscal 2005 and fiscal 2004, a credit card program premium was paid to the Company equal to royalties (program revenues less net write-offs of receivables and the cost of funding the receivable) less Processing Costs.
The net amount received from the Bank is deducted from general, administrative and store operating expenses. The amounts deducted from general, administrative and store operating expenses were $5.2 million, $6.6 million and $5.5 million for the fiscal years ended January 29, 2005, January 28, 2006 and February 3, 2007, respectively.
Incurred But Not Reported Claims For Personal Injuries and Medical Benefits
The Company has insurance policies with coverage for auto, general liability and workers’ compensation but it remains liable for a self-insured retention. Additionally, the Company is self-insured for its medical, dental and prescription plans for associates but it has stop loss insurance policies to limit its liability. The Company records a liability for incurred but not reported claims (“IBNR”) for each fiscal year. This liability is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker.
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
Share Based Compensation
The Company’s share based compensation plans provide for the issuance of stock options, stock appreciation rights settled in stock (“stock SAR’s”), stock appreciation rights settled in cash (“cash SAR’s”), and restricted stock.
Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” using the modified prospective transition method. Under the modified prospective transition method of SFAS 123R, the value of share based compensation is measured at fair value on the grant date of the award based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. SFAS 123R applies to all outstanding and unvested share-based payment awards at the adoption date. The transition effect of adopting SFAS 123R was not material to the Company’s financial position, results of operations or cash flows. Prior to adoption of SFAS 123R, the Company accounted for its share-based awards using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, as amended and interpreted (“APB No. 25”). Under the provisions of APB No. 25, no share-based compensation cost was reflected in the consolidated financial statements unless options were granted that had an exercise price less than the market value of the underlying stock on the date of grant. In adopting SFAS 123R using the modified prospective transition method, the Company was not required to restate the results of prior periods.
Prior to the adoption of SFAS 123R, the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.
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
Recent Accounting Pronouncements
In November 2004, FASB issued SFAS No. 151, “Inventory Costs”, which amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“SFAS 151”). SFAS 151 amends the accounting for inventory costs such that idle facility expense, excessive spoilage, double freight and rehandling costs are recognized as current-period charges. The provisions of SFAS 151 were effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have an impact on the Company’s financial position, results of operations or cash flows, as the Company historically has not manufactured merchandise.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. This standard requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the transition provisions of any existing pronouncements. The adoption of SFAS 154 did not have a significant impact on its consolidated financial condition, results of operations or cash flows.
In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The rental costs should be included in income from continuing operations. The guidance in FSP 13-1 shall be applied in the first reporting period beginning after December 15, 2005. The adoption of FSP 13-1 did not have a significant impact on its consolidated financial condition, results of operations or cash flows.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for

Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax provisions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of February 4, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company does not expect that the adoption of FIN 48 will have a significant impact on its consolidated financial condition, results of operations or cash flows.
In June 2006, the FASB ratified the consensuses of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), which discusses the presentation of sales taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 will not result in a change to the Company’s accounting policy and, accordingly, will not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value of assets and liabilities and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 157 will have a significant impact on its consolidated financial condition, results of operations or cash flows.
In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which shall be applied in the first reporting period beginning after December 15, 2006. The Company does not maintain a defined benefit pension plan. Accordingly, the Company does not believe that SFAS 158 will have a significant impact on its consolidated financial condition, results of operations or cash flows.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in which the Staff provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. The Company adopted SAB 108 as of February 4, 2007, as required. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
In February 2007, the FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 will be effective beginning fiscal 2008. The Company is currently assessing the impact of SFAS 159 on its financial statements.
3. Property and Equipment
Property and equipment, at cost, consists of (dollars in thousands):

	January 28,	February 3,
	2006	2007
Land	$2,176	$2,176
Buildings	10,574	10,574
Furniture, fixtures and equipment (1)	88,213	87,458
Leasehold improvements	84,775	85,350
Construction in process	—	2,976

	185,738	188,534

Accumulated depreciation and amortization	(118,947)	(125,647)

Property and equipment, net	$66,791	$62,887

(1)	Includes approximately $8.2 million of assets under capital leases resulting from a sale and leaseback agreement.
4. Accrued Expenses
Accrued expenses consist of (dollars in thousands):

	January 28,	February 3,
	2006	2007
Payroll related expenses	$6,682	$5,098
Gift cards and other customer credits	4,137	4,844
Insurance payables	4,009	4,051
Other	11,683	10,582

	$26,511	$24,575

5. Leases
Operating Leases
The Company leases its retail store locations, office facilities and certain equipment under operating leases. Annual store rent is composed of a fixed minimum amount, plus contingent rent based upon a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments to the landlord covering taxes, maintenance and certain other expenses.
Rent expense was as follows (dollars in thousands):

	Fiscal	Fiscal	Fiscal
	2004	2005	2006
Real estate rent	$43,019	$42,556	$43,155
Equipment and other	518	533	536

Total rent expense	$43,537	$43,089	$43,691

At February 3, 2007, the Company was committed under store leases with terms typically ranging from 1 to 12 years and with varying renewal options. Some leases also include early termination options, which can be exercised under specific conditions. Many leases entered into by the Company contain rent escalations during the term of the lease and include options that may extend the lease term beyond the initial commitment period.
The following is a schedule by year of approximate minimum lease payments (dollars in thousands) under operating leases:

Operating
2007	$43,886
2008	39,495
2009	36,332
2010	33,465
2011	30,575
Thereafter	66,637

Total minimum lease payments	$250,390

Capital Lease
In January 2002, the Company executed a five-year $8.2 million sale and leaseback agreement for certain fixtures in new and remodeled stores. The lease bears an interest rate of 7.0% per annum. The Company was required to pay sales tax as part of the agreement. The agreement provided the Company the option of buying back the fixtures at the end of the term for a nominal price which was done in March 2007.
6. Long-term Debt
In 1994, the Company executed a fifteen-year $8.0 million loan bearing interest at 8.64% per annum. Interest and principal are payable in equal monthly installments of $79,437 beginning May 1994. The loan is collateralized by a mortgage on its national distribution center.
The balance outstanding under this loan is as follows (dollars in thousands) :

	January 28,	February 3,
	2006	2007
8.64% Mortgage due 2009	$2,633	$1,877
Less: current maturities	756	817

Long-term debt	$1,877	$1,060

Principal maturities by year are as follows (dollars in thousands):

Debt
Maturities
2007	$817
2008	897
2009	163

Total	$1,877

7. Financing Agreement (See Note 15)
The Company and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997, as amended (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”). The Financing Agreement provides for a revolving line of credit of $50 million. The revolving line of credit is used by the Companies to support trade letters of credit and standby letters of credit and to finance loans which could be used for working capital and general corporate purposes.
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
In the event a loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the J.P. Morgan Chase Bank prime rate plus incremental percentages ranging from 0.00% to 0.75% or the LIBOR rate plus incremental percentages ranging from 1.75% to 2.50% as determined by the average excess availability each month per the Financing Agreement on a per annum basis. The borrower can select either the prime rate or the LIBOR rate as the basis for determining the interest rate. Payments of revolving loans are not required until termination of the agreement unless either 1) the outstanding balance of revolving loans and outstanding letters of credit exceeds the availability under the agreement, in which case the excess would be payable upon demand from CIT or 2) the Company is in default under the Financing Agreement.
The line of credit is collateralized by (i) inventory and its proceeds, (ii) bank credit card receivables and (iii) the balance on deposit from time to time in an account that has been pledged to the lenders.
At February 3, 2007, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $16.9 million, trade letters of credit for the account of the Companies were outstanding in the amount of $25.9 million, standby letters of credit were outstanding in the amount of $7.2 million and no loan had been drawn down. The Company’s cash and cash equivalents of $36.4 million was unrestricted.
The Company did not draw down on its revolving credit facility in 2005 or 2006. The average amount of borrowings outstanding during fiscal 2004 was $0.5 million at a weighted average interest rate of 5.4%.
8. Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and trade payables approximate fair value because of the short-term maturity of these items. The fair value of long-term debt (distribution center financing and capital leases), including the current portion, is estimated to be $2.3 million at February 3, 2007 based on the current rates quoted to the Company for debt of the same or similar issues. Deferred compensation plan assets and liabilities are stated at market value except shares of Company stock (see note 10).

9. Income Taxes
The (benefit from) provision for income taxes consists of (dollars in thousands):

	Fiscal	Fiscal	Fiscal
	2004	2005	2006
Current:	$(2,165)	$1,573	$1,121
Federal	137	446	519

State	(2,028)	2,019	1,640

Deferred:
Federal	—	(12,204)	1,774

State	—	(6,619)	(394)

	—	(18,823)	1,380

(Benefit from) / provision for income taxes	$(2,028)	$(16,804)	$3,020

Reconciliation of the (benefit from) provision for income taxes from the U.S. Federal statutory rate to the Company’s effective rate is as follows:

	Fiscal	Fiscal	Fiscal
	2004	2005	2006
Statutory Federal income tax rate	(34.0%)	34.0%	34.3%
State income taxes, net of Federal benefit	1.1	4.6	4.6
Permanent differences including credits	—	(1.5)	(1.0)
Reversal of previously accrued income taxes	(14.5)	9.1	(2.8)
IRS refund settlement	(2.8)	—	—
Other	(0.3)	4.8	(0.3)

Sub-total	(50.5)	51.0	34.8

Change in deferred tax valuation allowance	34.3	(197.8)	(15.5)

Effective tax rate	(16.2%)	(146.8%)	19.3%

In November 2003, the Company agreed in principle with the IRS on the settlement of a matter related to tax refund claims the Company had filed for research credits and for deductions attributable to certain bank financing transactions during 1989 to 1992. In fiscal 2004, the Company received payments from the IRS in the amount of $2.8 million. As a result, $1.1 million was recorded as an increase to additional paid-in capital as it related to stock warrant deductions, $1.3 million of interest income was recorded in the Company’s results of operations and $0.4 million in federal tax benefit was recorded related to research credits.

In fiscal 2004, due to various settlements, the Company also recorded a $1.8 million tax benefit for reversals of accruals for potential tax liabilities.
Significant components of the Company’s deferred tax assets and (liabilities) are summarized below (dollars in thousands):

	January 28,	February 3,
	2006	2007
Current deferred tax assets:
Federal NOL’s and other tax attributes	$5,809	$547
State NOL’s	1,400	1,119
Inventory	1,129	1,810
Accruals and reserves	1,012	819

Total current deferred tax assets	$9,350	$4,295

Non-current deferred tax assets:
State NOL’s	$4,097	$3,885
Federal NOL’s and other tax attributes	3,749	3,202
Depreciation	3,348	5,626
Compensation	1,492	1,791

Total non-current deferred tax assets	$12,686	$14,504

Non-current deferred tax liabilities:
Accruals and reserves	$(790)	$(1,357)

Total non-current deferred tax liabilities	$(790)	$(1,357)

Valuation allowance	$(2,423)	$—

Net deferred tax asset	$18,823	$17,442

The Company increased its valuation allowance by $4.3 million in fiscal 2004. In the fourth quarter of fiscal 2005, due to a number of factors, primarily that the Company recorded income before taxes of $11.4 million for fiscal 2005 (and taxable income exceeded that amount), management increased its projection of future taxable income. As a result of these increased projections, management concluded the future utilization of the majority of its deferred tax assets was more likely than not. In fiscal 2005, the Company reduced its valuation allowance by $22.6 million. In fiscal 2006, the Company further reduced its valuation allowance by $2.4 million due to a change in management’s policy regarding charitable contributions and its projection of having sufficient future taxable income to utilize its charitable contribution carryforward.
At February 3, 2007 the Company had net operating loss carryforwards of approximately $1.6 million available to reduce future Federal taxable income, expiring through 2023. Additionally, at February 3, 2007 the Company had net operating loss carryforwards of approximately $70 million available to reduce future taxable income in certain states, expiring through 2024. The utilization of these carryforwards will not have any future impact on the results of operations but will have a favorable impact on future cash flows.
10. Retirement Plans
The Company maintains a qualified defined contribution pension plan. Generally, an employee is eligible to participate in the plan if the employee has completed one year of full-time continuous service. The Company matches a portion of employee savings contributions.

The Company also maintains a non-qualified defined contribution pension plan, the Supplemental Retirement Savings Plan (the “SRSP”). The Company matches a portion of employee savings contributions for those associates whose contributions to the qualified plan are limited by IRS regulations, as well as retirement contributions for certain grandfathered associates equal to 6% of those associates’ compensation.
In fiscal 2004, the SRSP purchased 279,870 shares of the Company’s common stock at a cost of $0.7 million using a portion of the funds accumulated since 1993 in the deferred compensation account of Raphael Benaroya, the Company’s Chairman, President and Chief Executive Officer. The shares held in Mr. Benaroya’s SRSP account were reflected in the same manner as treasury shares and carried at cost on the balance sheet. In fiscal 2004 and the first half of 2005 the liability was marked to market and this liability adjustment flowed through the statement of operations as either an increase or a decrease in compensation expense. With respect to the SRSP assets, marketable securities were also marked to market except shares of Company stock, which are recorded permanently at cost. This asset adjustment also flowed through the statement of operations. The liability adjustment and the asset adjustment were not necessarily equal in amount because of the disparate treatment of Company stock. In fiscal 2004 and fiscal 2005, the market price of Company stock increased and the related compensation expense was $0.7 million and $0.6 million, respectively.
In the second quarter of fiscal 2005, the Company amended the SRSP and, as a result, the market value of Company stock held in the SRSP, $2.0 million, on the date of the amendment was reclassified on the balance sheet to the deferred compensation obligation in stockholders’ equity from deferred compensation plan liabilities. Additionally, the cost of those shares, $0.7 million, was reclassified from treasury stock and netted against the deferred compensation obligation. Accordingly, movements in the market price of the Company stock no longer impacted compensation expense as of the date of the change to the plan and the asset and liability adjustments are equal in value.
The value of the other investments, held by the Company on behalf of the SRSP, at January 28, 2006 and February 3, 2007, was $4.1 million and $5.1 million, respectively. The Company accounts for such investments in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and classifies these investments as trading.
Retirement plan expenses, excluding net compensation expense related to Company stock, during fiscal 2004, fiscal 2005, and fiscal 2006 were approximately $311,000, $524,000, and $448,000, respectively.
11. Stockholders’ Equity
Coincident with the completion of its initial public offering on March 17, 1992, the Company’s certificate of incorporation was amended to provide for only one class of Common Stock, par value $.001 per share, with 30 million shares authorized. The Company also authorized 1 million shares of Preferred Stock, par value $.001 per share, to be issued from time to time, in one or more classes or series, each such class or series to have such preferences, voting powers, qualifications and special or relative rights and privileges as shall be determined by the Board of Directors in a resolution or resolutions providing for the issuance of such class or series of Preferred Stock. However, the Financing Agreement forbids the payment of cash dividends.
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
12. Share Based Compensation
As of February 3, 2007, the Company had one primary share based compensation plan, the shareholder approved 2006 Equity Based Compensation and Performance Incentive Plan (the “2006 Plan”), under which stock options, stock SAR’s, cash SAR’s and shares of restricted stock are granted. Grants issued under the 2006 Plan have been made at fair market value on the date of such grants. Stock options, SAR’s (both cash and stock) and restricted stock awards have a maximum term of seven years. Stock options and stock SAR’s generally vest over five years with 20% vesting each year. Cash SAR’s under the 2006 Plan awarded to non-employee members of the Board of Directors are free standing and vest in four equal annual installments commencing on the first anniversary of the date of grant. Cash SAR’s under the 2006 Plan awarded to employees are free standing and vest in five equal annual installments commencing on the first anniversary of the date of grant. The expense related to Cash SAR’s is recognized ratably over the vesting period. Restricted stock grants generally vest over a five-year period with 20% vesting at the end of years three and four and the balance vesting after the fifth year. Under the 2006 Plan, 685,000 options and their equivalents have been authorized to be granted to employees and members of the Company’s Board of Directors. Restricted stock awards decrease the number of awards available for grant by a factor of 1.9 for each share. As of February 3, 2007, 79,000 options and their equivalents were available for grant.
In addition to the 2006 Plan, the Company has three stock option plans, which were used prior to fiscal 2006 and under which no options are available for grant. The options granted vest beginning one year from the date of grant, and vest fully after five years. The options granted expire ten years after the date of grant.
In May 1998, the stockholders ratified the issuance of non-qualified stock options whose market price at the date of grant exceeded the exercise price, which equaled the market price on the date of Board action. Compensation expense was recorded ratably over the five-year vesting period of those options. The deferred tax asset related to this issuance was $0.6 million as of February 3, 2007. All other stock options have been granted at the market price of the stock at the measurement date.
The vesting periods referred to in the preceding paragraphs are subject to acceleration under certain circumstances. Non-employee members of the Board of Directors also received annual grants of options and/or cash SAR’s. The cash SAR’s received by the non-employee members of the Board of Directors were issued under the Company’s Stock Appreciation Rights Plan, prior to the creation of the 2006 Plan. This plan provides for a cash payment by the Company when the Director exercises the stock option granted to him contemporaneously under the Company’s option plans. The cash SAR payment for options granted prior to June 2005 will be an amount equivalent to the after tax equity in the option that is being exercised, that is, the excess of the then current market price of the shares issued over the exercise price of the corresponding option. The payment for options granted in June 2005 will be an amount equivalent to twice the above calculation.
Share based compensation is granted, and the plans are administered, by the Compensation Committee of the Board of Directors, composed of non-employees of the Company. Certain outstanding options were authorized directly by the Company’s stockholders but most were issued in accordance with stock option plans authorized by the stockholders and administered by the Compensation Committee of the Board of Directors. Other option plans are in operation with no options available for grant.

When permitted by an option plan, the Company will facilitate a cashless stock option exercise by issuing treasury stock equivalent to the net value of the options being exercised.
The Company recognized expense of $1.1 million related to share-based compensation in fiscal 2006. The excess tax benefit associated with option exercises was $1.4 million in fiscal 2006. Additionally, the Company received proceeds of $2.8 million in the form of both cash and stock in connection with stock option exercises in fiscal 2006.
Award activity
A summary of stock option and stock SAR’s activity under the Company’s share-based compensation plans in fiscal 2006 is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
			(in years)	(in thousands)
Outstanding at January 28, 2006	1,502,300	$6.86
Granted	288,500	16.20
Exercised	(437,700)	6.51
Forfeited or expired	(11,900)	4.29

Outstanding at February 3, 2007	1,341,200	$9.01	4.5	$7,875

Exercisable at February 3, 2007	832,000	$7.63	3.0	$5,724

Non-vested stock options, restricted stock and stock SAR’s under the Company’s share-based compensation plans in fiscal 2006 are summarized below:

		Weighted
		Average
	Number of	Grant Date
	awards	Fair Value
Outstanding at January 28, 2006	397,200	$2.94
Granted	463,500	$12.41
Vested	(164,700)	$3.79
Forfeited	(11,800)	$2.11

Outstanding at February 3, 2007	684,200	$9.17

The weighted-average grant-date fair value of options and stock SAR’s granted during fiscal 2004, fiscal 2005 and fiscal 2006 was $1.38, $3.50 and $10.04, respectively. The total intrinsic value of options exercised during fiscal 2006 was $4.6 million. As of February 3, 2007, the total unrecognized compensation cost related to outstanding non-vested options and stock SAR’s was $2.6 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. There were no expenses related to options and stock SAR’s in fiscal 2004 and fiscal 2005. The amount recorded as compensation expense related to options and stock SAR’s was $0.6 million in fiscal 2006.

Cash SAR’s activity under the Company’s share based compensation plans in fiscal 2006 is summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
			(in years)	(in thousands)
Outstanding at January 28, 2006	174,000	$5.89
Granted	120,000	15.25
Exercised	(15,400)	6.29
Forfeited or expired	—	—

Outstanding at February 3, 2007	278,600	$9.90	6.6	$1,395

Exercisable at February 3, 2007	77,000	$6.29	5.6	$632

Non-vested cash SAR’s under the Company’s share-based compensation plans in fiscal 2006 are summarized below:

		Weighted
		Average
	Number	Grant Date
	Cash SAR’s	Fair Value
Outstanding at January 28, 2006	112,800	$12.76
Granted	120,000	$8.01
Vested	(31,200)	$12.40
Forfeited	—	—

Outstanding at February 3, 2007	201,600	$9.37

The total intrinsic value of cash SAR’s exercised during fiscal 2006 was $0.1 million.
The liability for cash SAR’s was $1.0 million and $1.1 million at January 28, 2006 and February 3, 2007, respectively. A payment in the amount of $0.1 million was made during fiscal 2006. The amount recorded as compensation expense related to cash SAR’s was $0.1 million, $0.9 million, and $0.3 million in fiscal 2004, fiscal 2005, and fiscal 2006, respectively.
In May 2006, each non-management Director received an award of 10,000 cash SAR’s under the Company’s 2006 Plan.
The Company’s restricted stock activity for fiscal 2006 was as follows:

Weighted
Average
			Remaining	Aggregate
	Number	Grant Date	Contractual	Intrinsic
	Outstanding	Price	Term	Value
			(in years)	(in thousands)
Outstanding at January 28, 2006	—	—
Granted	175,000	$16.33
Vested	—	—
Forfeited	—	—

Outstanding at February 3, 2007	175,000	$16.33	6.5	—

The weighted-average grant-date fair value of restricted stock granted during fiscal 2006 was $16.33. No restricted stock vested during fiscal 2006. As of February 3, 2007, the total unrecognized compensation cost related to outstanding non-vested restricted stock was $2.6 million, which is expected to be recognized over a weighted average period of approximately 4.5 years. There were no expenses related to restricted stock in fiscal 2004 and fiscal 2005. The amount recorded as compensation expense related to restricted stock was $0.3 million in fiscal 2006.
Under APB No. 25, the Company did not expense share-based compensation costs during fiscal 2004 or fiscal 2005 as no options were granted that had an exercise price less than the market value of the underlying stock on the date of grant. The Company’s pro forma net income and pro forma earnings per share for fiscal 2004 and fiscal 2005, had compensation costs for the Company’s stock option plans been determined under the fair value based method and recognition provisions of SFAS 123 at the grant date, would have been as follows:

	Fiscal	Fiscal
(dollars in thousands except per share data)	2004	2005

Reported net (loss) income	$(10,480)	$28,251
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(465)	(405)

Pro forma net (loss) income	$(10,945)	$27,846

Net (loss) income per share:
Basic — as reported	$(0.82)	$2.18
Basic — pro forma	$(0.86)	$2.15

Diluted — as reported	$(0.82)	$2.11
Diluted — pro forma	$(0.86)	$2.08
For the pro forma information and compensation disclosures above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal	Fiscal	Fiscal
	2004	2005	2006
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.71%	4.38%	4.37% – 4.97%
Expected stock price volatility of options and stock SAR’s	50%	50%	71 – 74%
Expected stock price volatility of cash SAR’s	n/a	n/a	61 – 72%
Expected life of options and stock SAR’s (in years)	5	5	4.75–6.5
Expected life of cash SAR’s (in years)	n/a	n/a	4.05 – 5
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock SAR’s.

Expected volatility is based on an average of the historical volatility of the Company’s stock for fiscal 2006. In prior years the expected volatility also considered the implied volatility of market options, peer company volatility, and other factors. The risk-free rate is based on the rate of U.S. Treasury securities at a constant maturity equal to the expected life of option grants. The Company uses historical data to estimate pre-vesting forfeiture rates. The average expected life represents the period of time that share based instruments are expected to be outstanding and has been determined using the simplified method in accordance with SFAS 123R.
13. Supplemental Cash Flow Information
Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Fiscal	Fiscal	Fiscal
	2004	2005	2006
Cash interest paid	$854	$614	$644
Cash interest received	(1,344)	(395)	(1,377)

Net cash interest (received) paid	$(490)	$219	$(733)

Income taxes paid	$118	$758	$938
Income taxes refunded	(1,531)	(340)	(52)

Net income taxes (refunded) paid	$(1,413)	$418	$886

The Company, in certain stock option plans, allows its participants to tender shares of common stock instead of cash when exercising their stock options. Non-cash financing activities include the receipt of 91,947 shares of Company stock with a market value equal to the exercise price of the options exercised and in some cases the related payroll taxes in the amount of approximately $1.2 million for fiscal 2006.
14. Contingencies
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
Expense related to this matter was $1.6 million in fiscal 2004. There was no expense associated with this matter in fiscal 2005 or 2006. The Stanford case was settled in fiscal 2005 at a cost of $1.8 million, at which time the underlying accruals were adjusted resulting in $0.5 million of income. During fiscal 2005, $1.1 million of this liability was paid and the remaining $0.7 million was paid in fiscal 2006. In anticipation of the settlement, compensation of store managers employed by the Company in California had been converted from salaried to hourly wages in January 2005.
15. Subsequent Event
On March 6, 2007, the Financing Agreement between the Companies and CIT was amended. The amendment (i) extends the maturity of the revolving line of credit to August 15, 2010, (ii) reduces the interest rate on loans to either the prime rate quoted by J.P. Morgan Chase Bank or 1.75% above the LIBOR rate, at the Companies’ option, (iii) permits purchase money liens in amounts that do not exceed in the aggregate the maximum amount of capital expenditures permitted under the Financing Agreement and (iv) permits sell-offs of inventory outside the Company’s retail channel of distribution without a dollar limitation provided that sell-offs are consistent with past practices.
16. Supplemental Financial Data (Unaudited)
     (dollars in thousands, except per share data)

	Fiscal 2005
	Qtr 1	Qtr 2		Qtr 3	Qtr 4

Net sales	$106,531	$114,702		$98,061	$119,444
Gross profit	25,691	30,703		25,066	29,966
Operating income	864	4,634	(1)	1,644	4,474
Net income	$1,004	$4,054		$1,854	$21,339	(2)
Net income per common share:
Basic	$0.08	$0.32		$0.14	$1.61
Diluted	$0.08	$0.31		$0.14	$1.54

	Fiscal 2006
	Qtr 1	Qtr 2	Qtr 3	Qtr 4(3)

Net sales	$109,420	$120,912	$104,230	$127,572
Gross profit	28,426	31,876	25,663	31,518
Operating income	3,036	6,254	2,393	3,333
Net income	$1,936	$4,957	$1,089	$4,620	(4)
Net income per common share:
Basic	$0.14	$0.37	$0.08	$0.34
Diluted	$0.14	$0.35	$0.08	$0.33

(1)	Includes a reduction of $0.5 million for settlement costs related to the Stanford case (See Note 14.)

(2)	Includes a $22.6 million tax benefit for reversals of valuation allowances.

(3)	The fiscal quarter ended February 3, 2007 included 14 weeks. The corresponding period in the previous year included 13 weeks.

(4)	Includes a $2.6 million tax benefit for reversals of valuation allowances.

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
As of the end of fiscal 2006, such an evaluation was carried out under the supervision and with the participation of the CEO and CFO. Based on this evaluation, the CEO and CFO each concluded that, at February 3, 2007, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in SEC reports is recorded, processed, summarized and reported within the requisite time periods.
Internal Control Over Financial Reporting
“Management’s Annual Report on Internal Control Over Financial Reporting” is the last section in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and is incorporated herein by reference. The “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” is the second document in Item 8. “Financial Statements and Supplementary Data” of this Report.
Each fiscal quarter, the Company performs a formal evaluation, in which the Company’s CEO and CFO participate, of changes in the Company’s internal control over financial reporting. Based on this evaluation, management concluded that there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended February 3, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9A(T). CONTROLS AND PROCEDURES.
Not applicable.
ITEM 9B. OTHER INFORMATION.
Not applicable.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE.
Incumbent Directors of the Registrant
The nine incumbent Directors have been nominated for reelection by the Board of Directors of the Company. The subsection under “Election of Directors” captioned “Business and Professional Experience” in the Proxy Statement is incorporated herein by reference.
Executive Officers of the Registrant and Subsidiaries
The section captioned “Executive Officers of the Registrant and Subsidiaries” in Item 1. “Business,” is incorporated herein by reference.
Compliance With Section 16(a) of the Exchange Act
The section captioned “Section 16(a) – Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
Codes of Ethics
Separate corporate codes of ethics apply to the Corporation’s officers, to Directors who are not employed by the Corporation and to associates of the Corporation’s subsidiaries. The code for officers of the Corporation has been incorporated as an exhibit to this Report by reference to Exhibit 14 to the Quarterly Report on Form 10-Q for the period ended October 28, 2006 and is available at www.sec.gov. The code for associates of the Corporation’s subsidiaries has been posted on the “About Us – Ethical Statement” page at www.unitedretail.com. The several codes reflect the distinct responsibilities of the different persons covered.
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
Nominating Committee
The Nominating Committee annually recommends a slate of nominees to the Board of Directors for submission to a stockholder vote. On March 1, 2007, the Nominating Committee unanimously recommended the nine incumbent Directors for reelection at the 2007 Annual Meeting of Stockholders.
The Nominating Committee considers the comparative qualifications of (i) incumbent Directors who are willing to stand for reelection, (ii) other candidates, if any, whom the Committee invites to apply and (iii) volunteers, if any, including any recommended in a timely manner by a stockholder of the Company. On March 1, 2007, the Nominating Committee evaluated the performance of the incumbent Directors and found it satisfactory.

A stockholder wishing to submit the name of one or more candidates for consideration by the Nominating Committee should do so by letter to the Committee in care of the Company’s Secretary addressed to the Company’s headquarters and delivered before December of the year preceding the annual meeting of stockholders. (No such letter was received in fiscal 2006.) An address should be provided for the candidate(s) to receive application materials, including a consent to background and reference checks by the Committee and an autobiographical questionnaire, to be completed, signed and returned to the Secretary. Candidates should be available for interviews upon request.
Apart from the Nominating Committee process, stockholders may present their own nominations. Any nominations for election as Directors of the Company that a stockholder intends to present in person or by proxy at the 2008 Annual Meeting of Stockholders but which are not received in proper form by the Secretary of the Company at the principal executive offices of the Company at least 90 days prior to the anniversary date of the 2007 Annual Meeting of Stockholders will be omitted by the Company from the proxy statement and form of proxy relating to that meeting and may not properly be brought before the meeting. The Nominating Committee may select its slate of nominees for election at the 2008 Annual Meeting of Stockholders after the last day on which a stockholder can give notice of intent to present a nomination at the annual meeting of stockholders. The submission of the name of one or more candidates for consideration by the Committee shall not satisfy the requirement to give notice to the Secretary of intent to present a nomination personally or by proxy at the annual meeting of stockholders.
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
The table entitled “Equity Compensation Plan Information As of February 3, 2007” appearing in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The section captioned “Election of Directors-Information Concerning the Board of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.
“Financial Statements and Supplementary Data,” Item 8 of this Report, includes PricewaterhouseCoopers LLP’s previous audit report on the Company’s financial statements for the year ended January 29, 2005. The Company has agreed to indemnify PricewaterhouseCoopers LLP for the payment of all legal costs and expenses incurred in PricewaterhouseCoopers LLP’s successful defense of any legal action or proceeding that might arise as a result of the inclusion of PricewaterhouseCoopers LLP’s previous audit report in this Report. The Company believes that this indemnity is both legally enforceable and appropriate under the circumstances.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)
(1)	Consolidated Financial Statements of the Corporation for fiscal 2006 are included herein.

(2)	Schedule II – Valuation and Qualifying Accounts, together with the related report of the predecessor Independent Registered Public Accounting Firm for the Corporation, are filed herewith and designated as Exhibit No. 99.
(b)
(3) The following additional exhibits are filed herewith:

Number	Description
23.1	Consent of incumbent Independent Registered Public Accounting Firm for the Corporation

23.2	Consent of Predecessor Independent Registered Public Accounting Firm for the Corporation

31	Certifications pursuant to Section 302
(4) Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.
(5) The following additional documents available online at www.sec.gov are incorporated herein by reference:
The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 8, 2007 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-laws of the Corporation, as amended on March 2, 2007

10	Amendment, dated as of March 2, 2007, to the Financing Agreement between the Corporation, United Retail Incorporated and Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc. (“CIT”)

99.1	Restated Audit Committee Charter, as amended March 2, 2007
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 28, 2006 are incorporated herein by reference:

Number in Filing	Description
10*	Form of Severance Pay Agreement

14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406

The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 3, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Form of Stock Appreciation Rights Settled in Cash Award Agreement under 2006 Equity-Based Compensation and Performance Incentive Plan (“2006 Plan”)
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)

10.2*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)

10.3*	Form of Incentive Stock Option Award Agreement under 2006 Plan
The following exhibit to the Corporation’s Current Report on Form 8-K filed on August 31, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)
The following exhibits to the Corporation’s Current Report on Form 8-K filed on August 24, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Incentive Compensation Award Agreement under 2006 Plan

10.2*	Form of Stock Appreciation Rights Settled in Stock Award Agreement under 2006 Plan

10.3*	Form of Restricted Stock Award Agreement under 2006 Plan
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus Agreement, dated June 1, 2006, between the Corporation and Ellen Demaio (Confidential portions filed separately with the Secretary of the Commission)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 2, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Nonqualified Stock Option award agreement under 2006 Plan

10.2*	Form of Stock Appreciation Right settled in cash award agreement under the 2006 Plan

10.3*	Form of Stock Appreciation Right settled in cash granted to nonmanagement Directors under the Corporation’s former Stock Appreciation Rights Plan

10.4*	Tax Accounting Fee Reimbursement Plan
The 2006 Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2006 annual meeting of stockholders is incorporated herein by reference.*
The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 28, 2006 is incorporated herein by reference:

Number in Filing	Description
10	Private Label Credit Card Program Agreement between the Corporation and United Retail Incorporated and World Financial Network National Bank (“Private Label Credit Card Program Agreement”) (Confidential portions filed separately with the Secretary of the Commission)
The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 2, 2006 is incorporated herein by reference:

Number in Filing	Description
10.1*	Spring 2006 Incentive Compensation Plan Agreement
The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.2*	Amendment to Supplemental Retirement Savings Plan

10.3*	Amendment, dated August 29, 2005, to Benaroya Employment Agreement

10.4*	Amendment, dated August 29, 2005, to Remeta Employment Agreement

10.5*	Amendment, dated August 29, 2005, to Carroll Employment Agreement

10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively

10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan

10.2*	Form of Severance Pay Agreement

10.3*	Amendment to 2003 Stock Option Plan

10.4*	Amendment to 2001 Stock Option Plan

10.5*	Amendment to 1999 Stock Option Plan

10.6*	Amendment to 1996 Stock Option Plan

10.7*	Amendment to 1990 Stock Option Plan

10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya (“Benaroya Stock Option”)

10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta (“Remeta Stock Option”)

10.10*	Amendment to Benaroya Employment Agreement

10.11*	Amendment to Remeta Employment Agreement

10.12*	Amendment to Carroll Employment Agreement
The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement

10.2*	Remeta Employment Agreement

10.3*	Carroll Employment Agreement
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder
The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 is incorporated herein by reference:

Number in Filing	Description
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors

The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT
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
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Stock Option

10.2*	Remeta Stock Option

The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1	Restated Stockholders’ Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

10.2	Private Label Credit Card Program Agreement

10.4*	Restated 1990 Stock Option Plan as of March 6, 1998

10.5*	Restated 1990 Stock Option Plan as of May 28, 1996

10.6*	Restated 1996 Stock Option Plan as of March 6, 1998
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement

*	A compensatory plan for the benefit of the Corporation’s management or a management contract.
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

UNITED RETAIL GROUP, INC.
(Registrant)

Date: April 19, 2007	By:	/s/ Raphael Benaroya
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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 19, 2007.

Signature	Title
/s/ RAPHAEL BENAROYA Raphael Benaroya Principal Executive Officer	Chairman of the Board, President, Chief Executive Officer and Director
/s/ GEORGE R. REMETA George R. Remeta Principal Financial Officer	Vice Chairman, Chief Administrative Officer and Director
/s/ JON GROSSMAN Jon Grossman Principal Accounting Officer	Vice President-Finance
/s/ JOSEPH A. ALUTTO Joseph A. Alutto	Director
/s/ JOSEPH CIECHANOVER Joseph Ciechanover	Director
Ross B. Glickman	Director
/s/ MICHAEL GOLDSTEIN Michael Goldstein	Director
/s/ ILAN KAUFTHAL Ilan Kaufthal	Director
/s/ VINCENT P. LANGONE Vincent P. Langone	Director
/s/ RICHARD W. RUBENSTEIN Richard W. Rubenstein	Director

EXHIBIT INDEX
(1)	Consolidated Financial Statements of the Corporation for fiscal 2006 are included herein.

(2)	Schedule II – Valuation and Qualifying Accounts, together with the related report of the predecessor Independent Registered Public Accounting Firm for the Corporation, are filed herewith and designated as Exhibit No. 99.

(3)	The following additional exhibits are filed herewith:

Number	Description
23.1	Consent of incumbent Independent Registered Public Accounting Firm for the Corporation

23.2	Consent of Predecessor Independent Registered Public Accounting Firm for the Corporation

31	Certifications pursuant to Section 302
(4) Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.
(5) The following additional documents available online at www.sec.gov are incorporated herein by reference:
The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 8, 2007 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-laws of the Corporation, as amended on March 2, 2007

10	Amendment, dated as of March 2, 2007, to the Financing Agreement between the Corporation, United Retail Incorporated and Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc. (“CIT”)

99.1	Restated Audit Committee Charter, as amended March 2, 2007
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 28, 2006 are incorporated herein by reference:

Number in Filing	Description
10*	Form of Severance Pay Agreement

14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406
The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 3, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Form of Stock Appreciation Rights Settled in Cash Award Agreement under 2006 Equity-Based Compensation and Performance Incentive Plan (“2006 Plan”)

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Raphael Benaroya (“Benaroya Employment Agreement”)

10.2*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and George R. Remeta (“Remeta Employment Agreement”)

10.3*	Form of Incentive Stock Option Award Agreement under 2006 Plan
The following exhibit to the Corporation’s Current Report on Form 8-K filed on August 31, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment, dated as of August 25, 2006, to Employment Agreement, dated September 3, 2004, between the Corporation and Kenneth P. Carroll (“Carroll Employment Agreement”)
The following exhibits to the Corporation’s Current Report on Form 8-K filed on August 24, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Incentive Compensation Award Agreement under 2006 Plan

10.2*	Form of Stock Appreciation Rights Settled in Stock Award Agreement under 2006 Plan

10.3*	Form of Restricted Stock Award Agreement under 2006 Plan
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus Agreement, dated June 1, 2006, between the Corporation and Ellen Demaio (Confidential portions filed separately with the Secretary of the Commission)
The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 2, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Nonqualified Stock Option award agreement under 2006 Plan

10.2*	Form of Stock Appreciation Right settled in cash award agreement under the 2006 Plan

10.3*	Form of Stock Appreciation Right settled in cash granted to nonmanagement Directors under the Corporation’s former Stock Appreciation Rights Plan

10.4*	Tax Accounting Fee Reimbursement Plan

The 2006 Plan set forth as the appendix to the Corporation’s proxy statement on Schedule 14A for its 2006 annual meeting of stockholders is incorporated herein by reference.*
The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 28, 2006 is incorporated herein by reference:

Number in Filing	Description
10	Private Label Credit Card Program Agreement between the Corporation and United Retail Incorporated and World Financial Network National Bank (“Private Label Credit Card Program Agreement”) (Confidential portions filed separately with the Secretary of the Commission)
The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 2, 2006 is incorporated herein by reference:

Number in Filing	Description
10.1*	Spring 2006 Incentive Compensation Plan Agreement
The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.2*	Amendment to Supplemental Retirement Savings Plan

10.3*	Amendment, dated August 29, 2005, to Benaroya Employment Agreement

10.4*	Amendment, dated August 29, 2005, to Remeta Employment Agreement

10.5*	Amendment, dated August 29, 2005, to Carroll Employment Agreement

10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively

10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali
The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan

10.2*	Form of Severance Pay Agreement

10.3*	Amendment to 2003 Stock Option Plan

10.4*	Amendment to 2001 Stock Option Plan

10.5*	Amendment to 1999 Stock Option Plan

10.6*	Amendment to 1996 Stock Option Plan

10.7*	Amendment to 1990 Stock Option Plan

10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya (“Benaroya Stock Option”)

10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta (“Remeta Stock Option”)

10.10*	Amendment to Benaroya Employment Agreement

10.11*	Amendment to Remeta Employment Agreement

10.12*	Amendment to Carroll Employment Agreement

The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement

10.2*	Remeta Employment Agreement

10.3*	Carroll Employment Agreement
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder
The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 is incorporated herein by reference:

Number in Filing	Description
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. CIT
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
The 1999 Stock Option Plan set forth as the Appendix to the Corporation’s proxy statement on Schedule 14A for its 1999 annual meeting of stockholders is incorporated herein by reference.*
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Stock Option

10.2*	Remeta Stock Option
The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1	Restated Stockholders’ Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

10.2	Private Label Credit Card Program Agreement

10.4*	Restated 1990 Stock Option Plan as of March 6, 1998

10.5*	Restated 1990 Stock Option Plan as of May 28, 1996

10.6*	Restated 1996 Stock Option Plan as of March 6, 1998

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement

*	A compensatory plan for the benefit of the Corporation’s management or a management contract.
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