Form 10-Q
period 2007-05-05
UNITED RETAIL GROUP INC/DE
filed 2007-06-19
CIK 881905

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of May 9, 2007, there were outstanding 13,975,759 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right. The units are referred to herein as “shares.”

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	May 5,	February 3,	April 29,
	2007	2007	2006
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,450	$36,394	$32,954
Accounts receivable	4,081	3,813	2,046
Inventory	70,987	70,738	62,413
Prepaid rents	4,715	4,656	4,621
Restricted cash and cash equivalents	617	910	560
Current deferred taxes	3,845	4,295	7,490
Other prepaid expenses	2,340	2,028	1,544

Total current assets	121,035	122,834	111,628

Property and equipment, net	62,078	62,887	64,068
Deferred compensation plan assets	5,435	5,148	4,490
Long-term deferred taxes	13,084	13,147	10,394
Other intangible assets, net of accumulated amortization of $588, $575 and $533	294	307	350
Other assets	1,082	1,249	1,554

Total assets	$203,008	$205,572	$192,484

LIABILITIES
Current liabilities:
Current portion of distribution center financing	$841	$817	$772
Capital leases	—	404	1,232
Accounts payable and other	24,113	25,335	26,120
Disbursement accounts	8,602	9,430	9,430
Accrued expenses	24,218	24,575	23,402

Total current liabilities	57,774	60,561	60,956

Long-term distribution center financing	837	1,060	1,678
Deferred lease incentives	10,238	10,383	10,038
Deferred compensation plan liabilities	5,435	5,148	4,490
Other long-term liabilities	9,134	9,027	9,123

Total liabilities	83,418	86,179	86,285

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized 1,000,000 shares; none issued
Series A junior participating preferred stock, $.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized 30,000,000 shares; issued 15,404,400 shares, 15,265,100 shares, and 14,810,400 shares	15	15	15
Additional paid-in capital	94,203	92,861	88,924
Deferred compensation obligation (279,870 shares)	1,353	1,353	1,353
Retained earnings (accumulated deficit)	33,521	34,359	23,693
Treasury stock (1,428,641 shares, 1,404,902 shares and 1,317,750 shares) at cost	(9,502)	(9,195)	(7,786)

Total stockholders’ equity	119,590	119,393	106,199

Total liabilities and stockholders’ equity	$203,008	$205,572	$192,484

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Net sales	$111,024	$109,420

Cost of goods sold, including buying and occupancy costs	85,564	80,994

Gross profit	25,460	28,426

General, administrative and store operating expenses	25,447	25,390

Operating income	13	3,036

Interest income	261	226
Interest expense	(93)	(143)

Income before income taxes	181	3,119

Provision for income taxes	66	1,183

Net income	$115	$1,936

Net income per share
Basic	$0.01	$0.14

Diluted	$0.01	$0.14

Weighted average number of shares outstanding
Basic	13,717,799	13,391,393
Common stock equivalents	413,930	737,562

Diluted	14,131,729	14,128,955

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Cash Flows From Operating Activities:
Net income	$115	$1,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,987	3,119
Amortization of deferred charges and other intangible assets	20	24
Loss on disposal of assets	230	42
Non-cash compensation expense	307	146
Tax benefit from exercise of stock options	(197)	(174)
Provision for deferred income taxes	(207)	1,113
Changes in operating assets and liabilities:
Accounts receivable	(453)	1,853
Income taxes	215	2
Inventory	(249)	388
Accounts payable and accrued expenses	(1,410)	(6,508)
Other current assets	(78)	176
Deferred lease incentives	(145)	(598)
Other assets and liabilities	36	56

Net Cash Provided by Operating Activities	1,171	1,575

Investing Activities:
Capital expenditures	(2,409)	(438)
Deferred payment for property and equipment	—	51

Net Cash Used in Investing Activities	(2,409)	(387)

Financing Activities:
Repayments of long-term debt	(200)	(183)
Payments on capital lease obligations	(405)	(463)
(Decrease) increase in disbursement accounts	(828)	(810)
Repayments under line-of-credit agreement	—	—
Tax benefit from exercise of stock options	197	174
Treasury stock acquired	(307)	(81)
Proceeds from exercise of stock options	837	861

Net Cash Used in Financing Activities	(706)	(502)

Net (decrease) increase in cash and cash equivalents	(1,944)	686
Cash and cash equivalents, beginning of period	36,394	32,268

Cash and cash equivalents, end of period	$34,450	$32,954

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
The condensed consolidated financial statements as of and for the thirteen weeks ended May 5, 2007 and April 29, 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles for a full set of financial statements and should be read in conjunction with the financial statement disclosures contained in the Company’s 2006 Annual Report and 2006 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.
2. Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax provisions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of February 4, 2007, as required. The cumulative effect of adopting FIN 48 resulted in a non-cash reduction of retained earnings of $1.0 million as a cumulative effect of an accounting change (see Note 4).
In June 2006, the FASB ratified the consensuses of EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), which discusses the presentation of sales taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The Company’s accounting policy is to present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 did not result in a change to the Company’s accounting policy and, accordingly, did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
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

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which shall be applied in the first reporting period beginning after December 15, 2006. The Company does not maintain a defined benefit pension plan. Accordingly, the adoption of SFAS 158 did not have a significant impact on its consolidated financial condition, results of operations or cash flows.
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
3. Inventories
Inventories are comprised of finished goods and are stated at the lower of cost or market and include import inventory in-transit under FOB shipping point terms. Import inventory in-transit has been included in the balance sheet and accounts payable on the basis of the FOB shipping point terms. The comparable amounts of import inventory in-transit at May 5, 2007 and April 29, 2006 were $7.0 million and $4.5 million, respectively.
4. Income Taxes
The effective income tax rate for the first quarter of the year was 36.5% and 37.9% in fiscal 2007 and fiscal 2006, respectively. The determination of the effective tax rate for the quarterly provision for income taxes involves several management estimates including annual forecasted taxable income, statutory tax rates, and tax planning opportunities. The impact of significant discrete items is separately recognized in the quarter in which they occur.
The Company adopted FIN 48 as of February 4, 2007, as required. The cumulative effect of adopting FIN 48 resulted in a non-cash reduction of retained earnings of $1.0 million as a cumulative effect of an accounting change. As of February 4, 2007, the total amount of unrecognized tax benefits was $1.8 million, which includes $0.1 million of estimated interest and penalties. The Company recognizes interest expense and penalties related to uncertain tax positions within the provision for income taxes. There have been no significant changes to these amounts during the first quarter.
The Company files income tax returns with the U.S. Federal government and each jurisdiction in which in operates, where required. As a matter of course, each of these filings could be subjected to audit by the respective tax authorities. The Company has been audited infrequently and has tax returns open to examination consistent with each jurisdictions respective statute of limitations, and in some cases longer than the standard statute of limitations due to net operating loss carryforwards allowed by each jurisdiction which have not been offset against subsequent taxable income. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for potential exposures. However, audits of these positions could result in the Company owing additional taxes upon audit. Given the uncertainties surrounding future audit activity, the Company cannot estimate potential changes in the amount of unrecognized income tax benefits over the next twelve months.
5. Net Earnings Per Share
Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data includes the weighted average effect of dilutive options on the weighted average shares outstanding. The computation of earnings per diluted share excludes common stock equivalents of 476,500 and 15,000 that were anti-dilutive for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

6. Share Based Compensation
The share based compensation expense recorded during the first quarter, and the related income tax benefit, recognized during the thirteen weeks ended May 5, 2007 and April 29, 2006 were (000’s omitted):

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Compensation expense associated with stock options, stock appreciation rights settled in stock and restricted stock	$307	$146
Compensation expense associated with stock appreciation rights settled in cash.	39	490

Total share based compensation expense	$346	$636

Income tax benefit associated with share based compensation	$197	$174

As at May 5, 2007 the total unrecognized share based compensation expense cost net of forfeitures was $6.4 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.
During the first quarter of fiscal 2007, the Company issued to certain associates 35,000 of stock appreciation rights to be settled in cash with a weighted average exercise price of $13.50 and a grant date fair value of $8.54. Stock options exercised during the first quarter of fiscal 2007 resulted in the issuance of 139,300 shares.
7. Financing Agreement
The Company and certain of its subsidiaries (collectively, the “Companies”) are parties to a Financing Agreement, dated August 15, 1997, as amended (the “Financing Agreement”), with The CIT Group/Business Credit, Inc. (“CIT”). The Financing Agreement provides for a revolving line of credit of $50 million for a term ending on August 15, 2010. The revolving line of credit is used by the Companies to support trade letters of credit and standby letters of credit and to finance loans which could be used for working capital and general corporate purposes.
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
In the event a loan is made to one of the Companies, interest is payable monthly based on a 360-day year at the J.P. Morgan Chase Bank prime rate or the LIBOR rate plus 1.75%, at the Companies’ option. Payments of revolving loans are not required until termination of the agreement unless either 1) the outstanding balance of revolving loans and outstanding letters of credit exceeds the availability under the agreement, in which case the excess would be payable upon demand from CIT or 2) the Company is in default under the Financing Agreement.
The line of credit is collateralized by (i) inventory and its proceeds, (ii) bank credit card receivables and (iii) the balance on deposit from time to time in an account that has been pledged to the lenders.
At May 5, 2007, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $22.1 million, trade letters of credit for the account of the Companies were outstanding in the amount of $20.7 million, standby letters of credit were outstanding in the amount of $7.2 million and no loan had been drawn down. The Company’s cash and cash equivalents of $34.5 million was unrestricted.
The Company did not draw down on its revolving credit facility in the thirteen weeks ended May 5, 2007 or April 29, 2006.
8. Supplemental Cash Flow Information
Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Cash interest paid	$178	$164
Cash interest received	(261)	(314)

Net cash interest (received)	($83)	($150)

Net income taxes paid	$21	$68

The Company, in certain stock option plans, allows its participants to tender shares of common stock instead of cash when exercising their stock options. Non-cash financing activities include the receipt of 23,739 and 4,795 shares of Company stock with a market value equal to the exercise price of the options exercised and in some cases the related payroll taxes in the amount of approximately $0.3 million and $0.1 million in the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.
9. Contingencies
The Company is involved in legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. Legal fees are typically expensed as incurred.
On May 14, 2007, Ms. Earnestine Matthews, a customer of an AVENUE® store in Illinois, served a purported class action complaint on United Retail Incorporated in an action in the United States District Court for the Northern District of Illinois, Eastern Division (no. 07C 2487). (United Retail Incorporated is an operating subsidiary of United Retail Group, Inc.)
The principal claim in the complaint in Matthews vs. United Retail Incorporated is an allegation that the defendant willfully violated the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), an amendment to the federal Fair Credit Reporting Act (“FCRA”). The transaction asserted as the basis for this allegation is that the plaintiff made a purchase on December 15, 2006 and received from the defendant a computer-generated cash register receipt that displayed her credit card expiration date in purported violation of FACTA. The defendant has filed an answer denying the material allegations of the complaint, including a denial that any violation of FACTA by the defendant alleged to have taken place was willful. (On June 4, 2007, the United States Supreme Court ruled that knowing or reckless disregard of a duty under FCRA could constitute a willful violation under FCRA but that a reasonable, albeit erroneous, interpretation of a duty does not establish reckless liability.)
The plaintiff seeks to represent a class consisting of all persons in Illinois to whom the defendant provided an electronically printed register receipt after December 4, 2006, which receipt displayed the expiration date of the person’s credit or debit card. (At February 3, 2007, the defendant accepted credit cards and debit cards at 34 AVENUE® stores in Illinois.)
The plaintiff seeks statutory damages and attorney’s fees. The statutory damages range from $100 to $1,000 for each willful violation.
The Company intends to defend the Matthews case vigorously, contesting it on the merits and opposing certification as a class action.
Management believes that the Matthews case will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. However, if the Court, contrary to expectations, both imposed statutory penalties and granted class action status, the resolution of the Matthews case would be likely to have a material adverse effect on the Company’s annual results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
Introduction
The Executive Summary section of Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a high level summary of the more detailed information elsewhere in this Report and an overview to put this information in context. This section is also an introduction to the discussion and analysis that follows. Accordingly, it necessarily omits details that appear elsewhere in this Report. It should be read together with the balance of this Report and the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “Commission”), which is available online at sec.gov.
Products and Purchasing
The Company is a leading specialty retailer of women’s fashions featuring its proprietary AVENUE® brand. Its product line features AVENUE® brand large size (14 or larger) women’s wearing apparel, AVENUE BODY® brand large size women’s undergarments and loungewear, AVENUE BODY® brand hosiery and CLOUDWALKERS® brand women’s footwear, as well as AVENUE® brand accessories and gifts.
Most of the Company’s products are made for the Company by contract manufacturing abroad.
Customer Base
The Company serves the mass market in the United States and targets fashion conscious women who are from 25 to 55 years of age (with the mean at the mid-40’s) and wear size 14 or larger apparel. Management believes that the number of women in this age range who wear large size apparel has increased in recent years.
Merchandising and Marketing
Design is an important aspect of the Company’s products. Many AVENUE® and AVENUE BODY® products are custom designed. The Company emphasizes a contemporary brand image and consistency of merchandise quality and fit.
The Company maintains an extensive customer database and uses direct mail, print media, advertising, credit card statement inserts, and e-mail messages as part of its marketing activities in the belief that shoppers often make tentative purchasing decisions at home.
The Company uses creative merchandise displays, distinctive signage, its own brand labels and custom designed packaging to create an attractive store atmosphere.
Channel of Distribution
The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company seeks to become a shopping destination instead of relying on traffic in general. At May 5, 2007, it leased 485 stores in 37 states. See, “Growth.” The Company also operates a website at avenue.com that sells a selection of the merchandise that is also on sale in the stores (referred to as “shop @ home” activities.)

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
Deflationary Price Trend in Apparel Industry
The Consumer Price Index published by the U.S. Dept. of Labor, Bureau of Labor Statistics, city average for women’s and girls’ apparel (the “CPI”) declined 0.4% in fiscal 2004, declined 1.9% in fiscal 2005 and increased 2.8% in fiscal 2006, comparing January 31st each year with that date in the previous year. During the 10 years ended January 31, 2007, this apparel CPI declined 10.1%. Price deflation in the industry has limited the extent to which the Company is able to increase prices. There is no assurance that this general deflationary trend will not continue.
Growth
The Company plans to continue its internal growth by increasing sales in its existing store base, as well as in the Company’s shop @ home activities, and by further store openings.
The Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a corporate acquisition at an opportune price if adequate financing at acceptable rates was available and the other business was compatible with the Company’s brand philosophy. The Company’s Board of Directors has also seriously considered, and continues to consider, other strategic alternatives to increase shareholder value.
The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 485 stores in 37 states at May 5, 2007.
The Company opened five stores in the first quarter of fiscal 2007. The Company anticipates that a total of approximately 25 to 30 new stores will be opened in fiscal 2007, subject to the availability of suitable locations that fit the Company’s financial model. Start-up costs for new stores will be expensed but are not expected to have a material effect on general, administrative and store operating expenses for fiscal 2007. This paragraph contains forward-looking information under the Securities Litigation Reform Act (the “Reform Act”), which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
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

DISCUSSION AND ANALYSIS
(This section provides details about the material line items in the Company’s statement of operations.)
First quarter of fiscal 2007 versus first quarter of fiscal 2006
Net sales for first quarter of fiscal 2007 increased 1.5% from first quarter of fiscal 2006, to $111.0 million from $109.4 million.
The principal sources of net sales growth were as follows:

Amount	Attributable to
$ 0.2 million	0.4% comparable store sales increase*
2.3 million	new stores
2.1 million	shop @ home sales increase
(2.8) million	closed stores
(0.2) million	other
$ 1.6 million	Total

*	A store that is relocated within the same shopping center or mall is considered comparable. However, if the store is relocated elsewhere, it is considered a new store and not comparable. A store that is expanded or contracted is still comparable, i.e., the sales from the remodeled store are considered comparable. Stores that are closed are not considered comparable. The comparable store sales calculation is not adjusted for changes in the store sales return reserve and excludes sales on the Internet.
In the first quarter of fiscal 2007, excluding shop @ home sales, average price per unit sold decreased approximately 2%, units sold per average store increased approximately 4% and transactions per average store increased approximately 2%.
The increase in net sales resulted principally from the re-introduction of woven dresses into the merchandise assortment. This category increased sales by $2.3 million in comparison to the first quarter of fiscal 2006.
Inventory turn based on cost of sales was 0.84 for the first quarter of fiscal 2007 and 0.92 in the first quarter of fiscal 2006.
The average number of stores decreased from 498 to 485.
Gross profit decreased to $25.5 million in first quarter of fiscal 2007 from $28.4 million in first quarter of fiscal 2006, decreasing as a percentage of net sales to 22.9% from 26.0%. Gross profit as a percentage of net sales decreased principally because of a decrease in merchandise margins (190 basis points rounded to the nearest 10 basis points) and increases in marketing expenses (70 basis points) and buying and occupancy expenses (30 basis points). It should be noted that the Company has accelerated its new store opening program. See, “Growth.” In the past, average sales at new stores have generally been lower than the average at other, established stores and new store rents have been higher. Accordingly, new stores may have a higher occupancy expense as a percentage of net sales than the Company average while sales there are ramping up. Future gross profit levels will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses were $25.4 million in the first quarter of both fiscal 2007 and fiscal 2006 and decreased as a percentage of net sales to 22.9% from 23.2%. Compensation expense for stock appreciation rights to be settled in cash (“Cash SAR’s”), which is primarily driven by the change in the market price of Company stock and the vesting of awards, decreased $0.5 million in the first quarter of fiscal 2007. See, “Equity-Based Compensation.” General, administrative and store operating expenses decreased as a percentage of net sales principally because of the expense reduction for Cash SAR’s (40 basis points), a decrease in health benefits costs (30 basis points) and higher payments from the issuer of the Company’s private label credit cards (20 basis points), partially offset by higher insurance expenses (60 basis points).
Operating income decreased to $13,000 in the first quarter of fiscal 2007 from $3.0 million in the first quarter of fiscal 2006 as a result of the foregoing.
Interest income increased to $0.3 million in the first quarter of fiscal 2007 from $0.2 million in the first quarter of fiscal 2006, principally from larger amounts invested.
Income before income taxes decreased to $0.2 million in the first quarter of fiscal 2007 from $3.1 million in the first quarter of fiscal 2006.
The provision for income taxes was $0.1 million in the first quarter of fiscal 2007 and $1.2 million in the first quarter of fiscal 2006.
Net income was $0.1 million in the first quarter of fiscal 2007 and $1.9 million in the first quarter of fiscal 2006.
The Company’s effective tax rate was 36.5% for the first quarter of fiscal 2007 and 37.9% for the first quarter of fiscal 2006.

May Sales
Net sales for May 2007 increased 5.8% from May 2006, to $44.5 million from $42.1 million, principally from a 3.9% increase in comparable store sales for the month.
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
Cash Flow Information
Net cash provided by operating activities declined $0.4 million from $1.6 million in the first quarter of fiscal 2006 to $1.2 million in the first quarter of fiscal 2007. The decline resulted principally from three unfavorable factors, namely: (i) accounts receivable increased $0.5 million in the first quarter of fiscal 2007 versus a decrease of $1.9 million in the first quarter of fiscal 2006, (ii) net income decreased to $0.1 million in the first quarter of fiscal 2007 from $1.9 million in the first quarter of fiscal 2006, and (iii) a decrease in the provision for deferred income tax of $0.2 million in the first quarter of fiscal 2007 versus an increase in the provision of $1.1 million in the first quarter of fiscal 2006, partially offset by a lesser decrease in accounts payable and accrued expenses — a decrease of only $1.4 million in the first quarter of fiscal 2007 versus a decrease of $6.5 million in the first quarter of fiscal 2006.
Balance Sheet Sources of Liquidity
The Company’s cash and cash equivalents were $34.5 million at May 5, 2007, $33.0 million at April 29, 2006 and $36.4 million at February 3, 2007.
Inventories were stated at $71.0 million at May 5, 2007 compared with $62.4 million at April 29, 2006 and $70.7 million at February 3, 2007. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)
Inventory, excluding shop @ home inventory and import in-transit inventory, on an average store basis (which management uses to monitor inventory trends), increased 11.2% from April 29, 2006 to May 5, 2007. This increase was principally the result of orders placed for larger quantities of merchandise in anticipation of a substantial increase in demand during the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. However, comparable store sales increased 0.4% for the first quarter of fiscal 2007. (Comparable store sales increased 3.9% for the month of May, 2007.) Inventories increased for AVENUE BODY®, shop @ home, shoes and accessories, which collectively represented over half of the overall increase. Future sales are subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

Inventory levels are seasonal.
Property and equipment decreased to $62.1 million at May 5, 2007 from $64.1 million at April 29, 2006 and $62.9 million at February 3, 2007, principally from depreciation. The Company expects property and equipment to increase later in fiscal 2007 because capital expenditures are budgeted to increase (see, “Capital Expenditures”).
Other Liquidity Sources
Purchases of merchandise directly imported by the Company are made in U.S. dollars and generally financed by trade letters of credit. The Company was the importer of record for 58% of its total purchases in fiscal 2006.
The Financing Agreement has a term expiring on August 15, 2010. The line of credit is $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At May 5, 2007, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $20.7 million and standby letters of credit were outstanding in the amount of $7.2 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.
Subject to the following paragraph, the availability of credit (within the aggregate $50 million line of credit) to any of the Companies at any time is the excess of its borrowing base over the aggregate outstanding amount of its letters of credit and its revolving loans, if any. The borrowing base, as to any of the Companies is (i) the sum of (x) a percentage of the book value of its eligible inventory (both on hand and unfilled purchase orders financed with letters of credit), ranging from 65% to 75% depending on the time of year, (y) the balance from time to time in a bank account in its name that has been pledged to the lenders (the “Pledged Account”) but which can be withdrawn in the Company’s discretion in the absence of an event of default and (z) 85% of certain receivables from credit card companies, less (ii) reserves for rent for 141 stores located in certain states and liens other than permitted liens and, at CIT’s option, a reserve for sales taxes collected but not yet paid.
The provisions of the preceding paragraph to the contrary notwithstanding, the Companies are required to maintain unused at all times combined availability of at least $5 million. Except for the maintenance of a minimum availability of $5 million and a limit on capital expenditures, the Financing Agreement does not contain any significant financial covenants.
The combined borrowing capacity of the Companies under the Financing Agreement is cyclical due to the seasonality of the retail industry. At May 5, 2007, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $22.1 million; the Pledged Account had a zero balance; no loan was outstanding; and the Companies’ balance sheet cash and cash equivalents of $34.5 million were unrestricted. The Company has agreed with CIT to have its subsidiary, Avenue Giftcards, Inc. (which issues AVENUE® giftcards), maintain a minimum level of high-grade liquid investments. These investments, which amounted to $0.6 million, were classified as restricted cash and cash equivalents on the balance sheet at May 5, 2007 and will fluctuate each quarter in relation to the volume of net issuances of AVENUE® giftcards and merchandise credits during the previous six months. (The volume of net issuances is seasonal.)
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
The Company has drawn on the revolving loan facility under the Financing Agreement from time to time to meet its peak working capital requirements. Interest is payable monthly based on a 360-day year either at the prime rate or at the LIBOR rate plus an incremental percentage of 1.75% per annum. The borrower can select either rate as the basis for determining the interest rate. Payment of revolving loans is not required until termination of the Financing Agreement unless either (1) the outstanding balance of revolving loans and outstanding letters of credit exceeds the combined borrowing capacity of the Companies, in which case the excess would be payable upon demand from CIT or (2) a default under the Financing Agreement arises.
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
Capital expenditures were $2.4 million in the first quarter of fiscal 2007 and $0.4 million in the first quarter of fiscal 2006.
Capital expenditures are estimated to be from $20 million to $25 million for fiscal 2007, including costs of refurbishing certain stores and building new stores. See, “Growth” and “Meeting Cash Requirements.” This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
Principal Contractual Obligations
The principal contractual obligations of the Company at February 3, 2007 were summarized in the Form 10-K.
During the first quarter of fiscal 2007, there was no material change outside the ordinary course of the Company’s business in the principal contractual obligations of the Company, taken as a whole.

Pending Litigation
On May 14, 2007, Ms. Earnestine Matthews, a customer of an AVENUE® store in Illinois, served a purported class action complaint on United Retail Incorporated in an action in the United States District Court for the Northern District of Illinois, Eastern Division (no. 07C 2487). (United Retail Incorporated is an operating subsidiary of United Retail Group, Inc.)
The gist of the complaint in Matthews vs. United Retail Incorporated is an allegation that the defendant willfully violated the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), an amendment to the federal Fair Credit Reporting Act (“FCRA”). The transaction asserted as the basis for this allegation is that the plaintiff made a purchase on December 15, 2006 and received from the defendant a computer-generated cash register receipt that displayed her credit card expiration date in purported violation of FACTA. The defendant has filed an answer denying the material allegations of the complaint, including a denial that any violation of FACTA by the defendant alleged to have taken place was willful. (On June 4, 2007, the United States Supreme Court ruled that knowing or reckless disregard of a duty under FCRA could constitute a willful violation under FCRA but that a reasonable, albeit erroneous, interpretation of a duty does not establish reckless liability.)
The plaintiff seeks to represent a class consisting of all persons in Illinois to whom the defendant provided an electronically printed register receipt after December 4, 2006, which receipt displayed the expiration date of the person’s credit or debit card. (At February 3, 2007, the defendant accepted credit cards and debit cards at 34 AVENUE® stores in Illinois.)
The plaintiff seeks statutory damages and attorney’s fees. The statutory damages range from $100 to $1,000 for each willful violation.
The Company intends to defend the Matthews case vigorously, contesting it on the merits and opposing certification as a class action.
Management believes that the Matthews case will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. However, if the Court, contrary to expectations, both imposed statutory penalties and granted class action status, the resolution of the Matthews case would be likely to have a material adverse effect on the Company’s annual results of operations and cash flows. This paragraph constitutes forward-looking information under the Reform Act and is subject to the uncertainty often associated with litigation.
The Company is also involved in other legal actions and claims arising in the ordinary course of business, many of which are covered by insurance but are subject to a self-insured retention. See, “Critical Accounting Policies-Incurred But Not Reported Claims For Personal Injuries and Medical Benefits.” Reserves related to the resolution of legal actions and claims are included on the Company’s Consolidated Balance Sheets, as a liability under “Accrued Expenses.” Management believes that these other actions and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. This paragraph constitutes forward-looking information under the Reform Act and is subject to the uncertainty often associated with litigation.
Meeting Cash Requirements
The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for refurbishing and building stores and replacing fixtures where appropriate. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities. During the first quarter of fiscal 2007, the Company funded its cash requirements from these sources.

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

A markdown reserve is established to reduce to estimated net realizable value the carrying value of excess current merchandise and obsolete categories of merchandise. The markdown reserve was $1.9 million at May 5, 2007 and $1.0 million at April 29, 2006.
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
Incurred But Not Reported Claims For Personal Injuries And Medical Benefits
The Company records a liability for IBNR Claims, which is based on (i) the number and size of outstanding claims, (ii) a comparison between the dates paid claims were incurred and the dates they were paid, (iii) an analysis of the amounts previously paid, (iv) projections of inflation in medical costs and (v) advice from time to time from its insurance broker. The Company has insurance policies with coverage for auto, general liability and workers’ compensation claims but it remains liable for a self-insured retention of $0.1 million for each auto claim and $0.3 million for each general liability and workers’ compensation claim. The Company is self-insured for its medical, dental and prescription plans for associates. The Company has stop loss insurance coverage for employee medical claims over $0.2 million each. Also, there is an aggregate limit for these plans which, at February 3, 2007, was $6.9 million based on the number of associates participating at that time.
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
Tax Matters
The Company provides for income taxes in accordance with FASB Statement No.109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the use of the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expense (benefit) represents the change in the deferred tax asset/liability balance. The Company establishes valuation allowances against deferred tax assets when sufficient negative evidence exists concerning the realization of those deferred tax assets.
As of February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109. FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in a non-cash reduction in the February 4, 2007 balance of retained earnings of $1.0 million.
As of February 4, 2007, the total amount of unrecognized tax benefits was $1.8 million, which includes $0.1 million of estimated interest and penalties. The Company recognizes interest expense and penalties related to uncertain tax positions within the provision for income taxes. There have been no significant changes to these amounts during the first quarter.
A variance between the liability for net unrecognized tax benefits and actual future performance or changes in tax laws could have a significant impact on the Company’s future earnings.
Management believes that deferred tax assets reflected in the balance sheets included in the financial statements contained in this Report were fairly stated in all material respects.
Private Label Credit Cards Issued By World Financial Network National Bank
The Company and World Financial Network National Bank (the “Bank”) are parties to a Private Label Credit Card Program Agreement, dated January 27, 1998 (as amended, the “Credit Card Program Agreement”).
Under the Credit Card Program Agreement, the Bank issues Avenue credit cards that may be used to purchase merchandise and services from United Retail Incorporated and its designees. The Bank also administers the credit card program, handling remittances and processing services. The Bank is the sole and exclusive owner of all customer accounts and the creditor in respect of receivables generated. However, the Company must approve any changes to consumer charges, credit terms and credit criteria related to the accounts.
Under the Credit Card Program Agreement, the Bank pays the Company specified percentages of net credit sales and outstanding receivables, respectively, less chargebacks and “pass through” expenses. Bank payments reduce general, administrative and store operating expenses.
Net credit sales volume with the Bank was $34.6 million in the first quarter of fiscal 2007 and $31.1 million in the first quarter of fiscal 2006.
Net amounts received by the Company under the Credit Card Program Agreement increased 20 basis points as a percentage of net sales to $1.4 million in the first quarter of fiscal 2007 from $1.2 million in the first quarter of fiscal 2006.

The Credit Card Program Agreement shall expire on February 29, 2012 (as may be extended, the “Term”) unless earlier terminated. Additionally, the Term shall automatically extend for successive three-year terms unless one party notifies the other at least six months prior to any such extension that it does not wish to extend the Credit Card Program Agreement.
During the Term of the Credit Card Program Agreement, United Retail Incorporated may not, directly or indirectly, make available to customers any credit program or facility that is similar in purpose to the program established under the Credit Card Program Agreement except multi-purpose credit, charge, debit or secured cards.
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
Share Based Compensation
Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”) requires all share-based payments to directors and employees, including grants of stock options, stock appreciation rights to be settled in stock and shares of restricted stock, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006, using the modified prospective method. Excluding SAR’s to be settled in cash, compensation expense was recognized under SFAS No. 123R in the amounts of $0.3 million for the first quarter of fiscal 2007 and $0.1 million in the first quarter of fiscal 2006.
The Company has issued Cash SAR’s, principally to the nonmanagement Directors as part of annual formula grants commencing in fiscal 2002, which are accounted for in accordance with SFAS 123R. Compensation expense for Cash SAR’s, which is primarily driven by the change in the market price of Company stock as well as vesting of awards, decreased $0.5 million in the first quarter of fiscal 2007. The price for shares of Company stock on the NASDAQ Global Market was $14.50 at the end of the fourth quarter of fiscal 2006 versus $13.93 at the end of the first quarter of fiscal 2007.
Growth
The Company plans to continue its internal growth by increasing sales in its existing store base, as well as in the Company’s shop @ home activities, and by further store openings.
The Company from time to time conducts “due diligence” reviews of businesses that are either for sale as a going concern or are in liquidation. The Company would consider making a bid on a corporate acquisition at an opportune price if adequate financing at acceptable rates was available and the other business was compatible with the Company’s brand philosophy. The Company’s Board of Directors has also seriously considered, and continues to consider, other strategic alternatives to increase shareholder value.

The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 485 stores in 37 states at May 5, 2007.
The Company opened five stores and closed four stores in the first quarter of fiscal 2007. The Company anticipates that a total of approximately 25 to 30 new stores will be opened in fiscal 2007, subject to the availability of suitable locations that fit the Company’s financial model. Start-up costs for new stores will be expensed but are not expected to have a material effect on general, administrative and store operating expenses for fiscal 2007. The Company estimates that it will close approximately 15-20 stores in fiscal 2007 as part of its normal lease maintenance program. This paragraph contains forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
Depreciation and amortization of property and equipment relate principally to assets in stores and declined to $3.0 million in the first quarter of fiscal 2007 from $3.1 million in the first quarter of fiscal 2006.
The Company’s retail selling space was approximately 2.1 million square feet at May 5, 2007 and approximately 2.2 million square feet at April 29, 2006.
E-Commerce
The Company has an Internet site (avenue.com) that sells a selection of the merchandise that is also for sale in the Company’s stores. The Company ships its avenue.com orders (referred to as “shop @ home” sales) from its national distribution center in Troy, Ohio. Shop @ home sales for the first quarter of fiscal 2007 increased 51% from the first quarter of fiscal 2006, to $6.3 million from $4.2 million.
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

The following additional factors, among others, could also affect the Company’s actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: threats of terrorism; war risk; shifts in consumer spending patterns, overall economic conditions; the impact of increased competition; variations in weather patterns; increases in interest rates; the ability to retain, hire and train key personnel; risks associated with the ability of the Company’s manufacturers to deliver products in a timely manner; political instability and other risks associated with foreign sources of production, increases in fuel costs and uncertainty associated with litigation.
As a result of the variables, risks and uncertainties referred to in this section, the estimates and projections made in this Report, and the expectations referred to herein, may not be realized.
The Company assumes no obligation to update any forward-looking statement.
Stockholder Rights Plan
Any action by the Company’s stockholders with respect to any proposed merger or business combination with another corporation shall be taken by a majority of the votes cast at a meeting at which a quorum is present except as may be otherwise prescribed by the General Corporation Law of Delaware (the “GCL”) at the time. However, the Company’s stockholder rights plan (filed with the Commission as the exhibit to the Company’s Registration Statement on Form 8-A, dated September 15, 1999, and available online at sec.gov) and certain provisions of the By-Laws (filed with the Commission as Exhibit No. 3 to the Company’s Current Report on Form 8-K, dated March 8, 2007, and available online at sec.gov) impose restrictions on mergers and business combinations in addition to the requirements of the GCL. These rights and By-Law provisions may make it more difficult for a third party to acquire the Company even if doing so would allow the stockholders to receive a premium over the prevailing market price of the Common Stock. These rights and By-Law provisions are intended to encourage potential acquirers to negotiate and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, these rights and provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect the price of the Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company does not hold or issue financial instruments for trading purposes.
The Company is subject to equity price risk associated with outstanding stock appreciation rights settled in cash (“Cash SAR’s”), held principally by nonmanagement Directors. Compensation expense for Cash SAR’s (which is primarily driven by the change in the market price of Company stock and the vesting of awards) decreased $0.5 million in the first quarter of fiscal 2007. At May 5, 2007, the closing market price of Company Common Stock on the NASDAQ Global Market was $13.93 per share compared with $14.50 at February 3, 2007. Different market prices would have changed the compensation expense accrual for the first quarter of fiscal 2007as follows:

Assumed Price Per Share
at May 5, 2007	Pro Forma Increase (Decrease) In Expense
$15.93	$ 0.2 million
$17.93	$ 0.5 million
$11.93	$(0.2) million
$ 9.93	$(0.4) million
The Company was not exposed to material interest rate risk. See, note 7 to the footnotes to the Company’s financial statements in Item 1. “Financial Statements and Supplementary Data.” The Financing Agreement provides for loans, at the Company’s option, at the prime rate published by J.P. Morgan Chase Bank or the LIBOR rate plus 1.75 percentage points per annum. At May 5, 2007, the Company’s borrowing capacity under the Financing Agreement was $22.1 million, the prime rate was 8.25% per annum and the one month LIBOR rate was 5.32% per annum.
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
As of the end of first quarter of fiscal 2007, such an evaluation was carried out under the supervision and with the participation of the CEO and CFO. Based on this evaluation, the CEO and CFO each concluded that, at May 5, 2007, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in Commission reports is recorded, processed, summarized and reported within the requisite time periods.
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
Each fiscal quarter, the Company performs a formal evaluation, in which the Company’s CEO and CFO participate, of changes in the Company’s internal control over financial reporting. Based on this evaluation, management concluded that there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended May 5, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The subsection in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” captioned “Pending Litigation” is incorporated herein by reference.
ITEM 1A. RISK FACTORS.
Certain risk factors associated with the Company are described in Part I, Item 1A of the Form 10-K, captioned “Risk Factors.” This Item is incorporated herein by reference.
In addition, the subsection in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, captioned “Pending Litigation” is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Financing Agreement does not permit the Company to pay dividends. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Other Liquidity Sources.”
In April 2007, the Company acquired 23,739 shares of Company Common Stock at $12.94 per share in connection with the exercise of an employee stock option. The shares were acquired in lieu of cash payment by the optionholder of withholding taxes due.

ITEM 6. EXHIBITS.
(a)
Certifications pursuant to Section 302 are filed as Exhibit 31 hereto.
Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.
The following additional documents available online at sec.gov are incorporated herein by reference:
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
The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 28, 2006 is incorporated herein by reference:

Number in Filing	Description
10	Private Label Credit Card Program Agreement between the Corporation and United Retail Incorporated and World Financial Network National Bank (Confidential portions filed separately with the Secretary of the Commission)

The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 2, 2006 is incorporated herein by reference:

Number in Filing	Description
10.1*	Spring 2006 Incentive Compensation Plan Agreement
The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.2*	Amendment to Supplemental Retirement Savings Plan

10.3*	Amendment, dated August 26, 2005, to Benaroya Employment Agreement

10.4*	Amendment, dated August 26, 2005, to Remeta Employment Agreement

10.5*	Amendment, dated August 26, 2005, to Carroll Employment Agreement

10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively

10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali
The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan

10.2*	Form of Severance Pay Agreement

10.3*	Amendment to 2003 Stock Option Plan

10.4*	Amendment to 2001 Stock Option Plan

10.5*	Amendment to 1999 Stock Option Plan

10.6*	Amendment to 1996 Stock Option Plan

10.7*	Amendment to 1990 Stock Option Plan

10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya (“Benaroya Stock Option”)

10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta (“Remeta Stock Option”)

10.10*	Amendment to Benaroya Employment Agreement

10.11*	Amendment to Remeta Employment Agreement

10.12*	Amendment to Carroll Employment Agreement
The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement

10.2*	Remeta Employment Agreement

10.3*	Carroll Employment Agreement
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder
The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 is incorporated herein by reference:

Number in Filing	Description
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT
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

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 3, 2001 is incorporated herein by reference:

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
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Stock Option

10.2*	Remeta Stock Option
The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1	Restated Stockholders’ Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

10.4*	Restated 1990 Stock Option Plan as of March 6, 1998

10.5*	Restated 1990 Stock Option Plan as of May 28, 1996

10.6*	Restated 1996 Stock Option Plan as of March 6, 1998
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
0.1	Amendment, dated September 15, 1997, to Financing Agreement
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement

*	A compensatory plan for the benefit of the Corporation’s management or a management contract.
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

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
(Registrant) UNITED RETAIL GROUP, INC.
Date: June 19, 2007

By:	/s/ GEORGE R. REMETA

George R. Remeta, Vice Chairman of the Board, Chief Administrative Officer and Chief Financial Officer — Authorized Signatory

By:	/s/ JOHN J. O’CONNELL III

Vice President — Finance, Chief Accounting Officer

EXHIBIT INDEX
ITEM 6. EXHIBITS.
Certifications pursuant to Section 302 are filed as Exhibit 31 hereto.
Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.
The following additional documents available online at sec.gov are incorporated herein by reference:
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
The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 28, 2006 is incorporated herein by reference:

Number in Filing	Description
10	Private Label Credit Card Program Agreement between the Corporation and United Retail Incorporated and World Financial Network National Bank (Confidential portions filed separately with the Secretary of the Commission)

The following exhibit to the Corporation’s Current Report on Form 8-K filed on March 2, 2006 is incorporated herein by reference:

Number in Filing	Description
10.1*	Spring 2006 Incentive Compensation Plan Agreement
The following exhibits to the Corporation’s Current Report on Form 8-K filed on September 1, 2005 are incorporated herein by reference:

Number in Filing	Description
10.2*	Amendment to Supplemental Retirement Savings Plan

10.3*	Amendment, dated August 26, 2005, to Benaroya Employment Agreement

10.4*	Amendment, dated August 26, 2005, to Remeta Employment Agreement

10.5*	Amendment, dated August 26, 2005, to Carroll Employment Agreement

10.6*	Form of Severance Pay Agreements, dated August 26, 2005, between the Corporation and Terence Puffer and Rose Panicali, respectively

10.9*	Bonus Agreement, dated August 22, 2005, between the Corporation and Rose Panicali
The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 29, 2005 are incorporated herein by reference:

Number in Filing	Description
10.1*	Supplemental Retirement Savings Plan

10.2*	Form of Severance Pay Agreement

10.3*	Amendment to 2003 Stock Option Plan

10.4*	Amendment to 2001 Stock Option Plan

10.5*	Amendment to 1999 Stock Option Plan

10.6*	Amendment to 1996 Stock Option Plan

10.7*	Amendment to 1990 Stock Option Plan

10.8*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and Raphael Benaroya (“Benaroya Stock Option”)

10.9*	Amendment to Stock Option Agreement, dated May 21, 1998, between the Corporation and George R. Remeta (“Remeta Stock Option”)

10.10*	Amendment to Benaroya Employment Agreement

10.11*	Amendment to Remeta Employment Agreement

10.12*	Amendment to Carroll Employment Agreement
The following exhibit to the Corporation’s Current Report on Form 8-K filed on April 22, 2005 is incorporated herein by reference:

Number in Filing	Description
10*	Restated Stock Appreciation Rights Plan

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 is incorporated herein by reference:

Number in Filing	Description
21	Subsidiaries of the Corporation
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 31, 2004 are incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Employment Agreement

10.2*	Remeta Employment Agreement

10.3*	Carroll Employment Agreement
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2004 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus agreement, dated May 28, 2004, between the Corporation and Joann Fielder
The following exhibit to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2004 is incorporated herein by reference:

Number in Filing	Description
10.2*	Form of Indemnification Agreement between the Corporation and each of its Directors
The following exhibit to the Corporation’s Current Report on Form 8-K filed on January 8, 2004 is incorporated herein by reference:

Number in Filing	Description
10	Amendment, dated December 23, 2003, to Financing Agreement among the Corporation, United Retail Incorporated, Cloudwalkers, Inc. and CIT
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

The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 3, 2001 is incorporated herein by reference:

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