Form 10-Q
period 2007-08-04
UNITED RETAIL GROUP INC/DE
filed 2007-09-11
CIK 881905

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
     As of August 4, 2007, there were outstanding 13,980,559 units, each consisting of one share of the registrant’s common stock, $.001 par value per share, and one attached stock purchase right. The units are referred to herein as “shares.”

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	August 4,	February 3,	July 29,
	2007	2007	2006
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,800	$36,394	$48,184
Accounts receivable	3,703	3,813	1,547
Inventory	60,414	70,738	62,522
Prepaid rents	4,732	4,656	4,622
Restricted cash and cash equivalents	359	910	345
Current deferred taxes	3,934	4,295	5,208
Other prepaid expenses	2,211	2,028	2,368

Total current assets	127,153	122,834	124,796

Property and equipment, net	60,705	62,887	61,613
Deferred compensation plan assets	5,344	5,148	4,232
Long-term deferred taxes	11,850	13,147	10,314
Other intangible assets, net of accumulated amortization of $600, $575 and $548	282	307	334
Other assets	1,107	1,249	1,267

Total assets	$206,441	$205,572	$202,556

LIABILITIES

Current liabilities:
Current portion of distribution center financing	$859	$817	$788
Capital leases	—	404	761
Accounts payable and other	28,421	25,335	33,880
Disbursement accounts	7,640	9,430	9,899
Accrued expenses	22,396	24,575	22,509

Total current liabilities	59,316	60,561	67,837

Long-term distribution center financing	615	1,060	1,475
Deferred lease incentives	9,812	10,383	9,513
Deferred compensation plan liabilities	5,344	5,148	4,231
Other long-term liabilities	9,196	9,027	8,122

Total liabilities	84,283	86,179	91,178

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized 1,000,000 shares; none issued
Series A junior participating preferred stock, $.001 par value; authorized 150,000 shares; none issued
Common stock, $.001 par value; authorized 30,000,000 shares; issued 15,409,200 shares, 15,265,100 shares, and 14,851,400 shares	15	15	15
Additional paid-in capital	94,580	92,861	89,538
Deferred compensation obligation (279,870 shares)	1,353	1,353	1,353
Retained earnings	35,712	34,359	28,651
Treasury stock (1,428,641 shares, 1,404,902 shares and 1,343,381 shares) at cost	(9,502)	(9,195)	(8,179)

Total stockholders’ equity	122,158	119,393	111,378

Total liabilities and stockholders’ equity	$206,441	$205,572	$202,556

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	$122,272	$120,912	$233,296	$230,332

Cost of goods sold, including buying and occupancy costs	94,202	89,036	179,766	170,030

Gross profit	28,070	31,876	53,530	60,302

General, administrative and store operating expenses	24,888	25,622	50,335	51,011

Operating income	3,182	6,254	3,195	9,291

Interest income	388	413	648	638
Interest expense	(108)	(49)	(200)	(191)

Income before income taxes	3,462	6,618	3,643	9,738

Provision for income taxes	1,271	1,661	1,337	2,844

Net income	$2,191	$4,957	$2,306	$6,894

Net income per share
Basic	$0.16	$0.37	$0.17	$0.51

Diluted	$0.16	$0.35	$0.16	$0.49

Weighted average number of shares outstanding
Basic	13,802,794	13,504,711	13,760,297	13,448,052
Common stock equivalents	329,051	649,802	372,786	712,291

Diluted	14,131,845	14,154,513	14,133,083	14,160,343

     The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

UNITED RETAIL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2007	2006
Cash Flows From Operating Activities:
Net income	$2,306	$6,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,914	6,063
Amortization of deferred charges and other intangible assets	40	48
Loss on disposal of assets	237	67
Non-cash compensation expense	619	246
Tax benefit from exercise of stock options	(246)	(279)
Deferred income taxes	938	3,580
Changes in operating assets and liabilities:
Accounts receivable	538	2,351
Income taxes	(182)	(252)
Inventory	10,323	279

Accounts payable and accrued expenses	908	664
Other current assets	293	(434)
Deferred lease incentives	(571)	(1,123)
Other assets and liabilities	65	(666)

Net Cash Provided by Operating Activities	21,182	17,438

Investing Activities:
Capital expenditures	(3,971)	(953)

Net Cash Used in Investing Activities	(3,971)	(953)

Financing Activities:
Repayments of long-term debt	(403)	(369)
Payments on capital lease obligations	(404)	(934)
Decrease in disbursement accounts	(1,790)	(341)
Tax benefit from exercise of stock options	246	279
Treasury stock acquired	(307)	(474)
Proceeds from exercise of stock options	853	1,270

Net Cash Used in Financing Activities	(1,805)	(569)

Net increase in cash and cash equivalents	15,406	15,916
Cash and cash equivalents, beginning of period	36,394	32,268

Cash and cash equivalents, end of period	$51,800	$48,184

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
The condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all disclosures required by generally accepted accounting principles for a full set of financial statements and should be read in conjunction with the financial statement disclosures contained in the Company’s 2006 Annual Report and 2006 Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.
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
3. Inventories
Inventories are comprised of finished goods and are stated at the lower of cost or market and include import inventory in-transit under FOB shipping point terms. Import inventory in-transit has been included in the balance sheet and accounts payable on the basis of the FOB shipping point terms. The comparable amounts of import inventory in-transit at August 4, 2007 and July 29, 2006 were $11.3 million and $13.9 million, respectively.
4. Income Taxes
The effective income tax rate for the thirteen and twenty-six weeks ended August 4, 2007 was 36.7%, as compared to 25.1% and 29.2% for the thirteen and twenty-six weeks ended July 29, 2006, respectively. The determination of the effective tax rate for the quarterly provision for income taxes involves several management estimates including annual forecasted taxable income, statutory tax rates, and tax planning opportunities. The impact of significant discrete items is separately recognized in the quarter in which they occur.
The Company adopted FIN 48 as of February 4, 2007, as required. The cumulative effect of adopting FIN 48 resulted in a non-cash reduction of retained earnings of $1.0 million as a cumulative effect of an accounting change. As of February 4, 2007, the total amount of unrecognized tax benefits was $1.8 million, which includes $0.1 million of estimated interest and penalties. The Company recognizes interest expense and penalties related to uncertain tax positions within the provision for income taxes. There have been no significant changes to these amounts during the thirteen and twenty-six weeks ended August 4, 2007.
The Company files income tax returns with the U.S. Federal government and each jurisdiction in which it operates, where required. As a matter of course, each of these filings could be subjected to audit by the respective tax authorities. The Company has been audited infrequently and has tax returns open to examination consistent with each jurisdiction’s respective statute of limitations, and in some cases longer than the standard statute of limitations due to net operating loss carryforwards allowed by each jurisdiction which have not been offset against subsequent taxable income. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for potential exposures. However, audits of these positions could result in the Company owing additional taxes upon audit. Given the uncertainties surrounding future audit activity, the Company cannot estimate potential changes in the amount of unrecognized income tax benefits over the next twelve months.
5. Net Earnings Per Share
Basic per share data has been computed based on the weighted average number of shares of common stock outstanding. Diluted per share data includes the weighted average effect of dilutive common stock equivalents on the weighted average shares outstanding. The computation of earnings per diluted share excludes common stock equivalents of 539,000 and 50,000 that were anti-dilutive for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively, and 488,000 and 50,000 that were anti-dilutive for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

6. Share Based Compensation
The share based compensation expense and the related income tax benefit recognized during the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 were (000’s omitted): (It is noted that a significant portion of expense or reduction of expense associated with stock appreciation rights is due to the changes in the Company stock price.)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Compensation expense associated with stock options, stock appreciation rights settled in stock and restricted stock	$311	$100	$619	$246

Compensation expense (reduction of expense) associated with stock appreciation rights settled in cash	(392)	(270)	(354)	220

Total share based compensation expense (reduction of expense)	$(81)	$(170)	$265	$466

Income tax benefit associated with exercises of share based compensation awards	$49	$106	$246	$280

As at August 4, 2007 the total unrecognized share based compensation expense net of forfeitures was $5.9 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.
During the thirteen weeks ended August 4, 2007, the Company issued to its non-management Directors 70,000 stock appreciation rights to be settled in cash and 35,000 stock options with a weighted average exercise price of $12.00 and a grant date fair value of $6.86. Stock options exercised during the thirteen weeks ended August 4, 2007 resulted in the issuance of 4,800 shares.
During the twenty-six weeks ended August 4, 2007, the Company issued to certain associates and non-management Directors 105,000 stock appreciation rights to be settled in cash with a weighted average exercise price of $12.52 and a weighted average grant date fair value of $7.41. In addition, the Company issued to its non-management Directors 35,000 stock options with a weighted average exercise price of $12.00 and a grant date fair value of $6.86. Stock options exercised during the twenty-six weeks ended August 4, 2007 resulted in the issuance of 144,100 shares.
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
At August 4, 2007, the borrowing capacity of the Companies under the Financing Agreement with CIT, after satisfying the $5 million minimum availability requirement, was $6.9 million, trade letters of credit for the account of the Companies were outstanding in the amount of $27.4 million, standby letters of credit were outstanding in the amount of $5.8 million and no loan had been drawn down. The Company’s cash and cash equivalents of $51.8 million was unrestricted.
The Company did not draw down on its revolving credit facility in the thirteen and twenty-six weeks ended August 4, 2007 or July 29, 2006.
8. Supplemental Cash Flow Information
Net cash flow from operating activities reflects cash payments for interest and income taxes as follows (dollars in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Cash interest paid	$52	$121	$230	$285
Cash interest received	(388)	(347)	(648)	(661)

Net cash interest (received)	($336)	($226)	($418)	($376)

Net income taxes paid	$464	$466	$520	$534

The Company, in certain stock option plans, allows its participants to tender shares of common stock instead of cash when exercising their stock options. There were no such transactions during the thirteen weeks ended August 4, 2007. Non-cash financing activities include the receipt of 25,631 shares of Company stock with a market value equal to the exercise price of the options exercised and in some cases the related payroll taxes in the amount of approximately $0.4 million in the thirteen weeks ended July 29, 2006. For the twenty-six weeks ended August 4, 2007 and July 29, 2006, non-cash financing activities include the receipt of 23,739 and 30,426 shares of Company stock with a market value equal to the exercise price of the options exercised and in some cases the related payroll taxes in the amount of approximately $0.3 million and $0.5 million, respectively.

9. Contingencies
On May 14, 2007, Ms. Earnestine Matthews, a customer of an AVENUE® store in Illinois, served a purported class action complaint on United Retail Incorporated in an action in the United States District Court for the Northern District of Illinois, Eastern Division (no. 07C 2487). (United Retail Incorporated is an operating subsidiary of the Company.)
The complaint in Matthews vs. United Retail Incorporated includes an allegation that the defendant willfully violated the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), an amendment to the federal Fair Credit Reporting Act (“FCRA”). The transaction asserted as the basis for this allegation is that the plaintiff made a purchase on December 15, 2006 and received from the defendant a computer-generated cash register receipt that displayed her credit card expiration date in purported violation of FACTA. The defendant has filed an answer denying the material allegations of the complaint, including a denial that any violation of FACTA by the defendant alleged to have taken place was willful. (On June 4, 2007, the United States Supreme Court ruled that knowing or reckless disregard of a duty under FCRA could constitute a willful violation under FCRA but that a reasonable, albeit erroneous, interpretation of a duty does not establish reckless liability.)
The plaintiff seeks to represent a class consisting of all persons in Illinois to whom the defendant provided an electronically printed register receipt after December 4, 2006, which receipt displayed the expiration date of the person’s credit or debit card. (At February 3, 2007, the Company accepted credit cards and debit cards at 34 AVENUE® stores in Illinois.)
The plaintiff seeks statutory damages and attorney’s fees. The statutory damages range from $100 to $1,000 for each willful violation.
The Company intends to defend the Matthews case vigorously, contesting it on the merits and opposing certification as a class action. The discovery stage of the proceedings has begun.
Management believes that the proceedings in the Matthews case are at too early a stage to permit any prediction of its probable effect on the Company’s financial position, annual results of operations or cash flows. However, if the Court both imposed statutory penalties and granted class action status, the resolution of the Matthews case would be likely to have a material adverse effect on the Company’s annual results of operations and cash flows.
The Company is involved in other legal actions and claims arising in the ordinary course of business, many of which are covered by insurance but are subject to a self-insured retention. Management believes that such other legal actions and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. Legal fees are typically expensed as incurred.

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
Channel of Distribution
The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company seeks to become a shopping destination instead of relying on traffic in general. At August 4, 2007, it leased 484 stores in 37 states. See, “Growth.” The Company also operates a website at avenue.com that sells a selection of the merchandise that is also on sale in the stores (referred to as “shop @ home” activities.)

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
The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 484 stores in 37 states at August 4, 2007.
The Company opened seven stores in the first half of fiscal 2007. The Company anticipates that a total of approximately 20 new stores will be opened in fiscal 2007, subject to the availability of suitable locations that fit the Company’s financial model. Start-up costs for new stores will be expensed but are not expected to have a material effect on general, administrative and store operating expenses for fiscal 2007. This paragraph contains forward-looking information under the Securities Litigation Reform Act (the “Reform Act”), which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
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
Second quarter of fiscal 2007 versus second quarter of fiscal 2006
Net sales for the second quarter of fiscal 2007 increased 1.1% from the second quarter of fiscal 2006, to $122.3 million from $120.9 million.
The principal sources of net sales growth were as follows:

Amount		Attributable to
$2.7	million	new stores
2.5	million	shop @ home sales increase
(3.2)	million	closed stores
(0.6)	million	0.5% comparable store sales decrease*

$1.4	million	Total

*	A store that is relocated within the same shopping center or mall is considered comparable. However, if the store is relocated elsewhere, it is considered a new store and not comparable. A store that is expanded or contracted is still comparable, i.e., the sales from the remodeled store are considered comparable. Stores that are closed are not considered comparable. The comparable store sales calculation is not adjusted for changes in the store sales return reserve and excludes sales on the Internet.
In the second quarter of fiscal 2007, excluding shop @ home sales, average price per unit sold decreased approximately 6%, units sold per average store increased approximately 8% and transactions per average store increased approximately 3%.
The increase in net sales resulted principally from the reintroduction of dresses into the merchandise assortment, which increased sales by $3.5 million in comparison to the second quarter of fiscal 2006.
Inventory turn based on cost of sales was 1.13 for the second quarter of fiscal 2007 and 1.15 for the second quarter of fiscal 2006.
The average number of stores decreased from 496 to 486.
Gross profit decreased to $28.1 million in second quarter of fiscal 2007 from $31.9 million in second quarter of fiscal 2006, decreasing as a percentage of net sales to 23.0% from 26.4%. Gross profit as a percentage of net sales decreased principally because of a decrease in merchandise margins (270 basis points rounded to the nearest 10 basis points) and increases in marketing expenses (40 basis points) and buying and occupancy expenses (30 basis points). It should be noted that the Company has accelerated its new store opening program. See, “Growth.” In the past, average sales at new stores have generally been lower than the average at other, established stores and new store rents have been higher. Accordingly, new stores may have a higher occupancy expense as a percentage of net sales than the Company average while sales there are ramping up. Future gross profit levels will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”

General, administrative and store operating expenses decreased to $24.9 million in the second quarter of fiscal 2007 from $25.6 million in the second quarter of fiscal 2006 and decreased as a percentage of net sales to 20.4% from 21.2%. General, administrative and store operating expenses decreased as a percentage of net sales principally because of a reduction in bonus compensation (90 basis points).
Operating income decreased to $3.2 million in the second quarter of fiscal 2007 from $6.3 million in the second quarter of fiscal 2006 as a result of the foregoing.
Net interest income decreased to $0.3 million in the second quarter of fiscal 2007 from $0.4 million in the second quarter of fiscal 2006.
Income before income taxes decreased to $3.5 million in the second quarter of fiscal 2007 from $6.6 million in the second quarter of fiscal 2006.
The provision for income taxes was $1.3 million in the second quarter of fiscal 2007 and $1.7 million in the second quarter of fiscal 2006.
Net income decreased to $2.2 million in the second quarter of fiscal 2007 from $5.0 million in the second quarter of fiscal 2006.
The Company’s effective tax rate was 36.7% for the second quarter of fiscal 2007 and 25.1% for the second quarter of fiscal 2006.

First half of fiscal 2007 versus first half of fiscal 2006
Net sales for first half of fiscal 2007 increased 1.3% from first half of fiscal 2006, to $233.3 million from $230.3 million. Comparable store sales for the first half of fiscal 2007 declined 0.1%.
The principal sources of net sales growth were as follows:

Amount		Attributable to
$4.8	million	new stores
4.6	million	shop @ home sales increase
(6.2)	million	closed stores
(0.2)	million	other

$3.0	million	Total

In the first half of fiscal 2007, excluding shop @ home sales, average price per unit sold decreased approximately 4%, units sold per average store increased approximately 6% and transactions per average store increased approximately 2%.
The increase in net sales resulted principally from the reintroduction of dresses into the merchandise assortment, which increased sales by $5.9 million in comparison to the first half of fiscal 2006.
Inventory turn based on cost of sales was 1.97 for the first half of fiscal 2007 and 2.07 for the first half of fiscal 2006.
The average number of stores decreased from 497 to 486.
Gross profit decreased to $53.5 million in first half of fiscal 2007 from $60.3 million in first half of fiscal 2006, decreasing as a percentage of net sales to 22.9% from 26.2%. Gross profit as a percentage of net sales decreased principally because of a decrease in merchandise margins (230 basis points) and increases in marketing expenses (50 basis points) and buying and occupancy expenses (30 basis points).
General, administrative and store operating expenses decreased to $50.3 million in the first half of fiscal 2007 from $51.0 million in the first half of fiscal 2006 and decreased as a percentage of net sales to 21.6% from 22.1%. General, administrative and store operating expenses decreased as a percentage of net sales principally because of decreases in bonus compensation (50 basis points) and health benefits costs (40 basis points), partially offset by higher insurance expenses (40 basis points).
Operating income decreased to $3.2 million in the first half of fiscal 2007 from $9.3 million in the first half of fiscal 2006 as a result of the foregoing.
Net interest income was $0.4 million in the first half of both fiscal 2007and fiscal 2006.
Income before income taxes decreased to $3.6 million in the first half of fiscal 2007 from $9.7 million in the first half of fiscal 2006.
The provision for income taxes was $1.3 million in the first half of fiscal 2007 and $2.8 million in the first half of fiscal 2006.
Net income declined to $2.3 million in the first half of fiscal 2007 from $6.9 million in the first half of fiscal 2006.
The Company’s effective tax rate was 36.7% for the first half of fiscal 2007 and 29.2% for the first half of fiscal 2006.

August Sales
Net sales for August 2007 decreased 5.4% from August 2006, to $24.9 million from $26.4 million, principally from a 7.0% decrease in comparable store sales for the month.
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
Cash Flow Information
Net cash provided by operating activities increased $3.8 million from $17.4 million in the first half of fiscal 2006 to $21.2 million in the first half of fiscal 2007. The increase resulted principally from a larger decrease in inventory in the first half of fiscal 2007 ($10.3 million) than in the first half of fiscal 2006 ($0.3 million), partially offset by $4.6 million lower net income and a smaller decrease in deferred income taxes in the first half of fiscal 2007 ($0.9 million) than in the first half of fiscal 2006 ($3.6 million).
Balance Sheet Sources of Liquidity
The Company’s cash and cash equivalents increased to $51.8 million at August 4, 2007 from $48.2 million at July 29, 2006 and $36.4 million at February 3, 2007.
Inventories were stated at $60.4 million at August 4, 2007 compared with $62.5 million at July 29, 2006 and $70.7 million at February 3, 2007. (See, “Critical Accounting Policies – Inventory” for a discussion of estimates made by management in stating inventories in financial statements prepared in accordance with generally accepted accounting principles.)
Inventory, excluding shop @ home inventory and import in-transit inventory, on an average store basis (which management uses to monitor inventory trends), increased 5.2% from July 29, 2006 to August 4, 2007. This increase was principally the result of orders placed for larger quantities of merchandise in anticipation of an increase in demand during the second half of fiscal 2007 compared with the second half of fiscal 2006. However, future sales will be subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
Inventory levels are seasonal.
Property and equipment decreased to $60.7 million at August 4, 2007 from $61.6 million at July 29, 2006 and $62.9 million at February 3, 2007, principally from depreciation. The Company expects property and equipment to increase later in fiscal 2007 because capital expenditures are budgeted to increase (see, “Capital Expenditures”).

Other Liquidity Sources
Purchases of merchandise directly imported by the Company are made in U.S. dollars and generally financed by trade letters of credit. The Company was the importer of record for 58% of its total purchases in fiscal 2006.
The Financing Agreement has a term expiring on August 15, 2010. The line of credit is $50 million for the Companies, subject to availability of credit as described in the following paragraphs. The line of credit may be used on a revolving basis by any of the Companies to support trade letters of credit and standby letters of credit and to finance loans. At August 4, 2007, trade letters of credit for the account of the Companies and supported by CIT were outstanding in the amount of $27.4 million and standby letters of credit were outstanding in the amount of $5.8 million. Standby letters of credit were used principally in connection with insurance policies issued to the Company.
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
The combined borrowing capacity of the Companies under the Financing Agreement is cyclical due to the seasonality of the retail industry. At August 4, 2007, the combined borrowing capacity of the Companies, after satisfying the $5 million minimum availability requirement, was $6.9 million; the Pledged Account had a zero balance; no loan was outstanding; and the Companies’ balance sheet cash and cash equivalents of $51.8 million were unrestricted. The Company has agreed with CIT to have its subsidiary, Avenue Giftcards, Inc. (which issues AVENUE® giftcards), maintain a minimum level of high-grade liquid investments. These investments, which amounted to $0.4 million, were classified as restricted cash and cash equivalents on the balance sheet at August 4, 2007 and will fluctuate each quarter in relation to the volume of net issuances of AVENUE® giftcards and merchandise credits during the previous six months. (The volume of net issuances is seasonal.)
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
Capital expenditures were $4.0 million in the first half of fiscal 2007 and $1.0 million in the first half of fiscal 2006.
Capital expenditures are estimated to be from $12 million to $18 million for fiscal 2007, including costs of refurbishing certain stores and building new stores. See, “Growth” and “Meeting Cash Requirements.” This paragraph constitutes forward-looking information under the Reform Act and is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
Principal Contractual Obligations
The principal contractual obligations of the Company at February 3, 2007 were summarized in the Form 10-K.
During the first half of fiscal 2007, there was no material change outside the ordinary course of the Company’s business in the principal contractual obligations of the Company, taken as a whole.
Pending Litigation
On May 14, 2007, Ms. Earnestine Matthews, a customer of an AVENUE® store in Illinois, served a purported class action complaint on United Retail Incorporated in an action in the United States District Court for the Northern District of Illinois, Eastern Division (no. 07C 2487). (United Retail Incorporated is an operating subsidiary of United Retail Group, Inc.)

The complaint in Matthews vs. United Retail Incorporated includes an allegation that the defendant willfully violated the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”), an amendment to the federal Fair Credit Reporting Act (“FCRA”). The transaction asserted as the basis for this allegation is that the plaintiff made a purchase on December 15, 2006 and received from the defendant a computer-generated cash register receipt that displayed her credit card expiration date in purported violation of FACTA. The defendant has filed an answer denying the material allegations of the complaint, including a denial that any violation of FACTA by the defendant alleged to have taken place was willful. (On June 4, 2007, the United States Supreme Court ruled that knowing or reckless disregard of a duty under FCRA could constitute a willful violation under FCRA but that a reasonable, albeit erroneous, interpretation of a duty does not establish reckless liability.)
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
The Company intends to defend the Matthews case vigorously, contesting it on the merits and opposing certification as a class action. The discovery stage of the proceedings has begun.
Management believes that the proceedings in the Matthews case are at too early a stage to permit any prediction of its probable effect on the Company’s financial position, annual results of operations or cash flows. However, if the Court both imposed statutory penalties and granted class action status, the resolution of the Matthews case would be likely to have a material adverse effect on the Company’s annual results of operations and cash flows. This paragraph constitutes forward-looking information under the Reform Act and is subject to the uncertainty often associated with litigation.
The Company is also involved in other legal actions and claims arising in the ordinary course of business, many of which are covered by insurance but are subject to a self-insured retention. See, “Critical Accounting Policies-Incurred But Not Reported Claims For Personal Injuries and Medical Benefits.” Reserves related to the resolution of legal actions and claims are included on the Company’s Consolidated Balance Sheets, as a liability under “Accrued Expenses-Other.” Management believes that these other actions and claims, net of reserves, will not have a material adverse effect on the Company’s financial position, annual results of operations or cash flows. This paragraph constitutes forward-looking information under the Reform Act and is subject to the uncertainty often associated with litigation.
Meeting Cash Requirements
The Company’s cash requirements include (i) anticipated working capital needs, including seasonal inventory financing, (ii) financing activities, including payments due on its principal contractual obligations and (iii) investing activities, including costs for refurbishing and building stores and replacing fixtures where appropriate. The Company’s historical sources of liquidity have been the availability of credit under the Financing Agreement on a revolving basis and short-term trade credit, as well as its cash on hand and net cash provided by operating activities. During the first half of fiscal 2007, the Company funded its cash requirements from these sources.
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
A markdown reserve is established to reduce to estimated net realizable value the carrying value of excess current merchandise and obsolete categories of merchandise. The markdown reserve was $1.2 million at August 4, 2007 and $0.8 million at July 29, 2006.
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
As of February 4, 2007, the total amount of unrecognized tax benefits was $1.8 million, which includes $0.1 million of estimated interest and penalties. The Company recognizes interest expense and penalties related to uncertain tax positions within the provision for income taxes. There have been no significant changes to these amounts during the first half.
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
Net credit sales volume with the Bank increased to $74.1 million in the first half of fiscal 2007 from $68.8 million in the first half of fiscal 2006.
Net amounts received by the Company under the Credit Card Program Agreement increased 20 basis points as a percentage of net sales to $3.0 million in the first half of fiscal 2007 from $2.6 million in the first half of fiscal 2006.
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
Share Based Compensation
Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”) requires all share-based payments to directors and employees, including grants of stock options, stock appreciation rights to be settled in stock and shares of restricted stock, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. The Company adopted SFAS No. 123R in the first quarter of fiscal 2006, using the modified prospective method. Excluding SAR’s to be settled in cash, compensation expense was recognized under SFAS No. 123R in the amounts of $0.6 million for the first half of fiscal 2007 and $0.2 million in the first half of fiscal 2006.
The Company has issued Cash SAR’s, principally to the nonmanagement Directors as part of annual formula grants commencing in fiscal 2002, which are accounted for in accordance with SFAS 123R. Compensation expense for Cash SAR’s, which is primarily driven by the change in the market price of Company stock as well as vesting of awards, decreased $0.6 million in the first half of fiscal 2007 compared with the first half of fiscal 2006. The price for shares of Company stock on the NASDAQ Global Market was $14.39 at the end of the second half of fiscal 2006 versus $9.86 at the end of the first half of fiscal 2007.
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
The Company’s channel of distribution is retail stores using its AVENUE® trade name. The Company leased 484 stores in 37 states at August 4, 2007.

The Company opened seven stores and closed seven stores in the first half of fiscal 2007. The Company anticipates that a total of approximately 20 new stores will be opened in fiscal 2007, subject to the availability of suitable locations that fit the Company’s financial model. Start-up costs for new stores will be expensed but are not expected to have a material effect on general, administrative and store operating expenses for fiscal 2007. The Company estimates that it will close approximately 15-20 stores in fiscal 2007 as part of its normal lease maintenance program. This paragraph contains forward-looking information under the Reform Act, which is subject to the variables, uncertainties and other risk factors referred to under the caption “Future Results.”
Depreciation and amortization of property and equipment relate principally to assets in stores and declined to $5.9 million in the first half of fiscal 2007 from $6.1 million in the first half of fiscal 2006.
The Company’s retail selling space was approximately 2.1 million square feet at August 4, 2007 and approximately 2.2 million square feet at July 29, 2006.
E-Commerce
The Company has an Internet site (avenue.com) that sells primarily a selection of the merchandise that is also for sale in the Company’s stores. The Company ships its avenue.com orders (referred to as “shop @ home” sales) from its national distribution center in Troy, Ohio. Shop @ home sales for the first half of fiscal 2007 increased 51.7% from the first half of fiscal 2006, to $13.5 million from $8.9 million.
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
The Company is subject to equity price risk associated with outstanding stock appreciation rights settled in cash (“Cash SAR’s”), held principally by nonmanagement Directors. Compensation expense for Cash SAR’s (which is primarily driven by the change in the market price of Company stock and the vesting of awards) decreased $0.6 million in the first half of fiscal 2007 compared with the first half of fiscal 2006. At August 3, 2007, the closing market price of Company Common Stock on the NASDAQ Global Market was $9.86 per share compared with $14.50 at February 3, 2007. Different market prices would have changed the compensation expense accrual for the first half of fiscal 2007 as follows:

Assumed Price Per Share
at August 3, 2007	Pro Forma Increase (Decrease) In Expense
$13.86	$0.5 million
$11.86	$0.2 million
$7.86	($0.2) million
$5.86	($0.4) million
The Company was not exposed to material interest rate risk. See, note 7 to the footnotes to the Company’s financial statements in Item 1. “Financial Statements and Supplementary Data.” The Financing Agreement provides for loans, at the Company’s option, at the prime rate published by J.P. Morgan Chase Bank or the LIBOR rate plus 1.75 percentage points per annum. At August 4, 2007, the Company’s borrowing capacity under the Financing Agreement was $6.9 million, the prime rate was 8.25% per annum and the one month LIBOR rate was 5.33% per annum. (At August 4, 2007, the Companies’ balance sheet cash and cash equivalents of $51.8 million were unrestricted.)
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
As of the end of first half of fiscal 2007, such an evaluation was carried out under the supervision and with the participation of the CEO and CFO. Based on this evaluation, the CEO and CFO each concluded that, at August 4, 2007, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in Commission reports is recorded, processed, summarized and reported within the requisite time periods.
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
Each fiscal quarter, the Company performs a formal evaluation, in which the Company’s CEO and CFO participate, of changes in the Company’s internal control over financial reporting. Based on this evaluation, management concluded that there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended August 4, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The Annual Meeting of Stockholders (the “Meeting”) was held on June 15, 2007.

(c)	The Meeting elected all the directors of the Company for terms ending at the next Annual Meeting of Stockholders, by the following vote:

Name	For	Withhold Authority to Vote
Joseph A. Alutto	11,794,685	886,146
Raphael Benaroya	12,147,544	533,287
Joseph Ciechanover	11,927,376	753,455
Ross B. Glickman	8,641,671	4,039,160
Michael Goldstein	11,704,698	976,133
Ilan Kaufthal	12,147,577	533,254
Vincent P. Langone	12,101,084	579,747
George R. Remeta	11,937,839	742,992
Richard W. Rubenstein	11,984,253	696,578

ITEM 6. EXHIBITS.
(a)
Certifications pursuant to Section 302 are filed as Exhibit 31 hereto.
Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.
The following additional documents available online at sec.gov are incorporated herein by reference:
The following exhibits to the Corporation’s Current Report on Form 8-K filed on July 19, 2007 are incorporated herein by reference:

Number in Filing	Description
10.1*	Restated Employment Agreement between the Corporation and Raphael Benaroya, dated as of June 15, 2007

10.2*	Restated Employment Agreement between the Corporation and George R. Remeta, dated as of June 15, 2007

10.3*	Restated Employment Agreement between the Corporation and Kenneth P. Carroll, dated as of June 15, 2007

10.4*	Form of Restated Severance Pay Agreement between the Corporation or one of its subsidiaries, as the case may be, and certain officers, including Paul D. McFarren and Jon Grossman

10.5*	Severance Pay Agreement between the Corporation and John J. O’Connell III
The following exhibit to the Corporation’s Current Report on Form 8-K filed on June 21, 2007 is incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated as of January 1, 2005, to the Supplemental Retirement Savings Plan
The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 8, 2007 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-laws of the Corporation, as amended on March 2, 2007

10	Amendment, dated as of March 2, 2007, to the Financing Agreement between the Corporation, United Retail Incorporated and Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc. (“CIT”)

99.1	Restated Audit Committee Charter, as amended March 2, 2007

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 28, 2006 are incorporated herein by reference:

Number in Filing	Description
10*	Form of Severance Pay Agreement

14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406
The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 3, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Form of Stock Appreciation Rights Settled in Cash Award Agreement under 2006 Equity-Based Compensation and Performance Incentive Plan (“2006 Plan”)
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated as of August 25, 2006, to Benaroya Employment Agreement

10.2*	Amendment, dated as of August 25, 2006, to Remeta Employment Agreement

10.3*	Form of Incentive Stock Option Award Agreement under 2006 Plan
The following exhibit to the Corporation’s Current Report on Form 8-K filed on August 31, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment, dated as of August 25, 2006, to Carroll Employment Agreement
The following exhibits to the Corporation’s Current Report on Form 8-K filed on August 24, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Incentive Compensation Award Agreement under 2006 Plan

10.2*	Form of Stock Appreciation Rights Settled in Stock Award Agreement under 2006 Plan

10.3*	Form of Restricted Stock Award Agreement under 2006 Plan
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus Agreement, dated June 1, 2006, between the Corporation and Ellen Demaio (Confidential portions filed separately with the Secretary of the Commission)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 2, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Nonqualified Stock Option Award Agreement under 2006 Plan

10.2*	Form of Stock Appreciation Right settled in cash Award Agreement under the 2006 Plan

10.3*	Form of Stock Appreciation Right settled in cash granted to nonmanagement Directors under the Corporation’s former Stock Appreciation Rights Plan

10.4*	Tax Accounting Fee Reimbursement Plan
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
The 1999 Stock Option Plan set forth as the Appendix to the Corporation’s proxy statement on Schedule 14A for its 1999 annual meeting of stockholders is incorporated herein by reference.*
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 is incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Stock Option
The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1	Restated Stockholders’ Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

10.6*	Restated 1996 Stock Option Plan as of March 6, 1998
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement

*	A compensatory plan for the benefit of the Corporation’s management or a management contract.
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
(Registrant) UNITED RETAIL GROUP, INC.
Date: September 10, 2007

By:	/s/ GEORGE R. REMETA
George R. Remeta, Vice Chairman of the Board, Chief Administrative Officer and Chief Financial Officer - Authorized Signatory

By:	/s/ JOHN J. O’CONNELL III
Vice President - Finance, Chief Accounting Officer

EXHIBIT INDEX
ITEM 6. EXHIBITS.
Certifications pursuant to Section 302 are filed as Exhibit 31 hereto.
Certifications pursuant to Section 906 are furnished as Exhibit 32 hereto.
The following additional documents available online at sec.gov are incorporated herein by reference:
The following exhibits to the Corporation’s Current Report on Form 8-K filed on July 19, 2007 are incorporated herein by reference:

Number in Filing	Description
10.1*	Restated Employment Agreement between the Corporation and Raphael Benaroya, dated as of June 15, 2007

10.2*	Restated Employment Agreement between the Corporation and George R. Remeta, dated as of June 15, 2007

10.3*	Restated Employment Agreement between the Corporation and Kenneth P. Carroll, dated as of June 15, 2007

10.4*	Form of Restated Severance Pay Agreement between the Corporation or one of its subsidiaries, as the case may be, and certain officers, including Paul D. McFarren and Jon Grossman

10.5*	Severance Pay Agreement between the Corporation and John J. O’Connell III
The following exhibit to the Corporation’s Current Report on Form 8-K filed on June 21, 2007 is incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated as of January 1, 2005, to the Supplemental Retirement Savings Plan
The following exhibits to the Corporation’s Current Report on Form 8-K filed on March 8, 2007 are incorporated herein by reference:

Number in Filing	Description
3	Restated By-laws of the Corporation, as amended on March 2, 2007

10	Amendment, dated as of March 2, 2007, to the Financing Agreement between the Corporation, United Retail Incorporated and Cloudwalkers, Inc. and The CIT Group/Business Credit, Inc. (“CIT”)

99.1	Restated Audit Committee Charter, as amended March 2, 2007

The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended October 28, 2006 are incorporated herein by reference:

Number in Filing	Description
10*	Form of Severance Pay Agreement

14	Code of Ethics for Principal Executive and Senior Financial Officers pursuant to Section 406
   The following exhibit to the Corporation’s Current Report on Form 8-K filed on November 3, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Form of Stock Appreciation Rights Settled in Cash Award Agreement under 2006 Equity-Based Compensation and Performance Incentive Plan (“2006 Plan”)
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Amendment, dated as of August 25, 2006, to Benaroya Employment Agreement

10.2*	Amendment, dated as of August 25, 2006, to Remeta Employment Agreement

10.3*	Form of Incentive Stock Option Award Agreement under 2006 Plan
The following exhibit to the Corporation’s Current Report on Form 8-K filed on August 31, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Amendment, dated as of August 25, 2006, to Carroll Employment Agreement
The following exhibits to the Corporation’s Current Report on Form 8-K filed on August 24, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Incentive Compensation Award Agreement under 2006 Plan

10.2*	Form of Stock Appreciation Rights Settled in Stock Award Agreement under 2006 Plan

10.3*	Form of Restricted Stock Award Agreement under 2006 Plan
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended April 29, 2006 is incorporated herein by reference:

Number in Filing	Description
10*	Bonus Agreement, dated June 1, 2006, between the Corporation and Ellen Demaio (Confidential portions filed separately with the Secretary of the Commission)

The following exhibits to the Corporation’s Current Report on Form 8-K filed on June 2, 2006 are incorporated herein by reference:

Number in Filing	Description
10.1*	Form of Nonqualified Stock Option Award Agreement under 2006 Plan

10.2*	Form of Stock Appreciation Right settled in cash Award Agreement under the 2006 Plan

10.3*	Form of Stock Appreciation Right settled in cash granted to nonmanagement Directors under the Corporation’s former Stock Appreciation Rights Plan

10.4*	Tax Accounting Fee Reimbursement Plan
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
The 1999 Stock Option Plan set forth as the Appendix to the Corporation’s proxy statement on Schedule 14A for its 1999 annual meeting of stockholders is incorporated herein by reference.*
The following exhibits to the Corporation’s Quarterly Report on Form 10-Q for the period ended May 2, 1998 is incorporated herein by reference:

Number in Filing	Description
10.1*	Benaroya Stock Option
The following exhibits to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 1998 are incorporated herein by reference:

Number in Filing	Description
10.1	Restated Stockholders’ Agreement, dated December 23, 1992, between the Corporation and certain of its stockholders and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto

10.6*	Restated 1996 Stock Option Plan as of March 6, 1998
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Amendment, dated September 15, 1997, to Financing Agreement
The following exhibit to the Corporation’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 is incorporated herein by reference:

Number in Filing	Description
10.1	Financing Agreement

*	A compensatory plan for the benefit of the Corporation’s management or a management contract.
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